Form 10-Q
period 1996-03-31
POLISH TELEPHONES & MICROWAVE CORP
filed 1996-05-13
CIK 925928

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                  Form 10-QSB



  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ----  Exchange Act of 1934

For the quarterly period ended March 31, 1996

      Transition report pursuant to Section 13 or 15(d) of the Securities
- ----- Exchange Act of 1934

For the transitional period from            to
                                 ----------    -----------
Commission File Number 0-24622
                       -------




                  POLISH TELEPHONES AND MICROWAVE CORPORATION
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)




                Texas                                75-2433637
    -------------------------------            ----------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)            identification number)


    433 East Las Colinas Boulevard, Suite 815, Irving, Texas      75075
   ----------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number including area code -- 214/831-8722
                                                 ------------


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
      ----            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: $.001 par value, 1,891,442 shares as of May 10, 1996


                      Index of Exhibits appears on page 14

               Polish Telephones and Microwave Corporation
                            Table of Contents
                           Form 10-QSB Report
                             March 31, 1996

                                                        PAGE
                                                        ----

Part I. Financial Information

   Item 1. Interim Consolidated Financial
    Statements (Unaudited)

      Consolidated Balance Sheet -
       March 31, 1996                                     2

      Consolidated Statements of Operations -
       Three months ended March 31, 1995 and 1996         3

      Consolidated Statements of Cash Flows -
       Three months ended March 31, 1995 and 1996         4

      Notes to interim consolidated financial
       statements                                         5

   Item 2. Management's discussion and analysis of
    financial condition and results of operations         8

Part II. Other Information

   Item 5. Other Information                             10

   Item 6. Exhibits and Reports on Form 8-K              12

           (a)   Exhibits

           (b)   Reports on Form 8-K

 Signatures                                               13

                  Polish Telephones and Microwave Corporation
                          Consolidated Balance Sheet
                                   Unaudited

                                                        MARCH 31,
                                                          1996
                                                        ---------
Current assets:
 Cash                                                 $   510,082
 Short-term investments                                 2,909,524
 Accounts receivable                                      190,870
 Inventory                                                440,520
 Other assets                                             131,399
                                                      -----------
      Total current assets                              4,182,395
Property and equipment:
 Machinery and equipment                                  206,381
 Demonstration equipment                                   57,483
                                                        ---------
                                                          263,864
 Accumulated depreciation                                (112,683)
                                                        ---------
      Net property and equipment                          151,181
Other assets:
 Prepaid expenses                                         105,216
 Investments in operating ventures                        101,869
                                                        ---------
      Total other assets                                  207,085

      Total assets                                    $ 4,540,661
                                                        ---------
                                                        ---------
Current liabilities:
 Accounts payable                                     $   349,538
 Accrued liabilities                                       43,854
                                                        ---------
      Total current liabilities                           393,392
Minority interests                                        738,431

Stockholders' equity:
 Preferred stock, $.001 par value, 4,000,000
  shares authorized, no shares issued and
  outstanding, without defined preference rights                0
 Series A preferred stock, $.001 par value
  1,000,000 shares authorized, no shares issued and
  outstanding                                                   0
 Common stock, $.001 par value, 10,000,000
  shares authorized, 1,890,442 shares issued and
  outstanding                                               1,890
 Additional paid in capital                             8,113,238
 Unpaid capital subscriptions                            (600,000)
 Accumulated deficit                                   (4,106,290)
                                                        ---------
      Stockholders' equity                              3,408,838
                                                        ---------
      Total liabilities and equity                    $ 4,540,661
                                                        ---------
                                                        ---------

 See notes to interim consolidated financial statements

                 Polish Telephones and Microwave Corporation
                   Consolidated Statements of Operations
                                unaudited


                                               THREE MONTHS ENDED MARCH 31,
                                                   1996           1995
                                                ----------     ----------
Revenues                                        $   509,238   $   340,606

Cost of revenues                                    318,161       208,210
                                                ----------     ----------
Gross profit                                        191,077       132,396

Selling, general and admin. expense                 401,544       347,676
                                                ----------     ----------
Loss from operations                               (210,467)     (215,280)
                                                ----------     ----------
Other income (expense):
    Interest income                                  41,472        64,118

    Interest expense                                 (1,647)         (176)

    Foreign exchange gain (loss)                     (2,928)        5,300
                                                  ----------   ----------
                                                     36,897        69,242

Provision for income taxes:
    Foreign income tax on operations
     of subsidiary                                   11,605             0
    Utilization of foreign operating
     loss carryforwards                              (4,457)            0
                                                  ----------   ----------
                                                      7,148             0


Loss before minority interest                      (180,718)     (146,038)

Minority interest in subsidiary's
  losses (income)                                      (390)        4,116
                                                  ----------   ----------

Net loss                                       $   (181,108)  $  (141,922)
                                                  ----------   ----------

Net loss per share                             $      (0.09)  $    (0.07)
                                                  ----------   ----------
Weighted average common and common
    equivalent shares outstanding                 2,031,397    1,988,266
                                                  ----------   ----------


            See notes to interim consolidated financial statements.

                      Polish Telephones and Microwave Corporation
                         Consolidated Statements of Cash Flows
                                        Unaudited


                                                    THREE MONTHS ENDED MARCH 31,
                                                         1996          1995
                                                        ------        ------
Operating Activities
  Net loss                                          $  (181,108)  $  (141,922)
  Add non-cash expenses:
    Depreciation                                         12,321        10,699
    Interest amortized on discounted
      short-term investments                            (10,245)      (17,000)
    Minority interest in subsidiary's
      income (losses)                                       390        (4,116)
    Decrease in minority interests
      subscriptions receivable                           42,595         8,831
  Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable, net      (85,979)      121,233
    Increase in inventory                               (29,520)      (96,811)
    Decrease in other assets                              1,653        15,086
    Increase in prepaid expenses                        (57,825)      (39,349)
    Increase (decrease) in accounts payable             170,833       (43,318)
    Increase (decrease) in accrued liabilities           10,019       (29,350)
                                                     ----------    -----------

      Net cash provided by operating activities        (126,866)     (216,017)

Investing Activities
    Purchase of short term investments               (2,899,279)   (3,943,600)
    Redemption of short term investments              3,471,615     3,963,160
    Purchases of property and equipment                  (9,704)       (9,333)
    Investment in operating venture                     (98,939)            0
                                                     ----------    -----------
      Net cash used in investment activities            463,693        10,227

  Net increase in cash                                  336,827      (205,790)

  Cash at beginning of year                             173,255       546,267
                                                     ----------    -----------
  Cash at end of period                             $   510,082   $   340,477
                                                     ----------    -----------
                                                     ----------    -----------


             See notes to interim consolidated financial statements.

                     POLISH TELEPHONES AND MICROWAVE CORPORATION

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


Note 1 - Financial Statements

      The accompanying unaudited Interim Consolidated Financial Statements include the accounts of Polish Telephones and Microwave Corporation and subsidiary (the "Company").

      The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Note 2 - Income Taxes

      There is no provision for federal or state income taxes and for foreign income taxes for the first quarter of 1995, since the Company had incurred operating losses since inception. In addition, the Company has fully reserved the potential future tax benefits resulting from the utilization of U.S. net operating loss carryforwards, Polish operating loss carryforwards and other temporary timing differences.

Note 3 - Foreign operations

      The consolidated financial statements include amounts for the Company's 90% owned foreign subsidiary, DTS/ZWUT, as follows:

                                         THREE MONTHS ENDED
                                       ----------------------
                                       3/31/96       3/31/95
                                       -------      ---------

 Net sales                           $  509,238     $ 340,606
 Net income (loss)                        3,904       (20,584)
 Total assets                         1,156,499       996,316
 Net assets                             846,109       887,954

                   POLISH TELEPHONES AND MICROWAVE CORPORATION

                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 4 - Net Income (loss) per share

      The net income (loss) per common and common equivalent share is based on the weighted average number of shares of common stock outstanding. For 1995, common equivalent shares include stock options for 128,394 shares granted at prices below the average market price of $3.36 per share, as if they were outstanding for the entire quarter, calculated by the treasury stock method in accordance with Securities and Exchange Commission Staff Accounting Bulletin requirements.

      For 1996, common equivalent shares include stock options and warrants for 376,394 shares granted at prices below the average fair market price at which the Company's common stock traded during the period, as if they were outstanding for the entire quarter, calculated by the treasury stock method as described above.

      The average market price during each of the periods presented has been used in the calculation of equivalent shares in all periods presented as this results in the maximum dilutive effect.

Note 5 - Investment in operating ventures

      During 1995, the Company made an investment of $2,930 in a Polish joint venture "TELINFO". The joint venture was formed to provided telecommunication services in a rural area of Poland. The Company has a 34 percent interest in the joint venture and has no continuing obligation to fund or guarantee the liabilities of the joint venture. Currently, the joint venture has no significant operations but is seeking a telephone operator's license for the Suwalki, Poland area.

      During the first quarter of 1996, the Company invested $98,939 for a 5% interest in a venture with Elterix, a Polish company developing a private network for 70,000 telephone lines.

                 POLISH TELEPHONES AND MICROWAVE CORPORATION

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 6 - Business combination

      On April 29, 1996, the Company signed a definitive agreement to acquire all of the stock of Telereunion, a privately owned Delaware corporation. Telereunion is a telecommunications equipment and service company with operations primarily in Mexico. Under the terms of the acquisition, the Company will issue to the shareholders of Telereunion 1,605,000 shares of common stock of the Company, 380,000 shares of non-voting, non-participating preferred stock having an aggregate liquidation preference of $380,000 and warrants to purchase up to 2,595,000 additional shares at $2.19. The warrants would vest and become exercisable, if at all, as the combined companies meet certain specified financial objectives and would expire 7 years after closing. In addition, the Company will convert and amend certain non-qualified options outstanding under the Telereunion 1995 Stock Option and Appreciation Rights Plan to provide for the right to acquire an aggregate of 216,618 shares of Common Stock for an exercise price of $1.35 per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
           --------------------------------------------------------

REVENUES from the sale of products increased by $168,632 from $340,606 in the first quarter of 1995 to $509,238 in the first quarter of fiscal 1996. In the first quarter of 1996, sales of Point-to-Point microwave equipment totaled approximately $85,000, while sales of switching equipment totaled approximately $420,000 during this period. For the first quarter of 1995, sales of Point-to-Point microwave and switching equipment approximated $150,000 and $190,000, respectively.

COST OF REVENUES increased by $109,951 from $208,210 in the first quarter of 1995 to $318,161 in the first quarter of fiscal 1996. The increase in the cost of revenues for the first quarter of 1996 as compared to the same period in 1995, reflects the increase in sales revenue realized by the Company.

GROSS PROFIT as a percentage of sales decreased by 1% from 39% in the first quarter of 1995 to 38% for the first quarter of 1996. In dollar terms, gross profit increased $58,681, from $132,396 to $191,077 over the same time period.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased by approximately $53,868 from $347,676 in the first quarter of fiscal 1995 to $401,544 in the first quarter of fiscal 1996. The increase in SG&A reflects the Company's continuing efforts to expand its sales and marketing as well as technical capabilities, including the Company's efforts to establish itself in the Point-to-Point and Point-to-Multipoint microwave markets. In addition, the Company incurred non-recurring expenses of approximately $53,000 relating to a severance package for its former Chairman and Chief Executive Officer who resigned on February 29, 1996.

LOSS FROM OPERATIONS decreased by $4,813 from ($215,280) in the first quarter of fiscal 1995 to ($210,467) in the first quarter of fiscal 1996.

OTHER INCOME decreased by $32,345 from $69,242 in the first quarter of fiscal 1995 to $36,897 in the first quarter of fiscal 1996. Primary components of this change were interest income and foreign exchange gain (loss). The Company has realized less interest income when comparing the first quarter of 1996 to the first quarter of 1995, primarily due to a decrease in the amount invested in short term securities as a result of the use by the Company of funds for its operations.

Additionally, the Company experienced a negative impact in the quarter to quarter comparison regarding foreign exchange gain (loss). In the first quarter of 1995, the Company posted an exchange gain of $5,300, while in the first quarter of 1996 the Company experienced an exchange loss of $2,928.

NET LOSS increased by $39,186, from a loss of $141,922 in the first quarter of 1995 to a loss of $181,108, in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1996 the Company had cash and equivalents of approximately $3,400,000. Since inception, the Company has financed its operations primarily through the issuance of debt and equity and through cash generated by operations.

On August 10, 1994, the Company issued 1,050,000 shares of its common stock and 525,000 redeemable common stock purchase warrants in its initial public offering for net cash proceeds of approximately $6,000,000. Approximately $630,000 of these funds were utilized to repay existing indebtedness of the Company. Remaining net proceeds have been and will be used primarily for the expansion of current operations, implementation of new product lines, inventory acquisition, working capital and other general corporate purposes.

The Company's future cash requirements for the remainder of 1996 and beyond will depend primarily upon the level of sales, expenditures on product development and enhancements and marketing and the timing of inventory purchases.

OUTLOOK AND UNCERTAINTIES

Future trends for the revenues and profitability of the Company are difficult to predict. The Company continues to face many risks and uncertainties, including general and specific market economic risks, the risks associated with the continuing conversion of the Polish economy from a communist economy to a market economy, competitive factors, the risks of its customers being able to obtain financing for their purchases of the Company's products, risks of the collectibility of accounts receivable general and the availability of products that will be approved for use in the Company's foreign markets. In addition, the Company believes that the markets in which it participates could be subject to numerous factors that will contribute to the slow growth of its business in those markets, such as the lack of capital for the creation of infrastructure, lack of governmental support for the telecommunication industry and intense competition from other vendors with substantially greater resources and name recognition than the Company. In addition, many of the products or components of the products manufactured by the Company are subject to price fluctuations which are beyond the Company's control and can affect the Company's ability to price its products competitively and, thus, the overall profitability of the Company. Furthermore, the Company faces the challenge of maintaining product lines that reflect the rapidly improving and changing technology of the telecommunications industry.

It is also difficult to predict what effect the Company's proposed purchase of the stock of Telereunion will have on the Company's liquidity and capital resources. The exploitation of the opportunities presented by the Mexican telephone market are expected to require substantial capital. To the extent Telereunion does not have a positive net cash flow from its operations, it can be expected that the Company would have to fund any shortfalls from its working capital. In addition, any capital expenditures needed to expand the operations of Vextro de Mexico (a subsidiary of Telereunion) would likely be funded out of the working capital of the Company. Any such fundings would reduce the funds available to finance and expand the Company's operations in eastern Europe. In addition, further economic crises in Mexico could result in the need to fund any cash flow shortfalls of Telereunion and Vextro.

PART II. OTHER INFORMATION

Item 5.  Other Information

      On April 29, 1996, the Company executed a definitive agreement to acquire all of the issued and outstanding shares of Telereunion, Inc., a Delaware corporation ("Telereunion"). The acquisition will be completed by means of a merger between Telereunion and a newly formed subsidiary of the Company. Upon consummation of the merger, the subsidiary will change its name to Telereunion, Inc. Telereunion distributes Northern Telcom telecommunications products, as well as Octel voice mail systems and provides conference calling services in Mexico. Telereunion's operations are conducted through Vextro de Mexico, S.A de C.V. ("Vextro"), its 97% owned subsidiary organized under the laws of the Republic of Mexico. Although, the acquisition is subject to a number of conditions, management expects that all such conditions will be satisfied in the near term.

      Under the terms of the acquisition, the Company will issue to the stockholders of Telereunion, in exchange for the issued and outstanding shares of common stock of Telereunion,: (i) an aggregate of 1,605,000 shares of the common stock, $.001 par value per share, of the Company (the "Common Stock"), (ii) warrants for the purchase of an aggregate of 2,500,000 shares of Common Stock at an exercise price of $2.19 per share and having a term of seven years (the "Series A Common Stock Warrants"), (iii) warrants for the purchase of an aggregate of 95,000 shares of Common Stock at an exercise price of $2.19 per share and having a term of seven years (the "Series B Common Stock Warrants"), and (iv) an aggregate of 380,000 shares of a new series of non-voting, non-participating preferred stock, $.001 par value per share, of the Company (the "Series B Preferred Stock"). In addition, the Company will convert and amend certain non-qualified options outstanding under the Telereunion 1995 Stock Option and Appreciation Rights Plan to provide for the right to acquire an aggregate of 216,618 shares of Common Stock for an exercise price of $1.35 per share. The options will be fully vested and immediately exercisable. The consideration to be paid by the Company for the issued and outstanding common stock of Telereunion has been determined by negotiation between the parties.

      The exercise price for the Series A Common Stock Warrants and the Series B Common Stock Warrants was calculated based upon the average of the closing price for a share of Common Stock quoted on the Nasdaq Small Cap market for the twenty (20) trading days immediately preceding December 22, 1995, the date of execution of the letter of intent with respect to this acquisition. The Series A Common Stock Warrants will vest and become exercisable, if at all, upon the Company meeting certain fiscal year earnings per share targets, computed in accordance with the terms of the Series A Common Stock Warrants, as follows: (i) 1,000,000 shares if earnings per share equals at least $.315 per share;
      (ii) an additional 1,000,000 shares if earnings per share (computed to include the effect of the vesting of 2,000,000 shares under the Series A Common Stock Warrants) equals at least $.458 per share; and (iii) an additional 500,000 shares if earnings per share (computed to include the effect of the vesting of all of the Series A

      Common Stock Warrants) equals at least $.75 per share. The Series B Common Stock Warrants will vest and become exercisable, if at all, upon the Company achieving a $5,000,000 increase in net shareholder's equity, computed in accordance with the terms of the Series B Common Stock Warrants. Both the Series A Common Stock Warrants and the Series B Common Stock Warrants are subject to accelerated vesting if the closing price for the Company's Common Stock as quoted on The Nasdaq Stock Market or any other reliable public market is at least $12.00 per share for a period of 90 consecutive trading days during the warrants' terms.

      The Series B Preferred Stock is redeemable by the Company for a price of $1.00 per share upon the attainment of a specified increase in net stockholder's equity or upon the attainment of a specified operating cash flow target. If a redemption event does not occur within eighteen months of its issuance, the Series B Preferred Stock is automatically terminated.

      In addition to the foregoing terms, three stockholders of Telereunion who are the principal executive officers of Telereunion and its operating subsidiaries will receive three year employment agreements. The Company will also increase the size of its Board of Directors by one member, from its pre-acquisition size of six members to seven. The three "management" stockholders of Telereunion will join the Board as new directors and four of the six pre-acquisition directors of the Company will comprise the remaining members of the Board. It is anticipated that Messrs. Panno, Varghese, Kirkland and Efird and Messrs. Landa, Mora and Gudino will comprise the Board of Directors of the Company after consummation of the acquisition.

      Mr. Christopher Efird, who is a director of the Company, is also a director of Telereunion. In addition, Mr. Efird is an employee of Benchmark Equity Group ("Benchmark"), a stockholder of Telereunion. Upon consummation of the acquisition, Mr. Efird will receive, as compensation for his services as an employee of Benchmark, 65,625 shares of Common Stock, 37,500 Series A Common Stock Warrants and 11,875 Series B Common Stock Warrants, which shares and warrants constitute a portion of the Common Stock and warrants to be issued to Benchmark at the closing of the acquisition. Mr. Efird originally joined the Board of the Company on November 17, 1995.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.  See index to Exhibits on page 14.

         (b) Reports on Form 8-K.

         On March 8, 1996 the Company filed a report on Form 8-K reporting the resignation of Krishna Murthy, its President, Chief Executive Officer and Chairman of the Board.

         On March 19, 1996 the Company filed a report on Form 8-K announcing the election of Mr. Darrel Kirkland as a Director of the Company. Mr. Kirkland filled the seat which was left vacant by the resignation of Krishna Murthy.

 Signatures


   In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POLISH TELEPHONES AND MICROWAVE
                                       CORPORATION



Date:   5/10/96                   By:    /s/ GARY PANNO
        -----------------                ----------------------
                                         Gary Panno
                                         President and CEO


Date:   5/10/96                    By:   /s/ DONALD J. HOFF
        -----------------                ----------------------
                                          Donald J. Hoff
                                          Controller

                              INDEX OF EXHIBITS


Exhibit No.         Description
- -----------         -----------

   4.1        -     Form of Statement of the establishment of the Series B
                    non-voting, non-participating Preferred Stock
  10.1        -     Employment Agreement between the Company and Gary Panno
  10.2        -     Consulting Agreement between the Company and Roy A. Varghese
  10.3        -     Agreement of Plan of Merger
  10.4        -     Form of Series A Common Stock Warrant
  10.5        -     Form of Series B Common Stock Warrant
  10.6        -     Form of Employment Agreement for Manuel Landa, Ricardo Orea
                    Gudino and Oscar Garcia Mora
  10.7        -     Form of Non-Qualified Stock Option Certificate and
                    Agreement, as amended, for Manuel Landa, Ricardo Orea Gudino and Oscar Garcia Mora
  10.8        -     Form of Warrant for Robert Chamberlain
  11.1        -     Statements regarding computation of per share earnings
  27.1        -     Financial Data Schedule