Form 10-Q
period 1996-06-30
POLISH TELEPHONES & MICROWAVE CORP
filed 1996-08-19
CIK 925928

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                  Form 10-QSB



  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ----  Exchange Act of 1934

For the quarterly period ended June 30, 1996

      Transition report pursuant to Section 13 or 15(d) of the Securities
- ----- Exchange Act of 1934

For the transitional period from            to
                                 ----------    -----------
Commission File Number 0-24622
                       -------




                  POLISH TELEPHONES AND MICROWAVE CORPORATION
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)
                     (d/b/a Telscape International, Ltd.)



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

                      Yes              No     X
                            ----            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: $.001 par value, 3,525,147 shares as of August 14, 1996


                      Index of Exhibits appears on page 17

               Polish Telephones and Microwave Corporation
                            Table of Contents
                           Form 10-QSB Report
                             June 30, 1996

                                                        PAGE
                                                        ----

Part I. Financial Information

   Item 1. Interim Consolidated Financial
    Statements (Unaudited)

      Consolidated Balance Sheet -
       June 30, 1996                                      2

      Consolidated Statements of Operations -
       Six months ended June 30, 1995 and 1996            3

      Consolidated Statements of Operations -
       Three months ended June 30, 1995 and 1996          4

      Consolidated Statements of Cash Flows -
       Six months ended March 31, 1995 and 1996           5

      Notes to interim consolidated financial
       statements                                         7

   Item 2. Management's discussion and analysis of
    financial condition and results of operations        10

Part II. Other Information

   Item 5. Other Information                             13

   Item 6. Exhibits and Reports on Form 8-K              13

           (a)   Exhibits

           (b)   Reports on Form 8-K

 Signatures                                              16

                  Polish Telephones and Microwave Corporation
                          Consolidated Balance Sheet
                                   Unaudited

                                                        JUNE 30,
                                                          1996
                                                        ---------
Current assets:
 Cash                                                 $   860,200
 Short-term investments                                 2,007,706
 Accounts receivable                                    1,121,301
 Inventory                                              1,563,039
 Other assets                                             211,298
                                                      -----------
      Total current assets                              5,763,544

Property and equipment, net                               671,205
Excess of cost over  net assets
   of business acquired                                 3,129,828

Other assets:
   Deferred income tax                                     17,842
   Investments in operating ventures                      199,392
   Other assets                                           105,216
                                                        ---------
      Total other assets                                  231,992

      Total assets                                    $ 9,796,569
                                                        ---------
                                                        ---------
Current liabilities:
   Accounts payable                                   $ 1,950,682
   Accrued liabilities                                    444,957
   Deferred income tax                                    309,343
   Dividends payable                                      162,553
   Other liabilities                                      144,572
                                                        ---------
      Total current liabilities                         3,010,107

Accrued employee benefits                                  13,990
Minority interests                                        741,176

Stockholders' equity:
    Series B non-voting, non-participating
     preferred stock                                          380
    Common stock                                            3,525
 Additional paid in capital                            10,992,267
 Unpaid capital subscriptions                            (600,000)
 Accumulated deficit                                   (4,364,876)
                                                        ---------
      Stockholders' equity                              6,031,296
                                                        ---------
      Total liabilities and equity                    $ 9,796,569
                                                        ---------
                                                        ---------

 See notes to interim consolidated financial statements

                 Polish Telephones and Microwave Corporation
                   Consolidated Statements of Operations
                                unaudited


                                                 SIX MONTHS ENDED JUNE 30,
                                                   1996           1995
                                                 ----------     ----------
Revenues                                        $ 1,350,084   $   728,435

Cost of revenues                                    826,095       331,017
                                                 ----------     ----------
Gross profit                                        523,989       397,418

Selling, general and admin. expense                 999,931       747,250
                                                 ----------     ----------
Loss from operations                               (475,942)     (349,832)
                                                 ----------     ----------
Other income (expense):
    Interest, net                                    64,067       123,702

    Foreign exchange gain (loss)                      7,556          (452)

    Other income                                     44,450             0
                                                 ----------     ----------
                                                    116,073       123,250

Provision for income taxes:
    Foreign income tax on operations
     of subsidiary                                   36,242             0
    Utilization of foreign operating
     loss carryforwards                              (8,643)            0
                                                  ----------   ----------
                                                     27,599             0


Loss before minority interest                      (387,468)     (226,582)

Minority interest in subsidiary's
  income                                               (126)       (8,353)
                                                  ----------   ----------

Net loss                                       $   (387,594)  $  (234,935)
                                                  ----------   ----------

Net loss per share                             $      (0.10)  $    (0.12)
                                                  ----------   ----------
Weighted average common and common
    equivalent shares outstanding                 3,778,091    1,982,669
                                                  ----------   ----------


            See notes to interim consolidated financial statements.

                 Polish Telephones and Microwave Corporation
                   Consolidated Statements of Operations
                                unaudited


                                                THREE MONTHS ENDED JUNE 30,
                                                   1996           1995
                                                 ----------     ----------
Revenues                                        $   840,846   $   387,829

Cost of revenues                                    507,934       122,807
                                                 ----------     ----------
Gross profit                                        332,912       265,022

Selling, general and admin. expense                 598,387       399,574
                                                 ----------     ----------
Loss from operations                               (265,475)     (134,552)
                                                 ----------     ----------
Other income (expense):
    Interest, net                                    24,242        59,760

    Foreign exchange gain (loss)                     10,484        (5,752)

    Other income                                     44,450             0
                                                 ----------     ----------
                                                     79,176        54,008

Provision for income taxes:
    Foreign income tax on operations
     of subsidiary                                   24,637             0
    Utilization of foreign operating
     loss carryforwards                              (4,186)            0
                                                  ----------   ----------
                                                     20,451             0


Loss before minority interest                      (206,750)      (80,544)

Minority interest in subsidiary's
  losses (income)                                       264       (4,237)
                                                  ----------   ----------

Net loss                                       $   (206,486)  $   (84,781)
                                                  ----------   ----------

Net loss per share                             $      (0.05)  $    (0.04)
                                                  ----------   ----------
Weighted average common and common
    equivalent shares outstanding                 4,464,265    1,974,562
                                                  ----------   ----------


            See notes to interim consolidated financial statements.

                      Polish Telephones and Microwave Corporation
                         Consolidated Statements of Cash Flows
                                        Unaudited


                                                     SIX MONTHS ENDED MARCH 31,
                                                         1996          1995
                                                        ------        ------
Operating Activities
  Net loss                                          $  (387,594)  $  (234,935)
  Add non-cash expenses:
    Allowance for doubtful accounts                      (5,630)            0
    Depreciation and amortization                        39,889        21,952
    Allowance for inventory obsolesence                    (571)            0
    Accrued employee benefits                               661             0
    Deferred income taxes                                11,453             0
    Interest amortized on discounted
      short-term investments                             (8,196)      (13,753)
    Minority interest in subsidiary's
      income                                                625         8,353
    Decrease in minority interests
      subscriptions receivable                           45,966        24,027
  Changes in operating assets and liabilities
    Increase in accounts receivable, net                (12,647)     (173,577)
    Taxes receivable                                     25,126             0
    Increase in inventory                              (194,952)      (27,861)
    Decrease in other assets                             68,440        23,146
    Increase (decrease) in accounts payable              54,675       (76,360)
    Increase (decrease) in accrued liabilities           10,159       (29,349)
    Increase (decrease) in other liabilities             46,349       (39,349)
                                                     ----------    -----------
      Net cash used by operating activities            (306,247)     (517,706)

Investing Activities
    Purchase of short term investments               (4,898,790)   (7,397,227)
    Redemption of short term investments              6,370,895     7,906,760
    Purchases of property and equipment                 (76,472)      (11,748)
    Acquisition of Telereunion, net of cash acquired   (227,185)            0
    Investment in operating venture                    (196,462)            0
                                                     ----------    -----------
      Net cash provided by investment activities        971,986       497,785

Financing Activities
    Capital lease payments                               (2,558)            0
    Stock transactions                                   23,764             0
                                                     ----------    -----------
      Net cash provided by financing activities          21,206             0

  Net increase (decrease) in cash                       686,945       (19,921)

  Cash at beginning of year                             173,255       546,267
                                                     ----------    -----------
  Cash at end of period                             $   860,200   $   526,346
                                                     ----------    -----------
                                                     ----------    -----------


             See notes to interim consolidated financial statements.

                      Polish Telephones and Microwave Corporation
                    Consolidated Statements of Cash Flows-(continued)
                                        Unaudited


                                                     SIX MONTHS ENDED MARCH 31,
                                                         1996          1995
                                                        ------        ------
Supplemental schedule of non-cash
  investing and financing activities:

Issuance of preferred and common stock in exchange for shares of common in connection with reverse triangular merger

    Excess of cost over net assets acquired         $  2,857,280  $         0
    Common stock                                          (1,605)           0
    Preferred stock                                         (380)           0
    Additional paid in capital                        (2,855,295)           0




             See notes to interim consolidated financial statements.

                     POLISH TELEPHONES AND MICROWAVE CORPORATION

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 1 - Financial Statements

     The accompanying unaudited Interim Consolidated Financial Statements include the accounts of Polish Telephones and Microwave Corporation and subsidiaries (the "Company").

     The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


Note 2 - Foreign operations

     The consolidated financial statements include amounts for the Company's 90% owned foreign subsidiary, DTS/ZWUT, and the Company's fully owned subsidiary, Telereunion, Inc., as follows:

	DTS/ZWUT:
                             SIX MONTHS ENDED         THREE MONTHS ENDED
	                       6/30/96      6/30/95      6/30/96     6/30/95
                           ---------    ---------    ---------   ---------

     Net sales            $  679,196   $  724,461   $  169,958   $ 383,855
     Net income (loss)        (6,252)      41,764      (10,156)     62,348
     Total assets          1,157,395    1,117,356    1,157,395   1,117,356
     Net assets              835,953      950,302      835,953     950,302



	Telereunion, Inc.:
                             SIX MONTHS ENDED         THREE MONTHS ENDED
	                       6/30/96      6/30/95      6/30/96     6/30/95
                           ---------    ---------    ---------   ---------

     Net sales            $2,958,478         -      $1,341,775       -
     Net income (loss)      (157,348)        -          50,049       -
     Total assets          2,756,325         -       2,756,325       -
     Net assets               55,762         -          55,762       -

                     POLISH TELEPHONES AND MICROWAVE CORPORATION

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 2 - Foreign operations (cont.)

     The periods ended 6/30/96 include operations of Telereunion, Inc. since May 17, 1996, the date of Telereunion Inc.'s acquisition by the Company. The periods ended 6/30/95 do not include any operations of Telereunion, Inc. because they predate its acquisition by the Company. See note 5 hereto.


Note 3 - Net Income (loss) per share

     The net income (loss) per common and common equivalent share is based on the weighted average number of shares of common stock outstanding. For 1995, common equivalent shares include stock options for 128,394 shares granted at prices below the average market price of $2.32 per share, as if they were outstanding for the entire quarter, calculated by the treasury stock method in accordance with Securities and Exchange Commission Staff Accounting Bulletin requirements.

     For 1996, common equivalent shares include stock options and warrants for 3,221,128 shares granted at prices below the average fair market price at which the Company's common stock traded during the period, as if they were outstanding for the entire quarter, calculated by the treasury stock method as described above.

     The average market price during each of the periods presented has been used in the calculation of equivalent shares in all periods presented as this results in the maximum dilutive effect.


Note 4 - Investment in operating ventures

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

     During 1996, the Company invested $196,462 for a 7.21% interest in a venture with Elterix, a Polish company developing a private network for 70,000 telephone lines.

                     POLISH TELEPHONES AND MICROWAVE CORPORATION

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 5 - Business combination

     On May 17, 1996, the Company acquired all of the stock of Telereunion, a privately owned Delaware corporation. Telereunion is a telecommunications equipment and service company with operations primarily in Mexico. Under the terms of the acquisition, the Company issued to the shareholders of Telereunion 1,605,000 shares of common stock of the Company, 380,000 shares of non-voting, non-participating preferred stock having an aggregate liquidation preference of $380,000 and warrants to purchase up to 2,595,000 additional shares at $2.19. The warrants would vest and become exercisable, if at all, as the combined companies meet certain specified financial objectives and would expire 7 years after closing. In addition, the Company converted and amended certain non-qualified options outstanding under the Telereunion 1995 Stock Option and Appreciation Rights Plan to provide for the right to acquire an aggregate of 216,618 shares of Common Stock of the Company at an exercise price of $1.35 per share.

     At June 30, 1996, the Company incurred and capitalized costs of $356,998 related to the Telereunion, Inc. acquisition. These costs will increase the purchase price of the acquisition.

     The following unaudited pro forma summary financial information presents the results of operations of the Company as if the acquisition of Telereunion, Inc. had occurred at January 1, 1995. This summary may not be indicative of what would have occurred had the acquisition been made as of this date or of results which may occur in the future. The historical financial statements used to prepare the summary will reflect the acquisition from its effective date of the acquisition forward, using the purchase method of accounting based on estimated fair values of assets purchased and liabilities assumed.

                             SIX MONTHS ENDED          THREE MONTHS ENDED
	                       6/30/96      6/30/95      6/30/96      6/30/95
                           ---------    ---------    ---------    ---------
     Revenue              $3,637,674   $2,900,294   $1,511,733   $1,247,468
     Loss from operations   (460,323)    (295,148)    (190,990)    (196,216)
     Net income (loss)      (564,495)    (206,689)    (107,722)     186,758
     Net income (loss)
        per share               (.11)        (.05)        (.02)         .05

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
           --------------------------------------------------------

On May 17, 1996 the Company acquired Telereunion, Inc. Telereunion, which is a privately owned Delaware corporation, is a telecommunications equipment and service provider with operations primarily in the Republic of Mexico. Its operations in Mexico are conducted through Vextro de Mexico, S.A de C.V., its 97%-owned Mexican subsidiary. Telereunion distributes Northern Telcom telecommunications products, as well as Octel voice mail systems and provides conference calling services in Mexico.

The financial statements for 1996 include the operations of Telereunion, Inc. from May 17, 1996 through June 30. See financial statement footnote number 2 for certain amounts included in the Company's financial statements from Telereunion. Telereunion, Inc.'s operations for 1995 are not included in the financial statements, as that predates the acquisition. For a selected financial data presented on a pro forma basis as if the acquisition took place at the beginning of the period presented see financial statement footnote number 5.

REVENUES from the sale of products increased 117% or $453,017 from $387,829 in the second quarter of 1995 to $840,846 in the second quarter of fiscal 1996. Revenues increased 85% or $621,649 from $728,435 for the six months ended June 30,1995 to $1,350,084 for the six months ended June 30,1996. Sales increased due to the volume that the Telereunion acquisition provided, which was offset by a decrease in revenues from DTS/ZWUT. Revenues from DTS/ZWUT decrease primarily to two significant orders not closing as anticipated during the quarter. These orders are expected to close later this year. Additionally, the Company anticipates benefiting from diversifying its product line from mainly PBX switching equipment from Cortelco in Poland, to a broad line of telecomm equipment from Northern Telecom (Nortel), voice mail (Octel), teleconferencing bridging services and equipment (Vtel, Polycom, DataBeam), specialized telecomm applications, cabling and approximately $35,000 of monthly based service contracts.

COST OF REVENUES increased by $385,127 from $122,807 in the second quarter of 1995 to $507,934 in the second quarter of fiscal 1996. Cost of Sales increased $495,078 from $331,017 for the six months ended June 30,1995 to $826,095 for the six months ended June 30,1996. The increase in the cost of revenues for the first half of 1996, compared with the same period of 1995, reflects the increase in sales revenues realized by the Company, as a result of the inclusion of Telereunion's operations beginning May 17, 1996. These increases are offset by decreases in cost of revenues from DTS/ZWUT as a result of the decreased revenues experienced by DTS/ZWUT.

GROSS PROFIT increased 26% or $67,890 from $265,022 in the second quarter of 1995, to $332,912 in the second quarter of fiscal 1996. There was an increase of 32% or $126,571 from the $397,418 gross profit of the first half of 1995, compared with the $523,989 gross profit for the first six months of 1996. This increase in gross profit was mainly attributable to the inclusion of Telereunion's operations beginning May 17, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) increased $198,813 from $399,574 for the second quarter of 1995, to $598,387 for the same period of 1996. The total SG&A expenses for the six months ended in June 30,1996 were $999,931, which implies an increase of $252,681 over the SG&A expenses of the same period of 1995 of $747,250. This increase was mainly due to the addition of SG&A expenses of Telereunion, a non-recurring expense of approximately $55,000 relating to a severance package for the Company's former Chairman and CEO who resigned during February 1966 and the development of additional product lines in Poland.

LOSS FROM OPERATIONS increased from ($134,552) for the second quarter of 1995 to ($265,475) for the same period of 1996 and increased from ($349,832) to ($475,942) for the first half of 1995 and 1996, respectively. This increase for the first six months of the year 1996, was generated mainly by the increase in the Selling General and Administrative expenses.

OTHER INCOME (EXPENSE) decreased $7,177 from $123,250 for the first six months of 1995, to $116,073 for the same period of 1996. Primary components of this change were Interest Income, Foreign exchange gain (loss) and Other Income. The Company has realized less interest income when comparing the first six months of 1996 to the same period of 1995, primarily due to a decrease in the amount invested in short term securities, as a result of the net cash utilized in by the Company for its operations.

PROVISION FOR INCOME TAXES was $27,599 for the first six months of 1996 as compared to no provision for the same period of 1995. This change was mainly attributed to a negative impact on the deferred federal taxes in the Mexican subsidiary of Telereunion, Inc., due to a change of the relative positions of inventories. The provision for income taxes was $20,451 for the three months ended June 30, 1996, while no provision was required for the same period of 1995.

NET LOSS increased to ($387,594), from ($234,935) for the first six months of 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES At June 30, 1996 the Company had cash and equivalents of approximately $2,868,000. Since inception the Company has financed its operations primarily through the issuance of debt and equity, and through cash generated by operations.

The Company does not maintain a line of credit and relies on its working capital position to fund its operations on an on going basis.

The Company's future cash requirements for the remainder of 1996, and beyond, will depend primarily upon the level of sales, the timing of inventory purchases, expenditures on new product lines implementation and marketing, and upon capital expenditures for strategic acquisitions and network development.

OUTLOOK AND UNCERTAINTIES

Future trends for the revenues and profitability of the Company are difficult to predict. The Company continues to face many risks and uncertainties, including general and specific market economic risks, the risks associated with the continued conversion of the Polish economy from a communist economy to a market economy, political risks and sudden economic changes in Mexico, competitive factors, the risks of its customers being able to obtain financing for their purchases of the Company's products, risks of collectibility of accounts receivable generally and the availability of products that will be approved for use in the Company's foreign markets. In addition, the Company believes that the markets in which it participates could be subject to numerous factors that will contribute to the slow growth of its business in those markets, such as the lack of capital for the creation of infrastructure, lack of governmental support for the telecommunications industry and intense competition from other vendors with substantially greater resources and name recognition that the Company. In addition, many of the products and services, or their components, sold by the Company, are subject to price fluctuations which are beyond the Company's control and can affect the Company's ability to price its products and services competitively and, thus, the overall profitability of the Company. Furthermore, the Company faces the challenge of maintaining product lines that reflect the rapidly improving and changing technology of the telecommunications industry.

It is also difficult to predict what effect the Company's purchase of Telereunion and the proposed purchase of Orion Communications will have on the Company's liquidity and capital resources. The exploitation by Telereunion of the opportunities in the Mexican Telecommunications market and the opportunities in the US long distance resale and shared tenant services market are expected to require substantial capital. To the extent Telereunion does not have a positive net cash flow from its operations, it can be expected that the Company would have to fund any shortfalls from its working capital. In addition, any capital expenditures needed to expand the operations of Vextro de Mexico (a subsidiary of Telereunion), or Orion Communications would likely be funded out of the working capital of the Company. Any such fundings would reduce the funds available to finance and expand the Company's operations in Eastern Europe. In addition, further economic crises in Mexico or Poland could result in the need to fund any cash shortfalls of the subsidiaries operating in those countries.

SUBSEQUENT EVENTS On July 8, 1996, the Company announced it had signed a letter of intent to combine with Orion Communications, Inc. (Orion) of Houston. Orion is a reseller of long distance and Internet Services. Orion was founded in April 1996 as a management spin-off of portions of DNS Communications, Inc.
(DNS) from Matrix Telecom, Inc. (Matrix), a $80 million reseller. DNS was a $21 million revenue reseller prior to its merger with Matrix.

Scott Crist, Chairman of Orion, former CEO of Matrix, and co-founder of DNS will head up the combined companies as President. Mark Vance, CEO of Orion, former COO/CFO of Matrix, and co-founder of DNS will serve as Executive Vice President and CFO of PTMC (d.b.a. Telscape International, Ltd.).

The total merger consideration included 400,000 shares of Telscape Common Stock in exchange for 100% of the Orion's Common Stock .

The Company believes this merger will strongly reinforce its strategy of becoming a leading supplier of telecommunications equipment and services to the Hispanic marketplace within Mexico and the US, by bringing a seasoned management team in the US long distance and Internet telecommunications industries .

PART II.  OTHER INFORMATION


Item 5.   Other information

           Litigation is currently pending against Polish Telephones and Microwave Corporation ("PTMC") in the Dallas County District Court, 298th Judicial District, Cause No. 96-00768. SA Telecommunications, Inc. f/k/a SA Holdings, Inc., ("SATI"), filed suit against Dickinson & Co. ("Dickinson"), Dickinson Holding Corp. ("Dickinson Holding") and PTMC on May 3, 1996. SATI claims 1)Dickinson and/or Dickinson Holding intentionally interfered with the agreements and/or business relationship between SATI and PTMC; 2) PTMC and/or Dickinson Holding intentionally interfered with the agreements and/or business relationships between SATI and Dickinson; and 3) Dickinson and/or PTMC made material misrepresentations to SATI.
           SATI has additional DTPA and breach of contract claims against Dickinson. SATI is seeking an undisclosed damage amount plus exemplary damages from PTMC. Litigation is now in the early discovery phase.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits.  See index to Exhibits on page 17.

           (b)    Reports on Form 8-K.

           On June 3, 1996 the Company filed a report on Form 8-K reporting that the Company acquired all of the issued and outstanding shares of Telereunion, Inc., a Delaware corporation ("Telereunion"). The acquisition was completed by means of a merger between Telereunion and a newly formed subsidiary of the Company. Upon consummation of the merger, the subsidiary changed its name to Telereunion, Inc. Telereunion distributes Northern Telcom telecommunications products, as well as Octel voice mail systems and provides conference calling services in Mexico. Telereunion's operations are conducted through Vextro de Mexico, S.A de C.V. ("Vextro"), its 97% owned subsidiary organized under the laws of the Republic of Mexico.

           Under the terms of the acquisition, the Company issued to the stockholders of Telereunion, in exchange for the issued and outstanding shares of common stock of Telereunion,: (i) an aggregate of 1,605,000 shares of the common stock, $.001 par value per share, of the Company (the "Common Stock"), (ii) warrants for the purchase of an aggregate of 2,500,000 shares of Common Stock at an exercise price of $2.19 per share and having a term of seven years (the "Series A Common Stock Warrants"), (iii) warrants for the purchase of an aggregate of 95,000 shares of Common Stock at an exercise price of $2.19 per share and having a term of seven years (the "Series B Common Stock Warrants"), and (iv) an aggregate of 380,000 shares of a new series of non-voting, non-participating preferred stock, $.001 par value per share, of the Company (the "Series B Preferred Stock"). In addition, the Company converted and amended certain non-qualified options outstanding under the Telereunion 1995 Stock Option and Appreciation Rights Plan to provide for the right to acquire an aggregate of 216,618 shares of Common Stock for an exercise price of $1.35 per share. The options are fully vested and immediately exercisable. The consideration paid by the Company for the issued and outstanding common stock of Telereunion has been determined by negotiation between the parties.

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

           In addition to the foregoing terms, three stockholders of Telereunion who are the principal executive officers of Telereunion and its operating subsidiaries received three year employment agreements. The Company also increased the size of its Board of Directors by one member, from its pre-acquisition size of six members to seven. The three "management" stockholders of Telereunion joined the Board as new directors and four of the six pre-acquisition directors of the Company comprise the remaining members of the Board. Messrs. Panno, Varghese, Kirkland and Efird and Messrs. Landa, Mora and Gudino comprise the Board of Directors of the Company after consummation of the acquisition.

           Mr. Christopher Efird, who is a director of the Company, is also a director of Telereunion. In addition, Mr. Efird is an employee of Benchmark Equity Group ("Benchmark"), a stockholder of Telereunion.

           Upon consummation of the acquisition, Mr. Efird received, as compensation for his services as an employee of Benchmark, 65,625 shares of Common Stock, 37,500 Series A Common Stock Warrants and 11,875 Series B Common Stock Warrants, which shares and warrants constitute a portion of the Common Stock and warrants issued to Benchmark at the closing of the acquisition. Mr. Efird originally joined the Board of the Company on November 17, 1995.

           On June 28, 1996 the Company filed a report on Form 8-K reporting that the Company had filed an Assumed Name Certificate with the state of Texas. Accordingly, the Company is now conducting business as Telscape International, Ltd. In connection with the name change, the Company's trading symbol changed from "PTMC" to "TSCP".

                                  SIGNATURES


   In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       POLISH TELEPHONES AND MICROWAVE
                                       CORPORATION



Date:   8/19/96                   By:    /s/ GARY PANNO
        -----------------                ----------------------
                                         Gary Panno
                                         President, CEO and CFO

                              INDEX OF EXHIBITS


Exhibit No.         Description
- -----------         -----------
  10.9        -     Agreement and pland of merger between the Company and
                    Orion Communications, Inc.
  11.1        -     Statements regarding computation of per share earnings
  21.1        -     Subsidiaries of the Registrant
  27.1        -     Financial Data Schedule