Form 10KSB/A
period 1995-12-31
POLISH TELEPHONES & MICROWAVE CORP
filed 1996-09-11
CIK 925928

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              Form 10-KSB/A1



  X   ANNUAL REPORT UNDER SECTION 13 or 15(d) of the SECURITIES
- ----  EXCHANGE ACT OF 1934 (Fee Required)

             For the fiscal year ended December 31, 1995
                                       -----------------

      TRANSITION REPORT UNDER SECTION 13 or 15(d) of the SECURITIES
- ----- EXCHANGE ACT OF 1934 (No Fee Required)
           For the transitional period from            to
                                            ----------    -----------
Commission File Number 0-24622
                       -------




                  POLISH TELEPHONES AND MICROWAVE CORPORATION
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)
                     (d/b/a Telscape International, Ltd.)



                Texas                                75-2433637
    -------------------------------            ----------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)            identification number)


    4635 Southwest Freeway, Suite 800, Houston, Texas            75075
   ----------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number including area code -- 713/968-0968
                                                 ------------

Securities registered under Section 12(b) of the Exchange Act:

                                             Name of each exchange on
          Title of each class                       which traded
          -------------------                ------------------------
                None                                     -

Securities registered under Section 12(g) of the Exchange Act:

	Common Stock ($.001 Par Value)
                  -----------------------------
                        	(Title of class)

             Redeemable Common Stock Purchase Warrant
             ----------------------------------------
                         (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes   X     No
               -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                               -----

Issuer's revenues for its most recent fiscal year     $1,108,473
                                                    --------------

Aggregate market value of the common stock held by non-affiliates of the registrant on March 20, 1996, based on the closing price of the common stock on the NASDAQ Small-Cap Market on that date was approximately $8,036,213

1,890,442 shares of registrant's common stock($.001 Par Value) were outstanding as of March 28, 1996.

Transitional Small Business disclosure format   Yes        No   X
                                                    -----     -----

                   Polish Telephones and Microwave Corporation
                              Table of Contents
                              Form 10-KSB Report
                              December 31, 1995



                                                            Page
                                                            ----
Part I.

     Item 1.  Description of Business                         2

     Item 2.  Description of Property                        13

     Item 3.  Legal Proceedings                              13

     Item 4.  Submission of Matters to a vote of
               Security Holders                              13


Part II.

     Item 5.  Market for Common Equity and Related
               Stockholder Matters                           14

     Item 6.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                 15

     Item 7.  Financial Statements                           18

     Item 8.  Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure                          39


Part III.

     Item 9.  Directors, Executive Officers,
               Promoters and Control Persons;
               Compliance With Section 16(a)
               of the Exchange Act                           40

     Item 10. Executive Compensation                         47

     Item 11. Security Ownership of Certain
               Beneficial Owners and Management              52

     Item 12. Certain Relationships and Related
               Transactions                                  56


     Item 13. Exhibits and Reports on Form 8-K               59

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following tables set forth certain information as of August 31, 1996 with respect to the directors and executive officers of the Company, certain officers of Digital Telecommunications Systems/ZWUT, a Polish limited liability company, the Company's 90% held subsidiary ("DTS/ZWUT"), certain officers of Telereunion, Inc. ("Telereunion"), a Delaware corporation, the Company's 100% owned subsidiary, and Vextro de Mexico, S.A. De C.V. and Servicios Corporativos Vextro, S.A. de C.V. (collectively, "Vextro"), Mexican corporations, Telereunion, Inc.'s 97% owned subsidiaries.

DIRECTORS AND EXECUTIVE OFFICERS DURING 1995 FISCAL YEAR:

                              Period with
Name              Age           Company          Position
- ----              ---         -----------        --------

Gary Panno (2)     40      March 1993 to       Director
                           Present

W. Dal Berry       59      March 1992 to       Chief Executive
                           June 1995	       Officer and Director


S.P. Krishna       56      March 1992 to       Chairman of the Board
Murthy                     February 1996       President and Chief
                                               Executive Officer

Christopher H.     32      November 1995 to    Vice Chairman of the
Efird (1)                  Present             Board

Roy A. Varghese(1) 38      1992 to Present     Director

Leszek Wronski     33      March 1995 to       Director
                           April 1996

Mamal Khorouzan    67      May 1992 to         Vice President for
                           Present             Manufacturing
                                               Operations for DTS/ZWUT

Kenneth Gregson    67      November 1995 to    Director
                           April 1996

William Vetter     38      1992 to August      Chief Financial
                           1996                Officer of DTS/ZWUT
- -------------------------------
(1) Member of Compensation Committee and the Option Committee of the Board of Directors.
(2)  Member of Audit Committee.

PRESENT EXECUTIVE OFFICERS AND DIRECTORS

                             Period with
Name              Age           Company          Position
- ----              ---         -----------        --------

Gary Panno (2)     40      March 1993 to       Chairman of the Board
                           Present

Christopher H.     32      November 1995 to    Vice Chairman of the
Efird (1)                  Present             Board and Secretary

E. Scott Crist     32      August 1996 to      President and Chief
                           Present             Executive Officer

Mark Vance         42      August 1996 to      Executive Vice President
                           Present             and Chief Financial Officer

Manuel Landa (2)   35      May 1996 to         Director and Executive
                           Present             Vice President of Operations;
                                               President and Chief Executive
                                               Officer of Telereunion and
                                               Vextro

Oscar Garcia       35      May 1996 to         Director; Vice President of
                           Present             Telereunion; Vice President of
                                               Operations of Vextro

Ricardo Orea       35      May 1996 to         Director; Vice President of
                           Present             Telereunion; Vice President of
                                               Sales and Marketing of Vextro

Roy A. Varghese    38      1992 to Present     Director
(1)

Darrel O. Kirkland 57      March 1996 to       Director
                           Present
- -------------------------------
(1)	Member of Compensation Committee and the Option Committee of the Board of
    Directors.
(2)	Member of Audit Committee.


BUSINESS EXPERIENCE

GARY PANNO has been a member of the Board of Directors of the Company since March 1993. He has served as Chairman of the Board since March 1996 and President and CEO from March 1996 to August 1996. Mr. Panno was one of the initial investors in the Company and has been a home builder in the Dallas-Fort Worth metroplex since 1985. Mr. Panno received a B.S. in Industrial Engineering from Northeastern University in 1978.

CHRISTOPHER H. EFIRD has been a member of the Board of Directors of the Company since November 1995 and Secretary since August 1996. Mr. Efird has been employed by Benchmark Equity Group, Inc., an investment banking firm, since May 1995 as a Principal. From May 1992 to May 1995, he served as National Marketing Manager of AquaNatural Company, a provider of water purification, dispensing and marketing programs. From February 1992 to May 1992, he served as Sales and Marketing Manager of Licon, Inc., a subsidiary of Licon International, Inc. and a manufacturer of industrial waste purification equipment. From October 1991 to May 1992, he served as Marketing Manager of Critical Industries, Inc. a manufacturer and distributor of equipment and supplies to the environmental remediation industry. From February 1987 to May 1990, Mr. Efird served as Vice President of Multiplex Systems, a telecommunications contracting company he co-founded. Mr. Efird holds a Master of Arts degree from Sam Houston State University and a B.S. from Texas A&M University.

E. SCOTT CRIST has served as President and CEO of the Company since August 1996. Mr. Crist served as President of Orion Communications, Inc., a reseller of long distance and internet access services, from June 1996 to September 1996. He was President and CEO for Matrix Telecom, a long-distance reseller, from September 1995 through June 1996. He also was a founder of DNS Communications, a long-distance reseller, in May 1993 and served as its CEO from inception through September 1995. He was formerly Vice President of Acquisitions for Trammell Crow Group from March 1991 to January 1993 with specific focus on U.S. capital market transactions. Prior to joining Trammell Crow, Mr. Crist worked in acquisitions for AMLI Corporation of Chicago, an investment company, from August 1990 to March 1993 and was responsible for sourcing and underwriting income-producing assets on behalf of the firm's institutional clients. Prior to that, he worked from June 1987 to September 1988 in New York as a strategy consultant for KSM, Inc., where he was responsible for investigating competitive business situations for Fortune 200 technology companies. In addition, he was a design engineer for IBM corporation in Research Triangle, North Carolina. Mr. Crist has an MBA from the J. L. Kellogg School at Northwestern University, and received a B.S. magna cum laude in Electrical Engineering with emphasis on telecommunications design from North Carolina State University.

MARK VANCE has been Executive Vice President and CFO of the Company since August 1996. Mr. Vance served as Secretary/Treasurer of Orion Communications, Inc., a reseller of long distance and internet access services, from April 1996 to September 1996. He was Executive Vice President, COO and CFO for Matrix Telecom, a long-distance reseller, from September 1995 to April 1996. He also was a founder of DNS Communications, a long-distance reseller, and served as its CFO from May 1993 to September 1995. He served as Director of Finance for WilTel Long Distance Services, a facilities-based long-distance carrier from April 1990 to March 1992. As a Business Consultant, from April 1992 to April 1993, he has developed plans and marketing programs for companies in telecommunications, including Southern Pacific Telecom. Prior to joining WilTel, he held management positions with Mitchell Energy & Development, Texas Energy, Quintana Petroleum and Texaco. He has over 15 years' experience in management and business development, and received his B.S. in Finance from Louisiana State University, and an MBA from the University of Houston.

MANUEL LANDA has been a member of the Board of Directors of the Company since May 1996. Mr. Landa is a co-founder of Telereunion and has been President of Vextro since 1989, President, CEO and Director of Telereunion since August 1995. From 1986 until he joined Telereunion, Mr. Landa served as Export Sales Manager for Condumex, the largest Mexican manufacturer of electrical products with exports to the USA, Canada, Latin America and Europe. Also within Condumex (1984-1986), Mr. Landa was in charge of the Insulating Materials Division as Plant Manager. Prior to that (1983-1984), Mr. Landa worked for Philips, a Dutch company in the consumer and industrial electronics business, serving as Design Engineer for its Industrial Audio-Video Division. From 1981 to 1983, Mr. Landa occupied the position of Project Engineer for IPESA, a Mexican construction and engineering firm, with projects in the petrochemical, industrial and touristic sectors of Mexico. Manuel Landa received an undergraduate degree in Electronic and Communications Engineering (1984) from La Salle University in Mexico City, and has a diploma in Total Quality Management from the Instituto Tecnologico de Estudios Superiores Monterrey
(1986).

OSCAR GARCIA has been a member of the Board of Directors of the Company since May 1996. Mr. Garcia is a co-founder of Vextro and Telereunion and has been Vice President of Operations since 1988 for Vextro, and a Director of Telereunion since August 1995. From 1987 until he co-founded Vextro, Mr. Garcia served as Engineering Manager for Infosistemas, at that time the exclusive AT&T telephone equipment distributor in Mexico. From January 1986 to May 1987 Mr. Garcia was Sales Support Manager for Macrotel de Mexico SA de CV, a subsidiary of Macrotel, Inc., a Florida telephone key systems company with exports to Mexico and Latin America. From January 1983 until April 1986 Mr. Garcia held the position of design engineer for the R&D department of GTE, the leading U.S. telecommunications company involved at that time in PBX and KSU manufacturing in Mexico. Mr. Garcia holds an undergraduate degree in Electronic and Communications Engineering (1984) from La Salle University in Mexico City, a diploma in Marketing form La Salle University (1986) and is currently obtaining a diploma in Business Administration from Berkley University in Mexico City.

RICARDO OREA has been a member of the Board of Directors of the Company since May 1996. Mr. Orea is a co-founder of Vextro and Telereunion and has been Vice President of Sales and Marketing since 1988 for Vextro, and a Director of Telereunion since August 1995. Prior to joining Vextro, Mr. Orea was Electronic Control Systems Plant Manager for Asea Brown Boveri (ABB), a Swedish electrical control and switchgear equipment manufacturer from 1985 to 1988. From April 1982 to June 1985, Mr. Orea worked for GTE in the Purchasing and Logistics Department as System Integrator and Supplier Development Manager. From 1979 to 1982, he was Technical Service Manager for MISA, a Mexican computer mainframes and telecommunications maintenance service company which served major financial accounts and universities. Mr. Orea received an undergraduate degree in Electronic and Communications Engineering (1984) form La Salle University in Mexico City and has a diploma in Business Administration from Berkley University in Mexico City (1994).

ROY A. VARGHESE is a co-founder of the Company and has served on the Board of Directors of the Company from its inception to the present. He has been Vice President, Business Development of Immune Associates, Inc., a pharmaceutical industry consulting firm, from June 1994 to the present. He served as Vice President of Business Development of the Company from its inception to May 1994. From October 1987 to November 1991, Mr. Varghese served as Director of Technical Services and Marketing Consultant for VISystems, Inc., a systems software company of which he was a co-founder. Mr. Varghese received a Master of International Journalism degree from Baylor University in 1982.

DARREL O. KIRKLAND has been a member of the Board of Directors of the Company since March 1996. Mr. Kirkland is a principal consultant with Kirkland & Associates, a management consulting firm specializing in telecommunications. A registered Professional Engineer, Mr. Kirkland has many years experience in long distance, microwave, wireless, fiber and local transmission services. He has held general management and marketing positions with MCI Air Signal, CPI Microwave and Discovery Communications. Current and recent clients include MCI,

Skytel, IXC Communications, Prime Cable and Winstar Wireless. Mr. Kirkland holds degrees from the University of Texas (BBA) and the University of Houston (MS, Industrial Engineering).

S. P. KRISHNA MURTHY is a co-founder of the Company and served as its Chairman from March 1994 until February 1996 and Chairman of DTS/ZWUT from March 1993 until February 1996. From July 1990 until he co-founded the Company's predecessor, Mr. Murthy served as Vice President of International Operations for Axes Technologies, Inc., a Texas computer company with exports to Europe and procurement from the Far East. From January 1986 to June 1990, Mr. Murthy was Vice President of International Marketing for ACS International, Inc., a Texas Electronics company with exports to Europe, South America and Asia. Mr. Murthy holds an undergraduate degree in Electrical Engineering (1961) from the University of Madras and a Master's degree in International Management (1977) from the University of Texas at Dallas.

W. DAL BERRY has served as President, Chief Executive Officer and Director of the Company from its inception in 1992 until June 1995. From 1988 until 1992, Mr. Berry was Chairman and Chief Executive Officer of Publishing Technology, Inc., a software developer. During this same time period, Mr. Berry owned Berry & Associates, a management consulting firm and served on the boards of several private companies, including Networth, Inc. and Microdynamics, Inc., of Dallas, Texas, Unified Communication of Atlanta, Georgia, and CVC Corporation of Abilene, Texas. From 1982 until 1988, Mr. Berry was President and Chief Executive Officer of VMX, Inc., a publicly traded company in the voice messaging industry. From 1980 until 1982, Mr. Berry was Vice President of the Xerox Office Products Division. From 1963 until 1980, Mr. Berry served in various positions with Burroughs Corporation, including President and Chief Executive Officer of a wholly owned subsidiary, Graphics Sciences, Inc. Mr. Berry received his degree in Accounting and Finance from the University of North Alabama in 1963.

KENNETH GREGSON served as a Director of the Company from November 1995 to April 1996. Mr. Gregson retired from Tandycrafts in 1993, having served as its President and Chief Executive Officer from 1983 to his retirement and its Chairman of the Board from 1990 to his retirement.

LESZEK WRONSKI served as a Director of the Company from March 1995 to April 1996. Mr. Wronski is a Vice President for Price Waterhouse Business Information Technologies located in Warsaw, Poland. Additionally, he teaches at the Institute of Telecommunications, Warsaw University of Technology. From 1990 until 1993, Mr. Wronski served as an Executive Officer of Polish

Telephones Foundation, a telecommunication consulting organization to Polish and foreign telecommunication companies in Poland. He received his M.Sc. in Telecommunications from Warsaw University of Technology in 1987.

MAMAL KHOROUZAN has been Vice President of Manufacturing of DTS/ZWUT from May 1992 to the present. From January 1987 to January 1992, Mr. Khorouzan was general manager and executive vice president of Cal Power, a custom power systems company in California. Mr. Khorouzan received a B.S. in Engineering from the University of Tucson in 1961 and an M.B.A. from the State University of California in 1971. Mr. Khorouzan is based in Warsaw, Poland.

WILLIAM VETTER, JR. served as Chief Financial Officer of DTS/ZWUT from its inception to the present. Mr. Vetter was employed by Deloitte and Touche (previously Touche Ross & Co.) from 1980 to 1991. At Deloitte and Touche, Mr. Vetter had both national and international assignments and spent over 5 years in Europe, South America and in the International Headquarters. Mr. Vetter's public accounting experience includes major manufacturing, banking and wholesale operations. He was responsible for professional review of international accounting issues and conducted due diligence procedures for acquisitions and mergers. Mr. Vetter is a member of the American Institute of Certified Public Accountants. Mr. Vetter is based in Warsaw, Poland.

     To the best of the Company's knowledge, there are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASDAQ.
Executive officers, directors and greater than 10% stockholders are required by certain regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of Forms 3, 4 and 5 furnished to the Company, pursuant to the Exchange Act during its most recent fiscal year, it is the Company's belief that any such forms required to be filed pursuant to
Section 16(a) of the Exchange Act were timely filed, as necessary by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 1995 except that no Form 3 was filed by Leszek Wronski, a former director, and Forms 3 were not filed on a timely basis by Ken Gregson, a former director, or Christopher Efird, a director of the Company.

CERTAIN INFORMATION RELATING TO THE BOARD OF DIRECTORS AND COMMITTEES OF THE
BOARD

     The Board of Directors of the Company held six formal meetings during 1995. The Board of Director's Compensation Committee and Audit Committee each held one formal meeting during the year. Each of the Directors who are nominated in this Proxy Statement and who served during 1995 as a Director or as a member of the Compensation Committee or the Audit Committee attended at least 75% of the Board and Committee Meetings during 1995 during the period in which they served as Director except that Roy Varghese did not attend two of the six Board Meetings.

     The Audit Committee reviews internal auditing procedures and the adequacy of internal controls. The Audit Committee meets periodically with management and the Company's independent public accountants. The Compensation Committee establishes compensation and incentives for the Company's executive officers and administers the Company's incentive compensation and benefit plans. The Board of Directors does not have a standing nominating committee or any other committee performing a similar function. The function customarily attributable to a nominating committee is performed by the Board of Directors as a whole.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last two fiscal years by the Company's Chief Executive Officer who served as such during the 1995 fiscal year. None of the Company's executive officers who served as such at the end of the last fiscal year earned in excess of $100,000 during the fiscal year indicated.





                                                                         Long-Term Compensation
                                                                  -------------------------------------
                              Annual Compensation(1)                        Awards             Payouts
                    --------------------------------------------  --------------------------  ---------
                                                                                  Securities
                                                      Other         Restricted    Underlying
    Name and                                          Annual          Stock        Options/      LTIP       All Other
Principal Position  Year    Salary($)  Bonus($)   Compensation($)  Awards($)(2)    SARs (#)   Payouts(#)   Compensation
- ------------------  ----    ---------  --------   ---------------  ------------   ----------  ----------   ------------
S.P. Krishna        1995      96,000        -            -               -          50,000         -             -
Murthy, CEO         1994      76,000     40,000          -               -             -           -             -
(June 1995-         1993      60,000        -            -               -          16,204         -             -
Feb. 1996)

W. Dal Berry        1995      33,000        -            -               -             -           -             -
CEO (until          1994      68,000        -            -               -             -           -             -
June 1995)          1993      52,000        -            -               -          16,204         -             -




(1) Certain of the Company's executive officers receive prerequisites and other personal benefits in addition to salary and bonuses. The aggregate amount of such prerequisites and other personal benefits, however, does not exceed the lesser of $50,000 or 10 percent of the total of the annual salary and bonus reported for any of the named executive officers.

(2) The number and value of aggregate restricted stock holdings for Mr. Murthy and Mr. Berry at the end of the last fiscal year, based on the closing bid price of the Common Stock on NASDAQ on December 31, 1995, were 49,859 and 132,440 shares, respectively with a value of $137,112 and $364,210, respectively (without giving effect to the consideration paid by the named executive officer).

     The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Executive Officer named in the above Summary Compensation Table.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (1995)





                          Number of Securities        Percent of total          Exercise
                               Underlying          Options/SARS Granted to       or Base
       Name              Options/SARS Granted(#)   Employees in Fiscal Year    Price($/Sh)   Expiration Date
- ----------------------   -----------------------   ------------------------    -----------   ---------------
S.P. Krishna Murthy              50,000                     86.21%                 2.25          1/1/2002





AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth certain information with respect to options exercised during fiscal 1995 by the Company's Chief Executive Officer named in the Summary Compensation Table, and with respect to unexercised options held by such persons at the end of fiscal 1995.






                                                      Number of Securities Underlying       Value of Unexercised in the
                                                         Unexercised Options/SARS              Money Options/SARs at
                                                               at FY-End(#)                         FY-End($)(1)
                 Shares Acquired        Value         -------------------------------      ------------------------------
   Name           on Exercise(#)     Realized($)      Exercisable       Unexercisable      Exercisable      Unexercisable
- --------------   ---------------    ------------      -----------       -------------      -----------      -------------
S.P. Krishna            -                 -              66,204               -               56,598               -
Murthy

W. Dal Berry            -                 -              16,204               -               31,598               -





- ----------------------
  (1) The calculations of the value of unexercised options are based on the difference between the closing bid price on NASDAQ of the Common Stock on December 31, 1995, and the exercise price of each option, multiplied by the number of shares covered by the option.


EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Mr. Gary Panno, effective as of April 1, 1996, which agreement provides that Mr. Panno will serve as President and Chief Executive Officer. The agreement terminates March 31, 1997, unless earlier terminated by the Company for cause. The agreement provides that Mr. Panno will be entitled to receive annual compensation of $60,000 and options to purchase 80,000 shares of Common Stock exercisable at $5.125 per share.

     Telereunion, Inc. has entered into employment agreements with Messrs. Landa, Garcia and Orea, effective as of May 14, 1996, which agreements provide that Mr. Landa will serve as President and CEO and Messrs. Garcia and Orea will each serve as Vice Presidents of Telereunion, Inc. Each agreement terminates May 14, 1999, unless earlier terminated by Telereunion, Inc. for cause.
Messrs. Landa, Garcia and Orea will be entitled to receive annual compensation of $80,000 each.

CONSULTING AGREEMENTS

     The Company has entered into a consulting agreement with Benchmark Equity Group, Inc. effective May 23, 1996. Pursuant to the agreement, Benchmark Equity Group will provide the Company business and strategic planning services. The term of the agreement is one year and is automatically renewed for a second year unless terminated by 60 days' written notice. The agreement provides that Benchmark Equity Group will be entitled to receive compensation of $7,000 per month plus expenses.

     The Company has entered into a consulting agreement with Telecom Consulting Services, Inc. effective June 12, 1996. According to the agreement, Telecom Consulting Services will provide the Company telecommunication consulting. The agreement is indefinite in term and may be terminated by either party with 30 days' written notice. Telecom Consulting Services is entitled to receive $125 per hour expended on behalf of the Company plus expenses.

     The Company has entered into a financial public relations consulting agreement with Langley Financial Group, Inc. effective June 24, 1996. Pursuant to the agreement, Langley Financial Group and Richard H. Langley, Jr. will act as the Company's public relations counsel. The agreement terminates June 24, 1997. Pursuant to the agreement, Richard H. Langley, Jr. is entitled to receive $2,500 per month, 150,000 shares of common stock and options to purchase 100,000 shares of Common Stock exercisable at $6.00 per share.

COMPENSATION OF DIRECTORS

CASH COMPENSATION. No cash compensation was paid by the Company to its directors prior December 31, 1994. Directors are reimbursed for their ordinary and necessary expenses incurred in attending meetings of the Board of Directors or a committee thereof. In addition, beginning in 1995, the Company has agreed to pay Directors who are not also employees of the Company $500 for each meeting of the Board of Directors they attend. Directors of the Company are eligible to participate in the Company's stock option plans.

OUTSIDE DIRECTORS STOCK OPTION PLAN

     The Outside Directors Stock Option Plan (the "Directors Plan") was adopted by the Board of Directors and approved by the stockholders in June 1994. The Directors Plan provides for the issuance of nonqualified stock options to purchase up to 31,163 shares of Common Stock. The Directors Plan is administered by the Compensation Committee of the Board of Directors.

     The Directors plan provides for the issuance of nonqualified stock options to purchase shares of Common Stock to outside directors of the Company and its subsidiaries. Outside directors include only those directors of the Company or its subsidiaries who are not regular salaried employees of the Company or a subsidiary at the time the option is granted. In the event the optionee ceases to be an outside director (other than upon optionee's death or a change of control), the optionee may exercise his or her option at any time within 90 days and only to the extent the optionee was entitled to exercise the option at the date of termination but no option shall be exercisable after the expiration of ten years from the date of grant.

     Under the Directors Plan, the exercise price of each option will not be less than 100% of the fair market value of the Common Stock at the time of granting the option. Options granted under this plan shall not be exercisable after the expiration of ten years from the date of grant or such sooner date determined by the Compensation Committee.

     As of August 31, 1996, there were 11,163 shares available for issuance under the Director Plan and outstanding options granted under the Directors Plan to purchase 20,000 shares of the Company's Common Stock held by 2 directors and exercisable at exercise prices ranging from $1.75 to $4.25 per share.

1993 STOCK OPTION PLAN

     The 1993 Stock Option Plan (the "1993 Plan") was adopted by the Board of Directors in January 1993 and thereafter approved by the stockholders. The 1993 Plan provides for the issuance of qualified or "incentive" stock options as well as nonqualified stock options to purchase 218,145 shares of Common Stock. The 1993 Plan is administered by the Compensation Committee of the Board of Directors.

     Employees, directors and consultants of the Company and its subsidiaries may participate in the 1993 Plan. Options granted under the 1993 Plan may be exercised by the optionee within such time period as determined by the Board and only to the extent the optionee was entitled to exercise the option at the date of termination but no option shall be exercisable after the expiration of ten years from the date of grant.

     Under the 1993 Plan, the exercise price of each incentive stock option will not be less than 100% of the fair market value of the Common Stock at the time of granting the option. The exercise price of each nonqualified stock option shall not be less than 85% of the fair market value of the stock on the date the option is granted. Options granted under the 1993 Plan shall not be exercisable after the expiration of ten years from the date of grant or such sooner date as determined by the Compensation Committee.

     As of August 31, 1996, there were 587 shares available for issuance under the 1993 Plan and outstanding options granted under the 1993 Plan to purchase 177,031 shares of the Company's Common Stock to 12 persons, including 1 present director, at exercise prices ranging from $.80 to $6.42 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of August 31, 1996, with respect to the beneficial ownership of Common Stock by each director, each executive officer included in the Summary Compensation Table, the directors and executive officers as a group and each shareholder known to management to own beneficially more than 5% of the Common Stock. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to such shares.


                                                     Percentage
Name and                    Number of Shares        Beneficially
Address                    Beneficially Owned          Owned
- ------------               ------------------       ------------
Gary Panno                        54,758                1.6%
4635 Southwest Freeway
Suite 800
Houston, TX  77027

Christopher H. Efird              75,625(1)             2.1%
4635 Southwest Freeway
Suite 800
Houston, TX  77027

Manuel Landa                     385,000(2)(3)         10.8%
4635 Southwest Freeway
Suite 800
Houston, TX  77027

Oscar Garcia                     385,000(3)(4)         10.8%
4635 Southwest Freeway
Suite 800
Houston, TX  77027

Darrel Kirkland                   10,000(5)              *
4635 Southwest Freeway
Suite 800
Houston, TX  77027

Ricardo Orea                     385,000(3)(6)         10.8%
4635 Southwest Freeway
Suite 800
Houston, TX  77027

Roy A. Varghese                   66,063(7)             1.9%
4635 Southwest Freeway
Suite 800
Houston, TX  77027


S.P. Krishna Murthy              266,063(8)             7.1%
4635 Southwest Freeway
Suite 800
Houston, TX  77027

W. Dal Berry                     158,644(6)(9)          4.5%
4635 Southwest Freeway
Suite 800
Houston, TX  77027

Benchmark Equity Group, Inc.     459,375(10)           13.0%
16815 Royal Crest Drive
Houston, TX  77058

All directors and
executive officers as a
group (9 persons)              1,633,946(11)           44.8%


- ------------------------------------
*	Less than 1%

(1) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 37,500 shares of Common Stock at $2.19 per share. The Series A Common Stock Warrant will vest and become exercisable, if at all, upon the Company meeting certain fiscal year earnings per share targets, computed in accordance with the terms of the Series A Common Stock Warrant as follows: (i) the Warrant will vest and become fully exercisable as to 40% of the shares of Common Stock upon the Company's fiscal year earnings equal to at least $.315 per share; (ii) the Warrant will vest and become fully exercisable as to an additional 40% of the shares of Common Stock upon the Company's fiscal year earnings equal to at least $.458 per share; and (iii) the Warrant will vest and become fully exercisable as to an additional 20% of the shares of Common Stock upon the Company's fiscal year earnings equal to at least $.75 per share. Notwithstanding the foregoing, the Warrant will vest and become fully exercisable as to any shares not vested if, for any ninety (90) consecutive trading days, the closing price for a share of Common Stock equals or exceeds $12.00. The Series A Common Stock Warrant lapses on May 16, 2003. Also, excluded are the shares of Common Stock issuable upon exercise or a Series B Common Stock Warrant representing the right to purchase 11,875 shares of Common Stock at $2.19 per share. The Series B Common Stock Warrant will vest and become exercisable, if at all, upon (i) the Company achieving an increase in net shareholders equity of the Company of at least $5,000,000, computed in accordance with the terms of the Series B Common Stock Warrant; or (ii) if for any ninety (90) consecutive trading days, the closing price for a share of Common Stock equals or exceeds $12.00. The Series B Common Stock Warrant will expire on and no longer be exercisable after May 16, 2003. Mr. Efird is associated with Benchmark Equity Group, Inc. but disclaims beneficial ownership of any such shares.

(2) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 241,208 shares of Common Stock at $2.19 per share. Also, excluded are shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right of Willowtree Developments, Ltd., a British Virgin Island entity, ("Willowtree") to purchase 447,958 shares of Common Stock at $2.19 per share. Mr. Landa is the beneficial owner of Willowtree. The Series A Common Stock Warrant lapses on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 1 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Landa on or about June 4, 1996.

(3) Includes options to purchase 25,000 shares of Common Stock at $1.35 per share, all of which options are presently exercisable.

(4) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 241,208 shares of Common Stock at $2.19 per share. Also, excluded are shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right of Trafford Park Holdings, Ltd., a British Virgin Island entity, ("Trafford Park") to purchase 447,959 shares of Common Stock at $2.19 per share. Mr. Garcia is the beneficial owner of Trafford Park. The Series A Common Stock Warrant lapses on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 1 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Garcia on or about June 4, 1996.

(5) Includes options to purchase 10,000 shares of Common Stock at $4.25 per share, all of which options are presently exercisable.

(6) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 241,208 shares of Common Stock at $2.19 per share. Also, excluded are shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right of Bollington Developments, Ltd., a British Virgin Island entity, ("Bollington") to purchase 447,959 shares of Common Stock at $2.19 per share. Mr. Orea is the beneficial owner of Bollington. The Series A Common Stock Warrant lapses on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 1 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Orea on or about June 4, 1996.

(7) Includes options to purchase 16,204 shares of Common Stock at $.80 per share, all of which options are presently exercisable.

(8) Includes options to purchase 50,000 shares of Common Stock at $2.25 per share, options to purchase 16,204 shares of Common Stock at $.80 per share and Warrants to purchase 150,000 shares of Common Stock at $2.9375 per share, all of which options and warrants are presently exercisable. Excludes 5,240 shares of Common Stock held by Mr. Murthy's adult child of which shares Mr. Murthy disclaims beneficial ownership.

(9) Includes warrants to purchase 10,000 shares of Common Stock at $8.00 per share, all of which warrants are presently exercisable.

(10) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 262,500 shares of Common Stock at $2.19 per share. Also, excluded are shares of Common Stock issuable upon exercise of a Series B Common Stock Warrant representing the right to purchase 83,125 shares of Common Stock at $2.19 per share. The Series B Common Stock Warrant will expire on and no longer be exercisable after May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant and the Series B Common Stock Warrant, please see footnote 1 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Frank DeLape, president of Benchmark Equity Group, Inc. on or about June 4, 1996.

(11) Includes options to purchase 111,204 shares of Common Stock, all of which options are presently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SHARE ISSUANCES

     In May 1993, the Company issued 18,698 shares of Common Stock to Mr. S.P. Krishna Murthy, a former director and officer of the Company, for services rendered.

     In May 1996, the Company issued 1,605,000 shares of Common Stock in accordance with the terms of the Merger and Acquisition Agreement relating to the Company's acquisition of Telereunion, Inc. Common Stock issued pursuant to the agreement was (i) 126,000 shares to Mr. Manuel Landa and 234,000 shares to Willowtree Developments Ltd., an affiliate of Mr. Landa's, (ii) 126,000 shares to Mr. Ricardo Orea and 234,000 shares to Bollington Developments Ltd., an affiliate of Mr. Orea's, (iii) 126,000 shares to Mr. Oscar Garcia and 234,000 shares to Trafford Park Holdings Ltd., an affiliate of Mr. Garcia's, (iv) 459,375 shares to Benchmark Equity Group, Inc. and (v) 65,625 shares to Benchmark Equity Group, Inc. for the account of Mr. Christopher Efird.

     In August 1996, the Company issued 400,000 shares of Common Stock in accordance with the Agreement and Plan of Merger relating to the Company's acquisition of Orion Communications, Inc. Common Stock issued pursuant to the agreement was (i) 142,500 shares to Mr. Mark Vance, (ii) 130,000 shares to Mr. Scott Crist and (iii) 127,500 shares in the aggregate to 21 other individuals.

NOTE CONVERSIONS; ACCRUED BUT UNPAID INTEREST

     Effective as of June 29, 1993, the Company issued 88,622 shares of Common Stock to seven individuals in exchange for the conversion of certain promissory notes in the original principal amount of $568,750 (the "Note Conversions"). The shares of Common Stock issued in connection with the Note Conversions were issued on the basis of one share of Common Stock for each $6.41 of principal amount converted. Mr. W. Dal Berry converted a $200,000 principal amount promissory note into 31,162 shares of Common Stock. In addition, the Company was indebted to Mr. Berry in the amount of $43,000 representing accrued but unpaid interest owed in respect of the promissory note converted by Mr. Berry into Common Stock. The accrued but unpaid interest owed in respect of this converted promissory note was paid on August 18, 1994 using net proceeds from the Company's initial public offering.

GUARANTY OF COMPANY INDEBTEDNESS

     Mr. W. Dal Berry and Mr. Roy A. Varghese personally guaranteed the repayment of the Company's $150,000 secured term loan facility. The term loan facility was repaid on August 19, 1994 using net proceeds from the Company's initial public offering.

COMPANY INDEBTEDNESS TO CERTAIN SHAREHOLDERS

     The Company had an interest-bearing promissory note with a remaining principal balance of $25,000 payable to Mr. W. Dal Berry. The Company also had interest-bearing promissory notes payable to certain other shareholders of the Company with an aggregate remaining principal balance of $17,500. The outstanding principal balance of these promissory notes together with any accrued but unpaid interest in respect thereof, was repaid on August 18, 1994 using net proceeds from the Company's initial public offering.

SECURITIES ISSUANCES

     In April 1993, the Company issued and sold 10,000 shares of Series A Preferred Stock to Gary Panno, Chairman of the Board, President and CEO of the Company for such investor purchasing certain promissory notes from the Company in the amount of $75,000. In June 1993, the principal amount of such notes was converted to 5,843 shares of Common Stock.

SUBSIDIARY MERGER

     On June 1, 1994, PAV Corporation ("PAV"), a subsidiary owned 78% by the Company and 22% by other individuals, including Mr. Leszek Wronski, formerly a director of the Company, was merged with and into the Company (the "Merger"). As a result of the Merger, each shareholder of PAV received 0.234 shares of Common Stock for each share of PAV Common Stock.

CORTELCO NOTE

     The Company had an interest-bearing promissory note with a remaining principal balance of $250,000 payable to Cortelco Inc. ("Cortelco"). The Company, Cortelco and ZWUT-SA ("ZWUT") formed DTS/ZWUT in 1992. At such time, Cortelco held a 20% interest in DTS/ZWUT; subsequently, Cortelco reduced its interest to its current level of 10%. The outstanding principal balance of this note was repaid on August 25, 1994. Accrued but unpaid interest of $45,000 in respect thereof was repaid on October 4, 1994. Both of these payments were made using net proceeds from the Company's initial public offering.

CORTELCO AGREEMENT

     The Company and Cortelco have entered into an agreement (the "Cortelco Agreement") pursuant to which the Company has been granted the right to manufacture and market telecommunications products designed by Cortelco exclusively in Poland and on a non-exclusive basis in the remainder of Eastern Europe. The Cortelco Agreement requires, among other things, that the Company purchase at least $1 million per year (before discounts) of products in components from Cortelco. The Company believes that it is in compliance with all material terms of the Cortelco Agreement. The Cortelco Agreement expires in May 1999.

     Under the Cortelco Agreement, amounts owed by the Company to Cortelco for equipment reduce amounts owed by Cortelco for its investment in DTS/ZWUT. During the years ended December 31, 1995, 1994, 1993 and 1992, purchases from Cortelco totaled $198,641, $431,207, $600,936 and $804,702, respectively, of which $55,041 in 1995, $113,289 in 1994, $90,459 in 1993 and $414,787 in 1992
were credited against Cortelco's stock payment obligation. At December 31, 1995, $76,251 was owed to Cortelco by the Company for unpaid equipment purchases. Effective as of May 6, 1994, the Company and Cortelco reached an agreement to reduce its interest in DTS/ZWUT from 20% to 10% in exchange for a reduction in Cortelco's stock payment obligation from $1.6 million to $800,000.

ZWUT AGREEMENT

     During 1993, DTS/ZWUT incurred $415,253 of expenses for services, manufactured items, rent, telephone, equipment, and interest payable to ZWUT. On September 21, 1993, the subscription receivable from ZWUT for stock of DTS/ZWUT in the amount of $188,117 was settled in exchange for 12 months of rent (from May 1, 1993 through April 30, 1994) of $120,000, documentation and software development costs in the amount of $60,000, and miscellaneous payable of $8,117.

FUTURE TRANSACTIONS

     Although the Company intends that the terms of any future transactions and agreements between the Company and its directors, officers, principal shareholders or other affiliates will be no less favorable than could be obtained from unaffiliated third parties, no assurances can be given in this regard. Any such future transactions that are material to the Company and are not in the ordinary course of business will be approved by a majority of the Company's independent and disinterested directors.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     (Registrant)    Polish Telephones and Microwave Corporation
                     --------------------------------------------



     By (Signature and Title) /S/ E. Scott Crist
                              -----------------------------------
                              Scott Crist, President and Chief
                              Executive Officer

	Date   September 10, 1996
           --------------------


     By (Signature and Title) /s/ Mark Vance
                              -----------------------------------
                              Mark Vance, Executive Vice
                              President and Chief Financial
                              Officer

	Date   September 10, 1996
           --------------------