Form 10KSB/A
period 1995-12-31
POLISH TELEPHONES & MICROWAVE CORP
filed 1996-10-07
CIK 925928

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              Form 10-KSB/A2



  X   ANNUAL REPORT UNDER SECTION 13 or 15(d) of the SECURITIES
----  EXCHANGE ACT OF 1934 (Fee Required)

             For the fiscal year ended December 31, 1995
                                       -----------------

      TRANSITION REPORT UNDER SECTION 13 or 15(d) of the SECURITIES ----- EXCHANGE ACT OF 1934 (No Fee Required)
           For the transitional period from            to
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

                  Common Stock ($.001 Par Value)
                  ------------------------------
                         (Title of class)

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


Part III.

     Item 9.  Directors, Executive Officers,
               Promoters and Control Persons;
               Compliance With Section 16(a)
               of the Exchange Act                           40

     Item 10. Executive Compensation                         48

     Item 11. Security Ownership of Certain
               Beneficial Owners and Management              52

     Item 12. Certain Relationships and Related
               Transactions                                  57


     Item 13. Exhibits and Reports on Form 8-K               60

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following tables set forth certain information as with respect to the directors and executive officers of the Company, certain officers of Digital Telecommunications Systems/ZWUT, a Polish limited liability company, the Company's 90% held subsidiary ("DTS/ZWUT"), certain officers of Telereunion, Inc. ("Telereunion"), a Delaware corporation, the Company's 100% owned subsidiary, and Vextro de Mexico, S.A. De C.V. and Servicios Corporativos Vextro, S.A. de C.V. (collectively, "Vextro"), Mexican corporations, Telereunion, Inc.'s 97% owned subsidiaries.

DIRECTORS AND EXECUTIVE OFFICERS DURING 1995 FISCAL YEAR:

                              Period with
Name              Age           Company          Position
----              ---         -----------        --------

Gary Panno (2)     40      March 1993 to       Director
                           Present

W. Dal Berry       59      March 1992 to       Chief Executive
                           June 1995           Officer and Director


S.P. Krishna       56      March 1992 to       Chairman of the Board,
Murthy                     February 1996       President and Chief
                                               Executive Officer

Christopher H.     32      November 1995 to    Vice Chairman of the
Efird (1)                  Present             Board

Roy A. Varghese(1) 38      1992 to Present     Director and Secretary

Leszek Wronski     33      March 1995 to       Director
                           April 1996

Mamal Khorouzan    67      May 1992 to         Vice President for
                           Present             Manufacturing
                                               Operations for DTS/ZWUT

Kenneth Gregson    67      November 1995 to    Director
                           April 1996

William Vetter     38      1992 to August      Chief Financial
                           1996                Officer of DTS/ZWUT
-------------------------------
(1) Member of Compensation Committee and the Option Committee of the Board of Directors.
(2)  Member of Audit Committee.

PRESENT EXECUTIVE OFFICERS AND DIRECTORS

                             Period with
Name              Age           Company          Position
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

Oscar Garcia       35      May 1996 to         Director; Vice President of
                           Present             Telereunion; Vice President of
                                               Operations of Vextro

Ricardo Orea       35      May 1996 to         Director; Vice President of
                           Present             Telereunion; Vice President of
                                               Sales and Marketing of Vextro

Roy A. Varghese    38      1992 to Present     Director
(1)

Darrel O. Kirkland 57      March 1996 to       Director
                           Present
-------------------------------
(1) Member of Compensation Committee and the Option Committee of the Board of Directors.
(2)  Member of Audit Committee.


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

CHRISTOPHER H. EFIRD has been a member of the Board of Directors of the Company since November 1995 and Secretary since August 1996. Mr. Efird has been employed by Benchmark Equity Group, Inc., an investment banking firm, since May 1994 and is a Principal thereof. From May 1992 to May 1994, he served as National Marketing Manager of AquaNatural Company, a provider of water purification, dispensing and marketing programs. From February 1992 to May 1992, he served as Sales and Marketing Manager of Licon, Inc., a subsidiary of Licon International, Inc. and a manufacturer of industrial waste purification equipment. From October 1991 to May 1992, he served as Marketing Manager of Critical Industries, Inc. a manufacturer and distributor of equipment and supplies to the environmental remediation industry. From February 1987 to May 1990, Mr. Efird served as Vice President of Multiplex Systems, a telecommunications contracting company he co-founded. Mr. Efird holds a Master of Arts degree from Sam Houston State University and a B.S. from Texas A&M University.

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

MAMAL KHOROUZAN has been President of DTS/ZWUT from September 1996 to the present. Mr. Khorouzan was Vice President of Manufacturing of DTS/ZWUT from May 1992 to August 1996. From January 1987 to January 1992, Mr. Khorouzan was general manager and executive vice president of Cal Power, a custom power systems company in California. Mr. Khorouzan received a B.S. in Engineering from the University of Tucson in 1961 and an M.B.A. from the State University of California in 1971. Mr. Khorouzan is based in Warsaw, Poland.

WILLIAM VETTER, JR. served as Chief Financial Officer of DTS/ZWUT from its inception to August 1996. Mr. Vetter was employed by Deloitte and Touche (previously Touche Ross & Co.) from 1980 to 1991. At Deloitte and Touche, Mr. Vetter had both national and international assignments and spent over 5 years in Europe, South America and in the International Headquarters. Mr. Vetter's public accounting experience includes major manufacturing, banking and wholesale operations. He was responsible for professional review of international accounting issues and conducted due diligence procedures for acquisitions and mergers. Mr. Vetter is a member of the American Institute of Certified Public Accountants. Mr. Vetter is based in Warsaw, Poland.

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

     Based solely on its review of the copies of Forms 3, 4 and 5 furnished to the Company, pursuant to the Exchange Act during its most recent fiscal year, it is the Company's belief that any such forms required to be filed pursuant to
Section 16(a) of the Exchange Act were timely filed, as necessary by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 1995 except that no Form 3 was filed by Leszek Wronski, a former director, and Forms 3, although subsequently filed, were not filed on a timely basis by Ken Gregson, a former director, or Christopher Efird, a director of the Company.

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





                                                                         Long-Term Compensation
                                                                  -------------------------------------
                              Annual Compensation(1)                        Awards             Payouts
                    --------------------------------------------  --------------------------  ---------
                                                                                  Securities
                                                      Other         Restricted    Underlying
    Name and                                          Annual          Stock        Options/      LTIP       All Other
Principal Position  Year    Salary($)  Bonus($)   Compensation($)  Awards($)(2)    SARs (#)   Payouts(#)   Compensation
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

OPTION/SAR GRANTS IN LAST FISCAL YEAR (1995)





                          Number of Securities        Percent of total          Exercise
                               Underlying          Options/SARS Granted to       or Base
       Name              Options/SARS Granted(#)   Employees in Fiscal Year    Price($/Sh)   Expiration Date
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






                                                      Number of Securities Underlying       Value of Unexercised in the
                                                         Unexercised Options/SARS              Money Options/SARs at
                                                               at FY-End(#)                         FY-End($)(1)
                 Shares Acquired        Value         -------------------------------      ------------------------------
   Name           on Exercise(#)     Realized($)      Exercisable       Unexercisable      Exercisable      Unexercisable
--------------   ---------------    ------------      -----------       -------------      -----------      -------------
S.P. Krishna            -                 -              66,204               -               56,598               -
Murthy

W. Dal Berry            -                 -              16,204               -               31,598               -





----------------------
  (1) The calculations of the value of unexercised options are based on the difference between the closing bid price on NASDAQ of the Common Stock on December 31, 1995, and the exercise price of each option, multiplied by the number of shares covered by the option.


EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Mr. Gary Panno, effective as of April 1, 1996, which agreement provides that Mr. Panno will serve as President and Chief Executive Officer or other executive position.
The agreement terminates March 31, 1997, unless earlier terminated by the Company for cause. The agreement provides that Mr. Panno will be entitled to receive annual compensation of $60,000 and options to purchase 80,000 shares of Common Stock exercisable at $5.125 per share.

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

     The Company has entered into a consulting agreement with Telecom Consulting Services, Inc. effective June 12, 1996 pursuant to which Telecom Consulting Services was to provide the Company telecommunication consulting. The agreement was indefinite in term and has been terminated by the Company. Telecom Consulting Services received $125 per hour expended on behalf of the Company plus expenses.

     The Company has entered into a financial public relations consulting agreement with Langley Financial Group, Inc. effective June 24, 1996. Pursuant to the agreement, Langley Financial Group and Richard H. Langley, Jr. will act as the Company's public relations counsel. The agreement terminates June 24, 1997. Pursuant to the agreement, as amended in September 1996, Richard H. Langley, Jr. is entitled to receive $2,500 per month, 80,000 shares of common stock and options to purchase 100,000 shares of Common Stock exercisable at $5.00 per share.

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


                                                     Percentage
Name and                    Number of Shares        Beneficially
Address                    Beneficially Owned          Owned
------------               ------------------       ------------
Gary Panno                        54,758(1)             1.6%
4635 Southwest Freeway
Suite 800
Houston, TX  77027

Christopher H. Efird              75,625(2)             2.1%
700 Gemini
Houston, TX  77058

Manuel Landa                     385,000(3)(4)         10.8%
c/o Telereunion, Inc.
Moras No. 430
Col. Del Valle
Del Benito Juarez
03100 Mexico, D.F.

Oscar Garcia                     385,000(4)(5)         10.8%
c/o Telereunion, Inc.
Moras No. 430
Col. Del Valle
Del Benito Juarez
03100 Mexico, D.F.

Darrel Kirkland                   10,000(6)              *
4635 Southwest Freeway
Suite 800
Houston, TX  77027

Ricardo Orea                     385,000(4)(7)         10.8%
c/o Telereunion, Inc.
Moras No. 430
Col. Del Valle
Del Benito Juarez
03100 Mexico, D.F.



Roy A. Varghese                   66,063(8)             1.9%
4635 Southwest Freeway
Suite 800
Houston, TX  77027

S.P. Krishna Murthy              266,063(9)             7.1%
4635 Southwest Freeway
Suite 800
Houston, TX  77027

W. Dal Berry                     158,644(8)(10)         4.5%
4635 Southwest Freeway
Suite 800
Houston, TX  77027

Benchmark Equity Group, Inc.     459,375(11)           13.0%
16815 Royal Crest Drive
Houston, TX  77058

All directors and
executive officers as a
group (9 persons)              1,633,946(12)           44.8%


------------------------------------
*    Less than 1%

(1) A portion of such shares and options have been deposited into escrow. See "Escrow Agreement."

(2) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 37,500 shares of Common Stock at $2.19 per share. The Series A Common Stock Warrant will vest and become exercisable, if at all, upon the Company meeting certain fiscal year earnings per share targets, computed in accordance with the terms of the Series A Common Stock Warrant as follows: (i) the Warrant will vest and become fully exercisable as to 40% of the shares of Common Stock upon the Company's fiscal year earnings equal to at least $.315 per share; (ii) the Warrant will vest and become fully exercisable as to an additional 40% of the shares of Common Stock upon the Company's fiscal year earnings equal to at least $.458 per share; and (iii) the Warrant will vest and become fully exercisable as to an additional 20% of the shares of Common Stock upon the Company's fiscal year earnings equal to at least $.75 per share. Notwithstanding the foregoing, the Warrant will vest and become fully exercisable as to any shares not vested if, for any ninety (90) consecutive trading days, the closing price for a share of Common Stock equals or exceeds $12.00. The Series A Common Stock Warrant lapses on May 16, 2003. Also, excluded are the shares of Common Stock issuable upon exercise or a Series B Common Stock Warrant representing the right to purchase 11,875 shares of Common Stock at $2.19 per share. The Series B Common Stock Warrant will vest and become exercisable, if at all, upon (i) the Company achieving an increase in net shareholders equity of the Company of at least $5,000,000, computed in accordance with the terms of the Series B Common Stock Warrant; or (ii) if for any ninety (90) consecutive trading days, the closing price for a share of Common Stock equals or exceeds $12.00. The Series B Common Stock Warrant will expire on and no longer be exercisable if the condition for vesting is not satisfied within 18 months following the acquisition of Telereunion and, in any event, will expire on May 16, 2003. Mr. Efird is associated with Benchmark Equity Group, Inc. but disclaims beneficial ownership of any such shares. Includes options to purchase 10,000 shares of Common Stock at $1.75 per share, all of which options are presently exercisable.

(3) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 241,208 shares of Common Stock at $2.19 per share. Also, excluded are shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right of Willowtree Developments, Ltd., a British Virgin Island entity, ("Willowtree") to purchase 447,958 shares of Common Stock at $2.19 per share. Mr. Landa is the beneficial owner of Willowtree. The Series A Common Stock Warrant lapses on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 1 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Landa on or about June 4, 1996.

(4) Includes options to purchase 25,000 shares of Common Stock at $1.35 per share, all of which options are presently exercisable.

(5) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 241,208 shares of Common Stock at $2.19 per share. Also, excluded are shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right of Trafford Park Holdings, Ltd., a British Virgin Island entity, ("Trafford Park") to purchase 447,959 shares of Common Stock at $2.19 per share. Mr. Garcia is the beneficial owner of Trafford Park. The Series A Common Stock Warrant lapses on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 1 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Garcia on or about June 4, 1996.

(6) Includes options to purchase 10,000 shares of Common Stock at $4.25 per share, all of which options are presently exercisable.

(7) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 241,208 shares of Common Stock at $2.19 per share. Also, excluded are shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right of Bollington Developments, Ltd., a British Virgin Island entity, ("Bollington") to purchase 447,959 shares of Common Stock at $2.19 per share. Mr. Orea is the beneficial owner of Bollington. The Series A Common Stock Warrant lapses on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 1 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Orea on or about June 4, 1996.

(8) Includes options to purchase 16,204 shares of Common Stock at $.80 per share, all of which options are presently exercisable. A portion of such shares and options have been deposited into escrow. See "Escrow Agreement."

(9) Includes options to purchase 50,000 shares of Common Stock at $2.25 per share, options to purchase 16,204 shares of Common Stock at $.80 per share and Warrants to purchase 150,000 shares of Common Stock at $2.9375 per share, all of which options and warrants are presently exercisable. Excludes 5,240 shares of Common Stock held by Mr. Murthy's adult child of which shares Mr. Murthy disclaims beneficial ownership. A portion of such shares and options have been deposited into escrow. See "Escrow Agreement."

(10) Includes warrants to purchase 10,000 shares of Common Stock at $8.00 per share, all of which warrants are presently exercisable.

(11) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 262,500 shares of Common Stock at $2.19 per share. Also, excluded are shares of Common Stock issuable upon exercise of a Series B Common Stock Warrant representing the right to purchase 83,125 shares of Common Stock at $2.19 per share. The Series B Common Stock Warrant will expire on and no longer be exercisable after May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant and the Series B Common Stock Warrant, please see footnote 1 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Frank DeLape, president of Benchmark Equity Group, Inc. on or about June 4, 1996.

(12) Includes options to purchase 111,204 shares of Common Stock, all of which options are presently exercisable.

ESCROW AGREEMENT

    Pursuant to the Texas Securities Act of 1957, the Texas State Securities Commissioner has the discretion to require that an issuer offering and selling securities to the residents of Texas in a public offering deposit certain outstanding securities in escrow. In that regard, certain former and present officers and directors of the Company are parties to a Stock Escrow Agreement (the "Escrow Agreement") dated August 8, 1994. The Escrow Agreement was required by the Texas State Securities Commissioner as a condition to the registration of securities in Texas in connection with the Company's initial public offering. The Escrow Agreement provides that a total of 415,503 shares of Common Stock and 55,779 shares of Common Stock issuable upon the exercise of options be held in escrow for a period of not less than two years and not more than ten years. The terms of the Escrow Agreement provide further that shares held in escrow may be released provided that the Company attain certain levels of earnings per share during any two or five consecutive fiscal year periods. In addition, the Escrow Agreement permits the unconditional release of twenty (20%) percent of the escrowed shares upon the sixth anniversary of the Escrow Agreement and twenty (20%) percent every year thereafter until the tenth anniversary of the Escrow Agreement. As of the date hereof, no shares have been released pursuant to the Escrow Agreement. The shareholders retain the right to vote the securities and to transfer the securities among themselves and to related individuals who must become parties to the agreement.

Item 13. Exhibits and Reports on Form 8-K.

    (a) Exhibits. See index to Exhibits on page 62. Each of the following exhibits described on the index to exhibits is a management contract for compensatory plan or arrangement: 10.1, 10.2, 10.5, 10.6.

    (b)  Reports on Form 8-K.

    On December 12, 1995 the Company filed a report on Form 8-K reporting that by unanimous consent of the Board of Directors executed effective as of November 17, 1995, in accordance with the terms of the Bylaws of the Company, the Directors amended the Bylaws to provide that the Directors shall determine the size of the Board. Subsequent to this amendment, the Directors increased the size of the Board to six members. The Board elected Mr. Kenneth Gregson as a Director to fill the seat vacated by the resignation of W. Dal Berry in June of 1995. In addition, Mr. Christopher Efird was elected as a Director to fill the seat created by the increase in the size of the Board. Messrs. Gregson and Efird will serve as Directors until the next annual meeting of the shareholders of the Company and their successors are duly elected and qualified.

    On December 8, 1995, the Company acquired an additional 10% equity interest in its subsidiary, Digital Telecommunication Systems/ZWUT, increasing the Company's ownership from 80% to 90%. The Company purchased the additional equity interest from ZWUT-SA, a Polish telecommunications equipment manufacturing subsidiary of Siemens, A.G., for approximately $67,000 in cash.

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

     Date   September 26, 1996
           --------------------


     By (Signature and Title) /s/ Mark Vance
                              -----------------------------------
                              Mark Vance, Executive Vice
                              President and Chief Financial
                              Officer

     Date   September 26, 1996
           --------------------