Form 10-Q/A
period 1996-06-30
POLISH TELEPHONES & MICROWAVE CORP
filed 1996-11-19
CIK 925928

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                     Form 10-QSB/A



  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----  Exchange Act of 1934

For the quarterly period ended June 30, 1996

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

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

               Polish Telephones and Microwave Corporation
                            Table of Contents
                              Form 10-QSB/A Report
                             June 30, 1996

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
                                                        ---------
                                                        ---------

 See notes to interim consolidated financial statements

                 Polish Telephones and Microwave Corporation
                   Consolidated Statements of Operations
                                unaudited


                                                 SIX MONTHS ENDED JUNE 30,
                                                   1996           1995
                                                 ----------     ----------
Revenues                                        $ 1,350,084   $   728,435

Cost of revenues                                    826,095       331,017
                                                 ----------     ----------
Gross profit                                        523,989       397,418

Selling, general and admin. expense                 999,931       747,250
                                                 ----------     ----------
Loss from operations                               (475,942)     (349,832)
                                                 ----------     ----------
Other income (expense):
    Interest, net                                    64,067       123,702

    Foreign exchange gain (loss)                      7,556          (452)

    Other income                                     44,450             0
                                                 ----------     ----------
                                                    116,073       123,250

Provision for income taxes:
    Foreign income tax on operations
     of subsidiary                                   36,242             0
    Utilization of foreign operating
     loss carryforwards                              (8,643)            0
                                                  ----------   ----------
                                                     27,599             0


Loss before minority interest                      (387,468)     (226,582)

Minority interest in subsidiary's
  income                                               (126)       (8,353)
                                                  ----------   ----------

Net loss                                       $   (387,594)  $  (234,935)
                                                  ----------   ----------

   Net loss per share                             $      (0.16)  $    (0.12)
                                                  ----------   ----------
Weighted average common and common
       equivalent shares outstanding                 2,372,598    1,982,669
                                                  ----------   ----------


            See notes to interim consolidated financial statements.

                 Polish Telephones and Microwave Corporation
                   Consolidated Statements of Operations
                                unaudited


                                                THREE MONTHS ENDED JUNE 30,
                                                   1996           1995
                                                 ----------     ----------
Revenues                                        $   840,846   $   387,829

Cost of revenues                                    507,934       122,807
                                                 ----------     ----------
Gross profit                                        332,912       265,022

Selling, general and admin. expense                 598,387       399,574
                                                 ----------     ----------
Loss from operations                               (265,475)     (134,552)
                                                 ----------     ----------
Other income (expense):
    Interest, net                                    24,242        59,760

    Foreign exchange gain (loss)                     10,484        (5,752)

    Other income                                     44,450             0
                                                 ----------     ----------
                                                     79,176        54,008

Provision for income taxes:
    Foreign income tax on operations
     of subsidiary                                   24,637             0
    Utilization of foreign operating
     loss carryforwards                              (4,186)            0
                                                  ----------   ----------
                                                     20,451             0


Loss before minority interest                      (206,750)      (80,544)

Minority interest in subsidiary's
  losses (income)                                       264       (4,237)
                                                  ----------   ----------

Net loss                                       $   (206,486)  $   (84,781)
                                                  ----------   ----------

   Net loss per share                             $      (0.07)  $    (0.04)
                                                  ----------   ----------
Weighted average common and common
       equivalent shares outstanding                 2,779,313    1,974,562
                                                  ----------   ----------


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

        For 1996, common equivalent shares include stock options and warrants for 654,853 shares granted at prices below the average fair market price at which the Company's common stock traded during the period, as if they were outstanding for the entire quarter, calculated by the treasury stock method as described above.

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

                             SIX MONTHS ENDED          THREE MONTHS ENDED
	                       6/30/96      6/30/95      6/30/96      6/30/95
                           ---------    ---------    ---------    ---------
     Revenue              $3,637,674   $2,900,294   $1,511,733   $1,247,468
     Loss from operations   (460,323)    (295,148)    (190,990)    (196,216)
     Net income (loss)      (564,495)    (206,689)    (107,722)     186,758
     Net income (loss)
         per share               (.24)        (.05)        (.04)         .05

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





                                       POLISH TELEPHONES AND MICROWAVE
                                       CORPORATION



   Date:   11/19/96                   By:    /s/ Mark Vance
        -----------------                ----------------------
                                            Mark Vance
                                            Executive Vice President and CFO

                              INDEX OF EXHIBITS


Exhibit No.         Description
-----------         -----------
  10.9        -     Agreement and pland of merger between the Company and
                    Orion Communications, Inc.
  11.1        -     Statements regarding computation of per share earnings
  21.1        -     Subsidiaries of the Registrant
  27.1        -     Financial Data Schedule