Form 10-Q
period 1996-09-30
POLISH TELEPHONES & MICROWAVE CORP
filed 1996-11-19
CIK 925928

                                   SECURITIES AND EXCHANGE COMMISSION
                                                       Washington, D.C.  20549


                                                              Form 10-QSB

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
-----

For the quarterly period ended September 30, 1996
                                               ------------------------

             Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
----

For the transitional period from            to
                                                ---------    ---------

Commission File Number 0-24622
                                        ----------


                        POLISH TELEPHONES AND MICROWAVE CORPORATION
               --------------------------------------------------------------
              (Exact name of small business issuer as specified in its charter)
                                          (d/b/a Telscape International, Ltd.)


          Texas                                                   75-2433637
         ----------                                               -------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                       identification umber)

         4635 Southwest Freeway, Suite 800, Houston, Texas               77027
    ---------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number including area code -- 713/968-0968
                                                               ----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X        No
                                                   --------        ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: $.001 par value, 3,990,969 shares as of October 14, 1996

                                          Index of Exhibits appears on page 18

                                   Polish Telephones and Microwave Corporation
                                                             Table of Contents
                                                          Form 10-QSB Report
                                                           September 30, 1996



                                                                          Page
                                                                        ------

Part I.	Financial Information

            Item 1.	Interim Consolidated Financial
                       Statements (Unaudited)

                       Consolidated Balance Sheet -
                 September 30, 1996                                         2

                      Consolidated Statements of Operation -
                    Nine months ended September 30, 1996 and 1995            3

                       Consolidated Statements of Operation -
              Three months ended September 30, 1996 and 1995               4

                       Consolidated Statements of Cash Flows -
                Nine months ended September 30, 1996 and 1995            5

                       Notes to interim consolidated financial
              statements                                                    7

            Item 2.      Management's discussion and analysis of
               financial condition and results of operations                11

Part II.   Other Information

            Item 5.    Other Information                                      15

         Item 6.    Exhibits and Reports on Form 8-K                        16

                        (a)        Exhibits

                        (b)        Reports on Form 8-K

       Signatures                                                           17

POLISH TELEPHONES AND MICROWAVE CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 1996
-----------------------

Current assets:
Cash                                                            $ 402,334
Short-term investments                                1,566,175
Accounts receivable (less allowance of         1,201,919
     $7,700)
Inventories                                                   1,952,740
Other assets                                                    250,968
                                                                 -------------
     Total current assets                                5,374,136
                                                                  -------------
Property and equipment, net                          774,246
                                                                  -------------
Excess of cost over net assets
   of  business acquired                                3,214,553
                                                                   -------------
Other assets:
    Deferred income tax                                     57,248
    Investments in operating ventures               199,392
    Other assets                                                182,222
                                                                   -----------
        Total other assets                                    438,862
                                                                  ------------
              Total assets                                $  9,801,797
                                                               ---------------
                                                               ---------------


Current liabilities:
    Accounts payable                                  $ 2,023,516
    Accrued liabilities                                       295,467
    Deferred income tax                                    356,732
    Other liabilities                                           187,067
                                                                  ------------
      Total current liabilities                           2,862,782
                                                                  -----------

Accrued employee benefits                                14,836
                                                                  ------------

Minority interests                                            743,694
                                                                  ------------

Stockholders' equity:
   Series B non-voting, non-participating
       preferred stock                                                380
Common stock                                                  11,536
Additional paid in capital                           10,924,114
Unpaid capital subscriptions                           (600,000)
Accumulated deficit                                     (4,155,545)
                                                                   -----------
     Stockholders' equity                                  6,180,485
                                                                   -----------

     Total liabilities and stockholders' equity  $ 9,801,797
                                                                   -----------
                                                                 -------------


     See notes to interim consolidated financial statements.

POLISH TELEPHONES AND MICROWAVE CORPORATION
       CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)

                                              Nine Months Ended September 30,
                                         -------------------------------------
                                              1996                        1995
                                          ----------                 ----------
Revenues                             $ 2,824,497                   $  968,660
Cost of revenues                    1,437,566                        432,685
                                              ---------             ----------
Gross profit                                  1,386,931             535,975
Selling, general and administrative expense  2,225,047               1,070,283
                                         ----------                 ----------
Loss from operations                   (838,116)               (534,308)
                                          ----------                ----------
Other income (expense):
    Interest, net                               88,984             175,636
    Foreign exchange gain (loss)                  52,576               (1,747)
    Other income                                        50,004               0
                                                ----------           ---------
                                                    191,564            173,889
                                                ---------            ---------
Provision for income taxes:
    Foreign income tax on operations
      of subsidiaries                                       32,539           0
                                                  --------            --------

Loss before minority interest                 (679,091)             (360,419)
Minority interest in subsidiary's income      (7,601)               (1,284)
                                                 --------            ---------
Net loss                               $ (686,692)       $ (361,703)
                                        ----------              --------
                                             -----------            ----------
Net loss per share                       $ (0.24)                     $ (0.18)
                                              ----------          ----------
                                              ----------            ----------
Weighted average common and common
    equivalent shares outstanding               2,822,867           1,963,613
                                             -----------              --------
                                             -----------          -----------

        See notes to interim consolidated financial statements.

POLISH TELEPHONES AND MICROWAVE CORPORATION
      CONSOLIDATED STATEMENTS OF OPERATION
                                     (Unaudited)

                                            Three Months Ended September 30,
                                           -----------------------------------
                                                   1996                   1995
                                           ---------                ----------
Revenues                                $ 1,255,059               $ 240,225
Cost of revenues                                 551,983               101,668
                                          -----------              -----------
Gross profit                                      703,076              138,557
Selling, general and administrative
  expense                                      1,089,052               323,033
                                          -----------              -----------
Loss from operations                          (385,976)              (184,476)
                                          -----------               ----------
Other income (expense):
   Interest, net                                 22,965                51,934
   Foreign exchange gain (loss)                   45,020           (1,295)
   Other income                                 4,842                        0
                                           -----------              ----------
                                                 72,827             50,639
                                            ----------              ----------
Provision for income taxes:
    Foreign income tax on operations
       of subsidiary                                 (3,703)                 0
    Utilization of foreign operating
        loss carryforwards                            8,643                 0
                                        ------------               -----------
                                                   4,940                     0
                                         -----------               ----------

Loss before minority interest                  (318,089)             (133,837)
Minority interest in subsidiary's
   losses (income)                                7,475                (7,069)
                                      -----------                  -----------
Net loss                               $ (325,564)              $ (126,768)
                                         ------------               ----------
                                            -----------             ----------
Net loss per share                             $ (0.09)               $ (0.06)
                                          -----------              -----------
                                          -----------              ----------
Weighted average common and common
    equivalent shares outstanding               3,723,394            1,977,914
                                            -----------             ----------
                                         ------------               ----------

    See notes to interim consolidated financial statements.

POLISH TELEPHONES AND MICROWAVE CORPORATION
      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Nine Months Ended September 30,
                                            ----------------------------------
                                                    1996                 1995
                                             ---------                --------
Operating Activities
  Net loss                                 $ (686,692)          $ (361,703)
  Add non-cash expenses:
    Allowance for doubtful accounts           (6,071)                        0
    Depreciation and amortization             76,450                    38,878
    Allowance for inventory obsolesence         (571)                        0
    Accrued employee benefits                   1,507                        0
    Employees profit sharing                  1,357                        0
    Deferred income taxes                     19,436                         0
    Interest amortized on discounted
      short-term investments                    (8,196)               (14,151)
    Minority interest in subsidiary's
      income (losses)                              7,601                 1,284
    Decrease in minority interests
      subscriptions receivable                    44,296                27,051
  Changes in operating assets and liabilities
    Accounts receivable                     (127,996)                  (7,273)
    Inventory                                (584,654)                (17,365)
    Other assets                                (84,037)               34,423
    Accounts payable                     218,797               (148,270)
    Accrued liabilities                      (301,073)                (29,349)
    Other liabilities                              38,149             (39,349)
                                             ----------                -------
  Net cash used in operating activities     (1,391,697)              (515,824)

Investing Activities
    Purchase of short term investments     (4,898,790)            (10,804,316)
    Redemption of short term investments  6,812,426                 11,360,387
    Purchases of property and equipment     (216,501)                 (39,851)
    Acquisition of  subsidiary, net of cash
       acquired                              (412,884)                      0
    Organization costs                         (25,000)                      0
    Investment in operating venture            (196,462)                  0
                                           ----------                ---------

      Net cash provided by investment
        activities                            1,062,789              516,220

Financing  Activities
   Capital lease payments                        (5,635)                     0
   Stock issuances                               563,622                     0
                                         ----------                  ---------
      Net cash provided by financing
       activities                                557,987                     0

  Net increase in cash                            229,079                  396

  Cash at beginning of period                 173,255                  546,267
                                            ----------              ----------
  Cash at end of period                       $ 402,334              $ 546,663
                                             ----------             ----------
                                            ----------               ---------

            See notes to interim consolidated financial statements.
                                  5

POLISH TELEPHONES AND MICROWAVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                          (Unaudited)


                                         Nine Months Ended September 30,
                                        --------------------------------------
                                                  1996                    1995
                                       -----------                  ----------
Supplemental cash flow information

     Interest paid                             30,323                    1,345
     Income taxes paid                     32,539                         0

Noncash transactions:
    Issuance of preferred and common
        stock in exchange for shares
        of common in connection with
       reverse triangular merger

     Excess of cost over net assets
      acquired                                 2,788,086                    0
     Common stock                              (1,605)                   0
     Preferred stock                                 (380)                        0
     Additional paid in capital       (2,789,416)                         0



         See notes to interim consolidated financial statements.

       POLISH TELEPHONES AND MICROWAVE CORPORATION



                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Unaudited)



Note 1   Financial Statements



     The accompanying unaudited interim consolidated financial statements include the accounts of Polish Telephones and Microwave Corporation and subsidiaries (the "Company").

     The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.





Note 2 - Foreign operations



           The consolidated financial statements include amounts for the Company's 90% owned foreign subsidiary, DTS/ZWUT, and the Company's wholly owned subsidiary, Telereunion, Inc. as follows:



           DTS/ZWUT:
                                 Nine months ended          Three months ended
                                     September 30,               September 30,
                                      ---------------         ----------------
                             1996          1995            1996          1995
                ---------        ---------          ---------         --------
  Net sales          $ 714,815     $ 968,660      $ 35,619       $ 240,225
  Net income (loss)          (82,659)      (6,420)      (76,407)      (35,344)
  Total assets           1,117,563     1,012,406      1,117,563       1,012,406
  Net assets                759,546      914,958       759,546         914,958


            Telereunion, Inc.:

                              Nine months ended           Three months ended
                                September 30,                  September 30,
                       -----------------------         -----------------------
                               1996          1995          1996        1995
                 ---------          --------          -------          -------
  Net sales               $1,726,867          -         $1,055,979           -
  Net income (loss)       196,086          -            171,062              -
  Total assets           3,059,354           -          3,059,354            -
  Net assets             211,569            -             211,569            -

                       POLISH TELEPHONES AND MICROWAVE CORPORATION
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                                (Unaudited)


Note 2   Foreign operations (cont.)

           The three and nine month periods ended September 30, 1996 include operations of Telereunion, Inc. since May 17, 1996, the date of Telereunion Inc.'s acquisition by the Company. The corresponding periods ended September 30, 1995 do not include any operations of Telereunion, Inc. because they predate its acquisition by the Company. See note 5 hereto.


Note 3   Net loss per share

            The net loss per common and common equivalent share is based on the weighted average number of shares of common stock outstanding. Common equivalent shares include stock options and warrants only when the effect would be dilutive, as if they were outstanding for the entire quarter, calculated by the treasury stock method in accordance with Securities and Exchange Commission Staff Accounting Bulletin requirements. For the nine and three months ended September 30, 1996 and 1995, the common equivalent shares include stock options and warrants of 648,031 and 684,558, respectively.


Note 4   Investment in operating ventures


            During 1995, the Company made an investment of $2,930 in a Polish joint venture "TELINFO". The joint venture was formed to provide telecommunication services in a rural area of Poland. The Company has a 34 percent interest in the joint venture and has no continuing obligation to fund or guarantee the liabilities of the joint venture. Currently, the joint venture has no significant operations but is seeking a telephone operator's license for the
            Suwalki, Poland area.

            During 1996, the Company invested $196,462 for a 7.21% interest in a venture with Elterix, a Polish company developing a private network for 70,000 telephone lines.

                        POLISH TELEPHONES AND MICROWAVE CORPORATION
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                                (Unaudited)


Note 5   Business combination

           On May 17, 1996, the Company acquired all of the stock of Telereunion, Inc. ("Telereunion"), a privately owned Delaware corporation. Telereunion is a telecommunications equipment and service company with operations primarily in Mexico, operating under the name of Vextro De Mexico, S.A. De C.V. Under the terms of the acquisition, the Company issued to the shareholders of Telereunion 1,605,000 shares of common stock of the Company, 380,000 shares of non-voting, non-participating preferred stock having an aggregate liquidation preference of $380,000 and warrants to purchase up to 2,595,000 additional shares at $2.19. The warrants would vest and become exercisable, if at all, as the combined companies meet certain specified financial objectives would expire 7 years after closing. In addition, the Company converted and amended certain non-qualified options outstanding under the Telereunion 1995 Stock Option and Appreciation Rights Plan to provide for the right to acquire an aggregate of 216,618 shares of Common Stock of the Company at an exercise price of $1.35 per share.

            As of September 30, 1996, the Company had incurred and capitalized costs of $428,792 related to the Telereunion acquisition.

           The following unaudited pro forma summary financial information presents the results of operations of the Company as if the acquisition of Telereunion had occurred at January 1, 1995. This summary may not be indicative of what would have occurred had the acquisition been made as of this date or of results which may occur in the future. The historical financial statements used to prepare the summary will reflect the acquisition from its effective date of the acquisition forward, using the purchase method of accounting based on estimated fair values of assets purchased and liabilities assumed.

                              Nine months ended            Three months ended
                               September 30,                  September 30,
                            --------------------          --------------------
                                       1996       1995       1996       1995
                    --------        --------         --------       --------
    Revenue               $5,112,087    $4,457,090    $1,474,413    $1,556,796
    Loss from operations     (822,497)    (492,473)    (362,174)    (197,325)
    Net loss                 (861,463)    (687,069)    (291,623)    (480,380)
    Net loss per share              (.31)      (.35)     (.08)    (.24)

                       POLISH TELEPHONES AND MICROWAVE CORPORATION
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                                 (Unaudited)


Note 5 - Business combination (cont.)

           On July 26, 1996, the Company entered into an Agreement and Plan of Merger, pursuant to which the Company acquired on September 5,
          1996, all the outstanding capital stock of Orion Communications, Inc. ("Orion"), a reseller of long-distance and Internet services, in exchange for 400,000 shares of Common Stock. This transaction has been accounted for under the pooling of interests method and, accordingly, the accompanying consolidated statements of operation include the results of operations of Orion since its inception on April 10, 1996. At the time of the merger, the name of Orion was changed to Telscape USA, Inc. In addition to the terms set forth in the Agreement and Plan of Merger, E. Scott Crist, former President and Chief Executive Officer of Orion, became President and Chief Executive Officer of the Company, Mark Vance, former Chief Operating Officer and Chief Financial Officer of Orion, became the Company's Executive Vice President and Chief Financial Officer. E. Scott Crist
           has been nominated for election to the Company's Board of Directors.

                             Management's Discussion and Analysis of Financial
                                Condition and Results of Operations
------------------------------------------------------------------------------


On May 17, 1996 the Company acquired Telereunion. Telereunion, which is a privately owned Delaware corporation, is a telecommunications equipment and service provider with operations primarily in the Republic of Mexico. Its operations in Mexico are conducted through Vextro de Mexico, S.A de C.V., its 97%-owned Mexican subsidiary. Telereunion distributes Northern Telcom telecommunications products, as well as Octel voice mail systems and provides conference calling services in Mexico.

On September 5, 1996, the Company acquired Orion Communications, Inc. ("Orion"), a reseller of long-distance and Internet services. Orion's operations are primarily in the United States.

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

The interim financial statements for 1996 include the operations of Telereunion, Inc. from May 17, 1996 through September 30, 1996 and of Orion Communications, Inc. from inception, April 10, 1996 through September 30, 1996. See Note 2 to the consolidated financial statements for certain amounts included in the Company's financial statements from Telereunion. Telereunion, Inc.'s operations for 1995 are not included in the financial statements, as that predates the acquisition. For selected financial data presented on a pro forma basis as if the acquisition took place at the beginning of the period presented see Note 5.

Revenues from the sale of products increased 422% or $1,014,834 from $240,225
------------
in the third quarter of 1995 to $1,255,059 in the third quarter of fiscal 1996. Revenues increased 192% or $1,855,837 from $968,660 for the nine months ended September 30, 1995 to $2,824,497 for the nine months ended September 30, 1996. Sales increased due to the additional volume from the Telereunion acquisition, which was partially offset by a decrease in revenues from DTS/ZWUT. Revenues from Telereunion increased from $3,488,430 to $3,879,177 in the first nine months of 1995 and 1996 respectively. The increase in revenue results from increased levels of equipment sales in Mexico through its Vextro subsidiary, although the revenue before May 17, 1996 is not included in the consolidated financial results since they predate Telereunion's acquisition by the Company. Revenues from DTS/ZWUT decreased due to a general reduction in sales during the third quarter. In an effort to increase sales levels in Poland, the Company is attempting to diversify its product line from mainly PBX switching equipment from Cortelco, to a broad line of telecomm equipment from BBS Telecom (a leading international manufacturer of state-of-art small PBX and key systems), voice mail (Octel and Centigram), teleconferencing equipment (Vtel, Polycom, DataBeam), advanced telecomm applications, cabling and service contracts.

Cost of Revenues increased by $450,315 from $101,668 in the third quarter of
---------------------
1995 to $551,983 in the third quarter of fiscal 1996. Cost of Revenues increased $1,004,881 from $432,685 for the nine months ended September 30, 1995 to $1,437,566 for the nine months ended September 30, 1996. The increase in the cost of revenues for the first nine months of 1996, compared with the same period of 1995, reflects the overall increase in revenues realized by the Company, as a result of the inclusion of Telereunion's operations beginning May 17, 1996. These increases are offset by decreases in cost of revenues from DTS/ZWUT as a result of the decreased revenues experienced by DTS/ZWUT.

Gross Profit increased 407% or $564,519 from $138,557 in the third quarter of
---------------
1995, to $703,076 in the third quarter of fiscal 1996. There was an increase of 159% or $850,956 from the $535,975 gross profit of the first nine months of 1995, compared with the $1,386,931 gross profit for the first nine months of 1996. This increase in gross profit was mainly attributable to the inclusion of Telereunion's operations beginning May 17, 1996.

Selling, General and Administrative Expenses (SG&A) increased $766,039 from
--------------------------------------------------------
$323,033 for the third quarter of 1995, to $1,089,052 for the same period of 1996. The total SG&A expenses for the nine months ended in September 30, 1996 were $2,225,047, an increase of $1,154,764 over the SG&A expenses of the same period of 1995 of $1,070,283. This increase was mainly due to the addition of SG&A expenses of Telereunion and Orion.

Loss from Operations increased from ($184,049) for the third quarter of 1995
-------------------------
to ($385,976) for the same period of 1996 and increased from ($533,881) to ($838,543) for the first nine months of 1995 and 1996, respectively. This increase for the first nine months of the year 1996 as compared to same per 1995, was generated mainly by the increase in Selling, General and Administrative expenses as described above.

Other Income (Expense) increased $17,675 from $173,889 for the first nine
-----------------------------
months of 1995, to 191,564 for the same period of 1996. Primary components of this change were Interest Income, Foreign exchange gain (loss) and Other Income. The Company has realized less interest income when comparing the first nine months of 1996 to the same period of 1995, primarily due to a decrease in the amount invested in short term securities, as a result of the net cash utilized by the Company for its operations. The Company capitalized $428,792 of cost related to the acquisition of Telereunion.

Provision for Income Taxes was $32,539 for the first nine months of 1996 as
----------------------------------
compared to no provision for the same period of 1995. This change was mainly attributed to a negative impact on the deferred federal taxes in the Mexican subsidiary of Telereunion, Inc., due to a significant difference in treatment of inventories under Mexican Tax Law. Under this law, the cost of sales for financial statement purposes is not deductible for tax purposes, instead, inventory purchases are deductible for tax purposes in the year in which they are made. The provision for income taxes was $4,940 for the three months ended September 30, 1996, while no provision was required for the same period of 1995.

Net Loss increased to ($686,692), from ($361,703) for the first nine months of
------------
1996 and 1995, respectively. Net loss increased ($198,796) from ($126,768) for the three months ended September 30, 1995 to ($325,564) for the three months ended September 30,1996.

Liquidity and Capital Resources  At September 30, 1996, the Company had cash
---------------------------------------
and short term investments of approximately $1,968,000. Since inception the Company has financed its operations primarily through the issuance of debt and equity, and through cash generated by operations. The Company does not maintain a line of credit and relies on its working capital position to fund its operations on an on going basis.

The Company's future cash requirements for the remainder of 1996, and beyond, will depend primarily upon the level of sales, the timing of inventory purchases, expenditures on new product lines implementation and marketing, and upon capital expenditures for strategic acquisitions and network development.

Outlook and Uncertainties
-------------------------------

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

It is also difficult to predict what effect the Company's purchase of Telereunion and the purchase of Orion Communications will have on the Company's liquidity and capital resources. The exploitation by Telereunion of the opportunities in the Mexican telecommunications market and the opportunities in the US long distance resale market are expected to require substantial capital. To the extent Telereunion does not have a positive net cash flow from its operations, it can be expected that the Company would have to fund any shortfalls from its working capital. In addition, any capital expenditures needed to expand the operations of Vextro de Mexico (a subsidiary of Telereunion), or Orion Communications would likely be funded out of the working capital of the Company. Any such fundings would reduce the funds available to finance and expand the Company's operations in Eastern Europe.
In addition, further economic crises in Mexico or Poland could result in the need to fund any cash shortfalls of the subsidiaries operating in those countries.

Subsequent Events  On August 15, 1996, the Company announced it had signed a
-----------------------
letter of intent to acquire the outstanding capital stock of three commonly owned companies: Valu-Line of Longview, Inc., Valu-Line of Louisiana, Inc., and Shared Tenant Services, Inc. (collectively Valu-Line of Longview). Valu-Line of Longview is a facilities based long distance reseller with switching facilities located in Dallas, Texas.

The total merger consideration included $8 million cash, 701,684 shares of common stock, and $2 million in redeemable, convertible preferred stock in exchange for 100% of Valu-Line of Longview's common stock.

On October 18, 1996, the Company announced that it had suspended its planned acquisition of Valu-Line of Longview. The acquisition was suspended due to valuation issues resulting from the Company's due diligence review. However, both companies are continuing to discuss alternative methods of structuring the transaction.

PART II.        OTHER INFORMATION


Item 5.            Other information

             Litigation is currently pending against Polish Telephones and Microwave Corporation ("PTMC") in the Dallas County District Court, 298th Judicial District, Cause No. 96-00768. SA Telecommunications, Inc. f/k/a SA Holdings, Inc., ("SATI"), filed suit against Dickinson & Co. ("Dickinson"), Dickinson Holding Corp. ("Dickinson Holding") and PTMC on May 3, 1996.
             SATI claims 1)Dickinson and/or Dickinson Holding intentionally interfered with the agreements and/or business relationship between SATI and PTMC; 2) PTMC and/or Dickinson Holding intentionally interfered with the agreements and/or business relationships between SATI and Dickinson; and 3) Dickinson and/ or PTMC made material misrepresentations to SATI. SATI has additional DTPA and breach of contract claims against Dickinson. SATI is seeking an undisclosed damage amount plus exemplary damages from PTMC. A nonjury trial date has been set for March 3, 1997.

            Effective August 1, 1996, the Company entered into three year employment agreements with E. Scott Crist and Mark Vance of Orion Communications, pursuant to which each will be employed as a senior executive of the Company. The agreements will terminate on the third anniversary thereof unless sooner terminated. The agreements provide that Mr. Crist and Mr. Vance will each be entitled to a base salary of $95,000 per year. In addition, Mr. Crist and Mr. Vance are each entitled to receive options to purchase 350,000 shares of Common Stock at $4.50 per share, vesting one-third each year commencing August 1, 1997.

            The Company has entered into a one year financial public relations consulting agreement with Langley Financial Group, Inc. effective
            June 24, 1996. The Company and Langley have agreed to terminate the financial consulting agreement with the issuance of 20,000 shares of stock for full compensation under the agreement.

Item 6.         Exhibits and Reports on Form 8-K

         (a)       Exhibits.  See index to Exhibits on page 18.

         (b)        Reports on Form 8-K.
                      On August 1, 1996, an amended report on Form 8-K was filed for the reporting of the Telereunion acquisition. The amended report included the financial statements of Telereunion and the pro forma financial information not previously reported in the original Form 8-K.

                                                         SIGNATURES





           In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.










                                          Polish Telephones and Microwave
                                                                  Corporation





Date:                                     By:
     --------------                         -------------------------
                                                                E. Scott Crist
                                         President and Chief Executive Officer


Date:                                          By:
    --------------                             ---------------------------
                                                                    Mark Vance
                                           Executive Vice President and Chief
                                                           Financial Officer

                                                             INDEX OF EXHIBITS



Exhibit No.                                                        Description
--------------                                                  --------------

10.1                 -        Employment Agreement for E. Scott Crist
10.2                 -        Employment Agreement for Mark Vance
10.3                 -        Consulting Agreement between Company and Richard
                                  H. Langley (filed as exhibit 10.1 to the
                                  Company's Form S-8 Registration statement
                                  (No. 333-13249) incorporated herein by
                                   reference)
11.1                 -        Statements regarding computation of per share
                                 earnings
21.1                 -        Subsidiaries of the Registrant
27.1                 -        Financial Data Schedule