Form 10KSB
period 1996-12-31
TELSCAPE INTERNATIONAL INC
filed 1997-03-31
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                For the fiscal year ended DECEMBER 31, 1996

[_] TRANSITIONAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                For the transitional period from __________ to ___________

Commission File Number 0-24622

                          TELSCAPE INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                 TEXAS                             75-2433637
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)           identification number)

    4635 SOUTHWEST FREEWAY, SUITE 800, HOUSTON, TEXAS          77027
         (Address of principal executive offices)            (Zip Code)

Issuer's telephone number including area code -- (713) 968-0968

Securities registered under Section 12(b) of the Exchange Act:

                                               Name of each exchange on
                  Title of each class                which traded
                  -------------------                ------------
                           None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock ($.001 Par Value)
                         ------------------------------
                                (Title of class)

                    Redeemable Common Stock Purchase Warrant
                    ----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $5,705,313

Aggregate market value of the common stock held by non-affiliates of the registrant on March 14, 1997, based on the closing price of the common stock on the NASDAQ Small-Cap Market on that date was approximately $5,139,760.

3,935,969 shares of registrant's common stock($.001 Par Value) were outstanding as of March 14, 1997.

Transitional Small Business disclosure format Yes [ ] No [X]

                          TELSCAPE INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                               FORM 10-KSB REPORT
                                DECEMBER 31, 1996

                                                                            Page
                                                                            ----
Part I.

         Item 1. Description of Business                                      1

         Item 2. Description of Property                                      7

         Item 3. Legal Proceedings                                            8

         Item 4. Submission of Matters to a vote of Security Holders          9

Part II.

         Item 5. Market for Common Equity and Related Stockholder Matters    10

         Item 6. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         11

         Item 7. Financial Statements                                        16

         Item 8. Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         17

Part III.

         Item 9. Directors, Executive Officers, Promoters and
                 Control Persons; Compliance With Section 16(a)
                 of the Exchange Act                                         17

         Item 10. Executive Compensation                                     20

         Item 11. Security Ownership of Certain
                  Beneficial Owners and Management                           22

         Item 12. Certain Relationships and Related
                  Transactions                                               26

         Item 13. Exhibits and Reports on Form 8-K                           28

                                     PART I

ITEM 1. DESCRIPTION OF  BUSINESS

                                     HISTORY

        Telscape International, Inc., formerly Polish Telephones and Microwave Corporation, (collectively with its subsidiaries, "Telscape" or the "Company") was founded in 1992 with the objective of becoming a significant participant in the emerging Eastern European telecommunications equipment market. The Company's efforts in the Eastern European telecommunications equipment market have been and continue to be focused on Poland through its 90% interest in Digital Telecommunications Systems/ZWUT, a Polish limited liability company ("DTS/ZWUT"). The remaining 10% of DTS/ZWUT is owned by Cortelco, Inc. ("Cortelco"), a U.S. manufacturer of telecommunications products.

        In May 1996, the Company acquired all of the stock of Telereunion, Inc., a Delaware corporation ("Telereunion") and 97% owner of Vextro de Mexico S. A. de C.V. ("Vextro"). Vextro is a telecommunications equipment and service company with operations in Mexico. In September 1996, Orion Communications, Inc., a U.S.-based reseller of long-distance services ("Orion"), was merged into Telscape USA, Inc., a subsidiary of Telscape. In November 1996, the Company's name was changed from Polish Telephones and Microwave Corporation to Telscape International, Inc. to more accurately reflect the Company's overall strategy. This strategy is to increase internal growth and to identify and acquire companies which fit into its objectives of providing telecommunications products and services with an emphasis on Latin America. The management capabilities that came with the Orion merger have also enabled the Company to expand its strategy to include international long distance.

                      INDUSTRY BACKGROUND AND MARKET DEMAND
MEXICO

        The most significant issue affecting the Mexican telecommunications market is the introduction of full competition in the long distance market. The monopoly of Telefonos de Mexico ("Telmex") ended in August of 1996 when new long distance competitors were allowed to offer services over their networks. In January 1997, Telmex was required to begin providing interconnection services to these new competitors. Full competition should spread gradually across the country during 1997. Like the U.S. market in the early 1980s when long distance deregulation occurred, the Mexican telecommunications market is poised for rapid expansion as barriers to competition are removed and new technologies enter the marketplace, although the Mexican market has greater risk because of Mexico's political and commercial uncertainty.

        Mexico has a growing and deregulating marketplace. Several factors have affected the Mexican economy after the signing of the North American Free Trade Agreement ("NAFTA"), such as the currency devaluation in late 1994, but since then the peso has significantly stabilized against the dollar and the Mexican economy has a pent-up demand that is expanding important markets like telecommunications. Mexico has one-third the population of the U.S. and the telecommunications market is growing in excess of 15% annually. The telephone density (number of telephones per capita) is only one-sixth that of the U.S. The overall market for telecommunications services in Mexico is concentrated in three cities, namely Mexico City, Guadalajara, and Monterrey, where 65% of the usage resides.

POLAND

        Poland, which until 1989 had a communist form of government, has been undergoing fundamental political and economic change. Capitalism and free enterprise have only recently been introduced and, consequently, Poland is in the early stages of establishing a framework for dealing with private enterprise. However, the Polish government has exercised and continues to exercise substantial influence over Poland's economy, which has been characterized by recessionary and inflationary conditions. Uncertainties exist with respect to the future governance of, and economic policies in, Poland. Any political or economic instability, including popular unrest, or any governmental policies that make Poland less hospitable to privately owned or foreign companies, including expropriation, confiscatory taxation, foreign exchange restrictions or nationalization, could have a material adverse effect on the Company.

        The government body responsible for regulating Polish telecommunications has stated that its fundamental objectives are to oversee the modernization and development of Poland's telecommunications. The Polish telephone market is still very immature. In fact, the INTERNATIONAL HERALD TRIBUNE, published March 13, 1997, indicates that as of 1995 there were only 15 main phone lines per 100 inhabitants as compared to the U.S. which in 1995 had 62.5 main phone lines per 100 inhabitants.

INTERNATIONAL LONG DISTANCE

        As of December 31, 1996, the Company had generated an insignificant amount of revenues from the sale of international long distance services. However, management expects that the amount of revenues generated from the sale of U. S.-originated international long distance will be an increasingly significant portion of the Company's revenues, with a particular emphasis on Latin America.

        The international long distance telecommunications services industry consists of all transmissions of voice and data that originate in one country and terminate in another. This industry is in the midst of some fundamental changes that present the Company with an opportunity to take advantage of the substantial growth in international telecommunications traffic. According to industry sources, worldwide sales for providers of international voice telephone service were approximately $57 billion in 1995 and the volume of international traffic on the public telephone network is expected to grow at a compound annual growth rate of 12% or more from 1995 through the year 2000.

        The Company believes that a number of trends in the international telecommunications market will continue to drive growth in international long distance traffic, including:

o       continuing deregulation and privatization of telecommunications markets;

o pressure to reduce international outbound long distance rates paid by end users driven by increased competition among U.S. long distance carriers and among emerging foreign long distance carriers in deregulated countries;

o the dramatic increase in the availability of telephones and the number of access lines in service around the world;

o       the increasing globalization of commerce, trade and travel;

o the proliferation of communications devices such as faxes, cellular telephones, pagers and data communications devices;

o increasing demand for data transmission services, including the Internet; and

o the increased utilization of high quality digital undersea cable and resulting expansion of bandwidth availability.

                              PRODUCTS AND SERVICES
MEXICO

        The Company's revenues in Mexico are generated from a combination of equipment sales and services. One of the Company's principal strategies in Mexico is to be a provider of complete telecommunications solutions, both from a services and equipment standpoint. The Company sells its products in Mexico under three brand identities, namely VEXTRO, TELEREUNION AND UNITEL.

VEXTRO

        TELEPHONE EQUIPMENT. Since 1992, the Company has been one of five non-exclusive distributors in Mexico of Nortel (Northern Telecom) telecommunications equipment. In 1993 the Company was named one of Nortel's leading distributors in the Latin America/Mexico region. In 1996 the Company was also selected by VTEL, a leading supplier of videoconferencing systems, as "Partner of the Year" for the Latin American region.

        The Company, distributing under the name Vextro, is one of the largest telecommunication equipment distributors and system integrators in Mexico, with more than 10 years in the marketplace, 125 employees and a very strong customer base with over 600 systems installed in companies such as EDS, Bank of Boston, Goldman Sachs, Hewlett Packard, General Electric, Apple Computers, Banco Mexicano, Bancomext, Serfin, ICA, JP Morgan , and Kodak. Vextro distributes products of the following leading manufacturers:

o       Nortel (Northern Telecom): PBX , Call centers, and voice equipment
o       Micom - Magellan: WAN Networking equipment for voice, data and video
o Octel Communications : a leader in voice mail products for Fortune 500 companies
o       Centigram: a leader in Unified Messaging Systems
o       VTEL: videoconferencing equipment

TELEREUNION

        TELECONFERENCING EQUIPMENT AND SERVICES. The Company was the first teleconferencing company in Mexico and launched the first conference call service bureau in Mexico. Under the name Telereunion, the Company offers the most comprehensive package of teleconferencing products and services available in Mexico, including:

o Consulting services for requirement detection, design, development and implementation of specific teleconferencing applications such as distance education and training, sales motivation and coordination programs, product launching, investor relations, etc.
o Multipoint audioconference, and audiographics (data conferencing over Internet)
o       Audioconference equipment for conference rooms: Polycom SoundStation
o       AudioGraphics equipment for conference rooms: Polycom ShowStation
o DataBeam software for users (FarSite) and for Internet-Intranet servers (neT.120).
o       VTEL room and PC-based videconferencing equipment
o       VTEL telemedicine systems and peripherals
o       Design and implementation of videoconferencing rooms
o Design and development of telecommunications projects for various teleconferencing technologies.

UNITEL

        TELECOMMUNICATIONS OUTSOURCING. Over the last several years, many Mexican multi-regional companies have invested millions of dollars in state-of-the-art private networks to carry their voice and data traffic. These networks were necessary given the generally poor state of service of the public telephone network. Several years after their installation many companies who had invested in private networks are disappointed in their cost/benefit performance.

        This disappointment, and the very pressing need for these companies to secure cash for a non-performing asset, have created a demand for an outsourcing program that will effect a "sale-leaseback" transaction for the company's telecommunications infrastructure. These transactions generally will involve the purchase by Telscape of all the telephone and data network assets of a company including the PBX switches, multiplexors, telephone handsets and datalink equipment. For companies with a small amount of long distance traffic that does not justify the complete outsourcing programs, or that are reluctant to try radical changes, Unitel offers them network administration programs, where typically the contracting and negotiation with the telephone service providers is the responsibility of Unitel. Once Unitel has established itself as a partner on this basis, the program may evolve, if justified, into a complete outsourcing program that involves asset ownership.

        The Company's telecommunications outsourcing program is being developed to allow the Company: 1) to acquire market share within the more-long distance-intensive users in Mexico: the business sector; and 2) to provide the Company nationwide points of presence for its telecommunications services program without the sometimes substantial investments required by other international long-distance companies. As a provider of outsourced telecommunications services, the Company provides its customers with telecommunications hardware, software, maintenance, moves, adds and changes, traffic engineering, network planning, management of and coordination with other telecommunications suppliers, telecommunications consultation, and competitive long-distance and dial tone through personnel and facilities owned by the Company and leased to its customers.

POLAND

        The Company's products in Poland are based on existing Western telecommunications technologies supplied principally by Cortelco. Pursuant to an agreement with Cortelco, the Company has been granted the right to manufacture and market telecommunications products designed by Cortelco exclusively in Poland and on a non-exclusive basis in the remainder of Eastern Europe. The Company is also licensed to market, distribute, install and service microwave transmission products designed by California Microwave, Inc. ("California Microwave"). None of the intellectual property rights associated with any product that the Company is allowed to manufacture and market pursuant to the Cortelco Agreement or pursuant to the Company's agreement with California Microwave has been transferred to the Company. Except for the rights under the Cortelco Agreement and California Microwave Agreement, the Company owns no such intellectual property rights. The Company's Polish engineers and employees perform design modifications and other customization of the Cortelco technologies to make the products suitable for the Polish telecommunications equipment market and to meet customers' individual specifications. The Company's products are designed or modified to be compatible with and connected to the Public Switched Telephone Network ("PSTN") and to be generally compatible with equipment comprising the existing telecommunications transmission infrastructure in Poland. In addition, because substantially all of the Company's products are sold for connection to the PSTN, substantially all of the Company's products must be tested and approved by the Polish Institute of Communications (a Polish governmental agency) prior to sale in Poland.

        The Company is in the process of phasing out certain products but is also phasing in certain others. For instance, the Company has homologated the Cortelco Millenium PBX and is currently selling this product. In addition, the Company is currently diversifying its product and service mix to address other segments of the Polish market.

INTERNATIONAL LONG DISTANCE

        The Company intends to serve the large and growing international long distance telecommunications market as a wholesale provider of both switched and dedicated services. The Company intends to establish key strategic relationships with suppliers of international gateways and intends to market these gateways to current and prospective customers. See Marketing and Sales - International Long Distance below.

                               MARKETING AND SALES

        The Company markets its products primarily through the following methods:

        EQUIPMENT. The equipment in both Poland and Mexico is promoted through a combination of advertising, trade shows, direct mail and telemarketing. The Company utilizes mostly its own direct sales force but just recently has started to develop a dealer network to broaden its distribution channel.

        SERVICES. In Mexico, the Company markets its telecommunications services through advertising in trade magazines, telemarketing, direct mail and attending trade shows. In addition, the Company's equipment customer base provides an excellent platform for the follow-on sales of advanced telecommunications services, since many of the current customers have developed confidence in the Company's abilities to implement complex projects.

        INTERNATIONAL LONG DISTANCE. The Company intends to market its services on a wholesale basis to other telecommunications companies through a direct sales effort and through agency agreements when appropriate. The Company intends to establish strategic relationships with entities that have gateways to international destinations. The Company recently signed a letter of intent to establish a joint venture, which would provide, among other things, an extensive set of wholesale carrier rates to various international destinations that the Company can resell.

                                   COMPETITION
MEXICO

        The Mexican telecommunications services sector is less mature than that in the U.S. The Company is currently one of a very small number of teleconferencing providers based in Mexico; however, the same services are offered by a number of large U.S.-based carriers. For Mexican customers to access these services in the U.S., however, it is necessary to originate a call that travels to the U.S. and then reconnects to Telmex and the various parties on the call in Mexico.

        The Company holds one of the few value-added licenses in Mexico to provide teleconferencing and other interrelated services, which include the resale of embedded domestic and international long distance services. However, new regulations will allow others to enter this market in 1997 as both a reseller and network provider. In the former case, the competitors will require a permit similar to that of the Company, and in the latter, a concession from the Mexican government.

        Among the Company's principal competitors in the Mexican equipment market are other Nortel distributors, AT&T and Ericsson, each of which have a substantial presence in the Mexican market. Competition for equipment customers is based primarily on price and quality of the equipment and services offered. The Company believes that the price and quality of its equipment and services generally compare favorably with those of its competitors. In addition, the Company differentiates itself through its quality customer service and currently enjoys a high level of end-user satisfaction as demonstrated by a recent independent survey on customer satisfaction carried out by Nortel. In the Nortel survey, the Company ranked first in Mexico. The Company also competes on the basis that it is one of the few telecommunications providers in Mexico that has a very broad product and enhanced services offering, which allows the Company to present essentially a one-stop solution to its customers.

POLAND

        The Polish telecommunications regulations are aimed at the development and strengthening of the free market enterprise and the opening of the Polish market to competition. Over 100 licenses have been issued to private operators to provide local telecom services, competing with the government-owned telecom company, TPSA. The Polish governments' expansion oriented free-market policies have attracted the attention of major telecom companies, including, AT&T, Alcatel, Siemens, Ericsson, Nokia, Sprint, Air-touch, USWest, DSC, Motorola, Nortel, Panasonic, NEC and Samsung. Most of these companies have significantly greater financial, technical, manufacturing and marketing resources as well as a much wider range of products than the Company.

        While there can be no assurance, management believes the Company can compete in the Polish market based upon its local presence, customer-oriented training programs, educational seminars, Polish language manuals, strong customer support services, local research and development ability and local stock of most spare parts required. Many of the Company's customers like Polar, Krakow Power Plant, Unimor, Lublin Car Company (now called Daewoo Poland Car Plant, Lublin) and Cepharm have continued to buy products from DTS/ZWUT. DTS/ZWUT prices have generally been comparable to international companies' prices, but are higher than local Polish companies like DGT, Meraster, etc.

INTERNATIONAL LONG DISTANCE

        The international long distance business is intensely competitive and subject to rapid change. The Company's competitors in this market include large, facilities based multinational corporations and

PTTs, smaller facilities-based providers in the U.S. that have emerged as a result of deregulation, switched-based resellers of international long distance services and international joint ventures and alliances among such companies. International wholesale switched long distance providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. The Company believes that it will compete favorably on the basis of price, transmission quality and customer service. The Company believes that competition will continue to increase, placing downward pressure on prices.

                                     PERMIT

        In late 1994, Vextro was issued a license to provide value-added telecommunications services by the Mexican Secratariat de Comunicaciones y Transportes ("SCT"), (the equivalent to the Federal Communications Commission ("FCC") in the U.S.). The license grants Vextro the right for an unspecified term to provide these services throughout Mexico involving the use of data, facsimile and voice transmissions, and the resulting embedded international and long distance traffic generated.

        Vextro is required to pay a license fee quarterly to the Mexican government equal to five percent of its revenues from value-added telecommunications services. Under the license, Vextro is free to set its service rates without government approval; however, the Company's rate schedule must be filed with the SCT. Vextro has posted the required bond of pesos$ 500,000 to secure obligations under the license.

                                    EMPLOYEES

        As of March 1, 1997, the Company had approximately 159 full-time employees, with 127 residing in Mexico, 11 residing in the U.S. and 21 residing in Poland. Of the total employees there is 1 in product development, 39 in sales and marketing, 57 in engineering, 12 in manufacturing and assembly, and 50 in general and administration. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its relations with its employees are good.

                       GOVERNMENTAL OR REGULATORY APPROVAL

        The Company is required, both in Poland and Mexico, to have updated technical, safety and regulatory approval for most of its products. In some instances these approvals are obtained and paid for by the manufacturers, but in some other instances, the Company absorbs the responsibility and costs involved in the process.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company's international headquarters are located in Houston, Texas, where the Company leases approximately 7,047 square feet of an office building. The Company leases facilities in Mexico City, Guadalajara and Tijuana, totaling approximately 22,000 square feet and consisting of office and warehousing facilities. The Company's leased facilities in Warsaw, Poland occupy approximately 12,250 square feet and consist of an office building and light manufacturing facilities.

ITEM 3. LEGAL PROCEEDINGS

MARK VANCE V. TELSCAPE INTERNATIONAL, INC.

On or about January 17, 1997, Mark Vance, a former officer of the Company, filed a lawsuit against the Company, styled Case No. 9-02268; Mark Vance v. Telscape International, Inc.; in the 295th District Court of Harris County, Texas. The plaintiff has prayed for relief of $350,000 in damages plus pre-judgment and post-judgment interest. The plaintiff alleges breach of contract, breach of fiduciary duty, breach of a duty of good faith and fair dealing and fraud in connection with the termination of his employment with the Company which occurred on January 10, 1997. The defendant has answered, denying liability and discovery has not yet commenced. The Company intends to vigorously defend itself against these allegations, and believes it has meritorious defenses thereto, although there can be no assurances as to the successful defense of this matter. In addition, whether or not the Company were to prevail in litigation, such litigation is time consuming and costly.

IN RE: THE ESTATE OF NINA JEAN OBEL, DECEASED ET AL V. TELSCAPE INTERNATIONAL, INC. ET AL

        Telscape is a defendant in a suit filed by the estate of a former shareholder, Styled Case No. 92-4313-P( c ) In Re: The Estate of Nina Jean Obel, Deceased; The Estate of Nina Jean Obel, Deceased, by and through Edmund Yates and Hal Habecker, its Independent Co-Executors; the Nina Jean Obel Revocable Living Trust, by and through Edmund Yates and Hal Habecker, its Trustees and Successor Trustees; and the Nina Jean Obel Charitable Trust, by and through Edmund Yates and Hal Habecker, its Trustees and Successor Trustees, Plaintiffs vs. Telscape International, Inc., a Texas corporation and W. Dal Berry, Defendants. The lawsuit is pending in the Probate Court of Dallas County, Texas. The Plaintiffs originally filed suit on November 8, 1996. In December 1996, Plaintiffs amended their suit to allege additional counts and added W. Dal Berry, a former officer and director as a defendant. The Company has answered and denied the claims and counterclaimed for attorneys' fees and indemnification.

        The Plaintiffs have prayed for relief in the following ways: 1) rescission of the Estate's conversion of a $200,000 promissory note into common stock, which occurred on June 29, 1993, 2) interest at 12% on the note from the date of conversion, 3) the sum of at least $3,945.21 for past due interest relating to the time frame prior to conversion, 4) the sum of $504,668 "plus incidental and consequential damages" for failure to perform under a Warrant Agreement, 5) 126,167 shares of the Company should be issued for consideration of $.01 per share and registered in the names of the Plaintiffs, and 6) Plaintiffs should be entitled to recover other unspecified "special and consequential damages, attorneys fees', costs, interest and declaratory judgment." The Company denies these allegations and intends to vigorously defend itself against these allegations, although there can be no assurances as to the successful defense of this matter. In addition, whether or not the Company were to prevail in litigation, such litigation is time consuming and costly.

SA TELECOMMUNICATIONS, INC. F/K /A SA HOLDINGS, INC. V. DICKINSON & CO., DICKINSON HOLDING CORP. AND POLISH TELEPHONE AND MICROWAVE CORPORATION

        Telscape is a defendant in a suit filed in the Dallas County District Court, 298th Judicial District, Case No. 95-0768. SA Telecommunications, Inc. f/k/a/ SA Holdings, Inc. ("SATI"), filed suit against Dickinson & Co. ("Dickinson"), Dickinson Holding corp. ("Dickinson Holding") and Telscape on May 3, 1996. SATI claims 1)Dickinson and/or Dickinson Holding intentionally interfered with the agreements and/or business relationship between SATI and Telscape; 2) Telscape and/or Dickinson Holding intentionally interfered with the agreements and/or business relationships between

SATI and Dickinson; and 3) Dickinson and/or Telscape made material misrepresentations to SATI. SATI has additional Deceptive Trade Practices Act claims and breach of contract claims against Dickinson. SATI is seeking an undisclosed damage amount plus exemplary damages from Telscape. A nonjury trial date had been set for March 3, 1997 but has been postponed to a date uncertain. The Company denies these allegations and intends to vigorously defend itself against these allegations, although there can be no assurance as to the successful defense of this matter. In addition whether or not the Company were to prevail in litigation, such litigation is time consuming and costly.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  On November 14, 1996, the Company held an annual shareholders meeting.
(b)  Not applicable.
(c)  The following matters were voted upon at the annual shareholders meeting:

        (1) The election of seven directors for a one-year term and until their successors are elected and duly qualified.

                                    FOR            AGAINST       WITHHELD
                                    ---            -------       --------
        Gary Panno                  3,324,708      5,120         133,218
        Cristopher H. Efird         3,324,708      5,120         133,218
        Oscar Garcia                3,324,708      5,120         133,218
        Darrell O. Kirkland         3,324,708      5,120         133,218
        Manuel Landa                3,324,708      5,120         133,218
        Ricardo Orea                3,324,708      5,120         133,218
        E. Scott Crist              3,324,708      5,120         133,218

        (2) To approve and adopt an amendment to the Company's Articles of Incorporation to change the name of the Company to Telscape International, Inc.

                             FOR            AGAINST       ABSTENTIONS
                             ---            -------       -----------
                             3,345,805      91,319        25,922

        (3) To approve and adopt an amendment to the Company's Articles of Incorporation to increase the number of shares of authorized common stock from 10,000,000 shares of common stock to 25,000,000 shares of common stock.

                             FOR            AGAINST       ABSTENTIONS
                             ---            -------       -----------
                             3,260,514      174,318       28,222

        (4) To approve the adoption of the Polish Telephones and Microwave Corporation 1996 Stock Option and Appreciation Rights Plan.

                             FOR            AGAINST       ABSTENTIONS
                             ---            -------       -----------
                             3,050,043      367,687       7,600

        (5) To ratify the selection of BDO Seidman, LLP as the Company's independent public accountants.

                             FOR            AGAINST       ABSTENTIONS
                             ---            -------       -----------
                             3,347,565      86,209        29,272

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock traded on the Small-Cap Market under the symbol "PTMC" from August 10, 1994 until June 28, 1996, when it began trading under the symbol "TSCP". The following table sets forth the range of the quarterly high and low sales prices for the Common Stock, as reported by the NASDAQ Stock Market, Inc. for each quarter within the last two fiscal years.

                                               HIGH               LOW
                                               -----             -----
1995
First Quarter .........................        4.688             2.375
Second Quarter ........................        3.000             1.375
Third Quarter .........................        2.375             1.313
Fourth Quarter ........................        2.750             1.438

1996
First Quarter .........................        4.500             2.500
Second Quarter ........................        6.875             3.000
Third Quarter .........................        7.125             3.875
Fourth Quarter ........................        4.875             3.125

        As of March 14, 1997, there were approximately 108 holders of record of the Company's Common Stock.

        The Company has never paid any cash dividends on its Common Stock. The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's ability to pay dividends may be adversely affected if, in the future, the Polish or Mexican governments were to impose restrictions on the Company's ability to repatriate profits.

        On May 17, 1996, the Company acquired all of the outstanding common stock of Telereunion, Inc., a privately- owned Delaware corporation ("Telereunion"). Under the terms of the acquisition, the Company issued to the shareholders of Telereunion 1,605,000 shares of the Company's common Stock; 380,000 shares of Series B Preferred Stock having an aggregate liquidation preference of $380,000 and warrants to purchase up to 2,595,000 additional shares of Common Stock at a price of $2.19 per share.

        On July 26, 1996, the Company entered into an Agreement and Plan of Merger, pursuant to which the Company acquired on September 5, 1996 all the outstanding capital stock of Orion Communications, Inc. ("Orion"), a reseller of long distance and internet services, in exchange for 400,000 shares of Common Stock.

        For each transaction, the Company issued the securities pursuant to an exemption available under section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements contained herein are not based on historical facts, but are forward looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transaction and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                     OUTLOOK

        The year ended December 31, 1996, was a year of transition for the Company as its strategic focus shifted to Mexico, Latin America and an increased emphasis on service revenues to complement its telecommunications equipment sales. The Company's strategy is to evolve into a fully-integrated telecommunications company that provides telecommunications equipment, value-added services and international long distance, with a particular emphasis in Latin America. In May 1996, the Company acquired Telereunion which shifted the focus of the Company to telecommunications sales and service in Mexico. With the acquisition of Orion, additional capabilities were added and the Company has broadened its focus to include international long distance. The Company has begun to generate revenues from its international long distance business but presently has a relatively few number of customers.

        Future trends for the revenues and profitability of the Company are difficult to predict. However, management anticipates continued growth in each of the markets in which the Company competes. The Company expects growth in the sales of its telecommunications equipment and services in Mexico. To the extent that the Company is successful in competing in the international long distance business, management expects to have an increase in revenues as a result thereof. Management has within the last year taken steps to reduce operating expenses, including overhead, that should have the effect of increasing operating margins, provided that the Company's revenues remain level or increase.

        REVENUES. In addition to the efforts in the international long distance area, there will be a continuing effort to expand the revenues generated from the Company's core telecommunications equipment business in both Mexico and Poland. The Company will continue to focus on increasing the value-added services component of the Mexican business and will explore the value-added services opportunities in Poland.

        GROSS MARGIN. As the Company's product mix evolves to include proportionately more value-added services with proportionately less equipment sales, management expects the Company's gross margin to improve. To the extent that management is successful in its strategy of competing in the international long distance services business, the Company expects its gross margins to improve in the near to mid-term as a result thereof.

        OPERATING MARGIN. The Company's management team has taken a number of steps to reduce operating expenses, including the reduction in work force in Poland as well as international headquarters. Management expects that these steps will improve the operating margin of the Company. To the extent that management is successful in its strategy of competing in the international long distance services business, the Company expects its operating margins to improve appreciably as a result thereof.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

        REVENUES increased from $1,108,473 in 1995 to $5,705,313 in 1996. This increase of $4,596,840, or 415%, was due principally to the acquisition of Telereunion and, to a lesser extent, the merger of Orion. Revenues for the Polish operations increased only slightly from $1,108,473 in 1995 to $1,142,644 in 1996.

        COST OF REVENUES increased from $619,431 in 1995 to $3,040,919 in 1996, or $2,421,488. The increase in cost of revenues was due principally to the incremental cost of revenues attributable to the acquisition of Telereunion and, to a lesser extent, the merger of Orion. This increase was offset partially by a decrease of $121,143 in the Polish operations. The cost of revenues as a percentage of revenues decreased from 55.9% to 53.3%, or 2.6%. The decrease in cost of revenues as a percentage of revenues was due principally to the improvements in the Polish operations and the addition of higher margin sales from the Orion merger.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $1,397,688 in 1995 to $4,422,835 in 1996, or $3,025,147. The increase in SG&A was due principally to the incremental SG&A attributable to the acquisition of Telereunion and, to a lesser extent, the merger of Orion. The Company also incurred certain non-recurring expenses of approximately $596,000. These expenses included approximately $350,000 of non-cash compensation expense that was recorded in 1996 in compliance with "FAS 123: Accounting for Stock-Based Compensation," approximately $100,000 in fees associated with the Orion merger, and approximately $146,000 in consulting fees. These consulting fees were paid under agreements which have been terminated. In addition, the Company had an increase in certain recurring non-cash expenses, such as approximately $77,000 in depreciation and approximately $140,000 for the amortization of goodwill associated with the Telereunion acquisition.

        On approximately the same revenues, SG&A for the Polish operations decreased by $83,701 due principally to a reduction in work force. Overall SG&A as a percentage of revenues decreased from 126% to 77.5%, or 48.5%. This decrease was due principally to the lower SG&A as a percentage of revenues associated with Telereunion and, to a lesser extent, efficiency improvements in the Polish operations. These improvements were offset by the non-recurring expenses and additional recurring expenses described above.

        OTHER INCOME decreased from $228,948 in 1995 to $113,402 in 1996, or $115,546. The decrease in other income was due principally to the decrease in net interest income from $230,799 to $14,425 and the recognition of a $62,500 loss in connection with the forfeiture of an earnest money deposit for an aborted acquisition attempt. This decrease was offset by an increase in the Company's foreign exchange gain of approximately $160,000.

        PROVISION (BENEFIT) FOR INCOME TAXES increased from a provision of $0 in 1995 to a tax benefit of $53,427 in 1996, resulting primarily from the increase in deferred tax assets in Vextro.

        NET LOSS increased from a net loss of $673,065 in 1995 to a net loss of $1,598,008 in 1996. The increase in net loss was due to a combination of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations primarily through the issuance of debt and equity and through cash generated by operations. On August 10, 1994, the Company issued 1,050,000 shares of its common stock and 525,000 redeemable common stock purchase warrants in its initial public offering ("IPO") for net cash proceeds of approximately $6,000,000. Approximately $630,000 of these funds were utilized to repay existing indebtedness of the Company.

        Net cash (used) in operating activities was ($2,731,433) and ($817,221) for the years ended December 31, 1996 and December 31, 1995, respectively. The decrease in net cash provided by operations in 1996 as compared to 1995 was due primarily to a decrease in working capital from ($176,532) in 1995 to ($1,739,199) in 1996 and, to a lesser extent, approximately $900,000 in additional net losses, which were partially offset by an increase of the non-cash expenses of depreciation and amortization and accrued employee benefits to $263,758 and $339,340, respectively, in 1996 from $48,494 and $0, respectively, in 1995. The decrease in the working capital in 1996 was principally a result of the increase in accounts receivable and inventory.

        Net cash provided by investing activities was $2,489,337 and $444,209 for the years ended December 31, 1996 and December 31, 1995, respectively. The increase in net cash provided from investing activities was primarily from an increase in the difference between the purchase of short-term investments and the redemption of short-term investments to $3,479,811 in 1996 from $556,071 in 1995. This increase was offset partially by 1) an increase in the investment in property, plant & equipment from $46,274 in 1995 to $440,843 in 1996, 2) the acquisition of a subsidiary for $353,169 in 1996 compared with no acquisitions in 1995, and the increase in a joint venture investment from $2,930 in 1995 to $196,462 in 1996. In addition, the Company purchased a minority interest in 1995 for $62,658 and had no such expenditure in 1996.

        Net cash provided by financing activities was $563,622 and $0 for the years ended December 31, 1996 and December 31, 1995, respectively. The increase of $563,622 was generated primarily the issuance of stock in connection with the Orion merger.

        As of December 31, 1996, the Company had cash and cash equivalents of $494,781 and positive working capital of $1,813,124. The Company's cash requirements for fiscal 1997 and beyond will depend primarily upon the cash generated from its operations to meet its capital expenditures and working capital requirements. The Company does not have a revolving credit facility or any other commercial lending relationship. The Company has been successful in financing the purchase of certain capital expenditures. Subsequent to December 31, 1996, the Company executed an equipment lease in the amount of $325,000 payable at approximately 13.5%, which expires in February, 2000. The Company intends to finance its growth principally through cash flow from operations and additional capital lease financing as appropriate; however, there can be no assurance that this cash flow will be sufficient nor that the Company will be able to obtain lease financing on commercially reasonable lease terms, if at all.

        The Company believes that its current cash position, available vendor financing and cash flow from operations will be sufficient to fund the Company's capital expenditures and other cash needs for the next twelve months, absent any acquisitions; however, there can be no assurance that such will be the case. Additional funding through the incurrence of debt or sale of additional equity (or a combination of both) may be required to meet the Company's growth plans, although there can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If necessary funds are not available, the Company's business and results of operations and the future expansion of the business could be materially adversely affected.

                                  UNCERTAINTIES

        The Company continues to face many risks and uncertainties, including general and specific market economic risks. The exploitation of the opportunities presented by the Mexican market are expected to require substantial capital. To the extent Vextro does not have a positive net cash flow from its operations in 1997, it can be expected that the Company would have to fund any shortfalls from its working capital. In addition, any capital expenditures needed to expand the operations of Vextro would likely be funded out of the working capital of the parent corporation. Any such fundings would reduce the funds available to finance and expand the Company's operations in Eastern Europe as well as the Company's strategy to compete in the international long distance services business. Also, any economic crises in Mexico could result in the need to fund any cash flow shortfalls of Vextro.

        As in any recently de-regulated market, drastic changes and adjustments of regulations or changes in government policies may occur from time to time that will directly affect the Company. The Company's competitive position in the telecommunications services and long distance markets depends heavily on the license granted by the Mexican government. Should this permit be revoked for whatever reason, the Company would be severely impaired or unable to provide many of its telecommunications services. See discussion on "Permit" above. In addition, the Company relies on other carriers to complete the transmission of certain telecommunications services. To the extent that any of these carriers was to no longer do business with the Company, the Company would either have to find an alternate source or not be able to provide those services.

        In Poland, the Company faces a number of risks, including the risks associated with the continuing conversion of the Polish economy from a communist economy to a market economy, competitive factors, the risks of its customers being able to obtain financing for their purchases of the Company's products, risks of the collectibility of accounts receivable generally and the availability of products that will be approved for use in the Company's foreign markets. In addition, the Company believes that the markets in which it participates could be subject to numerous factors that will contribute to the slow growth of its business in those markets, such as the lack of capital for the creation of infrastructure, lack of governmental support for the telecommunication industry and intense competition from other vendors with substantially greater resources and name recognition than the Company. Also, many of the products or components of the products manufactured by the Company are subject to price fluctuations which are beyond the Company's control and can affect the Company's ability to price its products competitively and, thus, the overall profitability of the Company. Furthermore, the Company faces the challenge of maintaining product lines that reflect the rapidly improving and changing technology of the telecommunications industry.

        The international long distance market, although large and rapidly growing, is also very competitive. The Company will compete in this market with companies that have greater experience and substantially greater resources, both financial and otherwise. In addition, the Company will face certain additional risks in competing in this market, including changes in U.S. and foreign government regulations and telecommunications standards, dependence on strategic partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. In addition, the Company could be adversely affected by a reversal in the trend toward deregulation of telecommunication carriers. The Company will be increasingly exposed to these risks to the extent that the Company expands its presence in this market.

        The Company is also pursuing a strategy of growth through selective acquisitions. However, there can be no assurance that any acquisition will be completed, that attractive candidates will be identified in the future, or that, if completed, any acquisition will be beneficial to the Company.

FOREIGN CURRENCY RISK

        The general economic conditions of Poland and Mexico are greatly affected by the fluctuations in exchange rates and inflation. The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that pay in U.S. dollars. In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. The Company's functional currency in both Poland and Mexico is the U.S. dollar because the majority of its transactions are in such currency. However, from time to time the Company transacts in the local currency and thus faces foreign currency risk with respect to these transactions. To the extent the Company is successful in entering into the international long distance services business, the U.S.-originated calls will be paid in U.S. dollars; however, the Company also expects to derive a certain portion of its revenues from calls originated outside of the U.S. thus exposing the Company to additional exchange rate risk. The Company may choose to limit its exposure to foreign currency risk through the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that any foreign currency hedging strategy would be successful in avoiding exchange-related losses.

NEW ACCOUNTING PRONOUNCEMENTS

        On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "EARNINGS PER SHARE" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "EARNINGS PER SHARE". SFAS No. 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Consolidated Financial Statements and Financial Statement
        Schedules:


                                                                          Page
                                                                          ----
        Reports of Independent Certified Public Accountants.....   F-1 to F-2

        Consolidated Financial Statements:

        Consolidated Balance Sheet as of
        December 31, 1996................................................ F-3

        Consolidated Statements of Loss -
        years ended December 31, 1996 and 1995 .......................... F-4

        Consolidated Statements of Stockholders' Equity -
        years ended December 31, 1996 and 1995 .......................... F-5

        Consolidated Statements of Cash Flows -
        years ended December 31, 1996 and 1995 .......................... F-6

        Notes to Consolidated Financial Statements....................... F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Telscape International, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Telscape International, Inc. (formerly Polish Telephone and Microwave Corporation) as of December 31, 1996, and the related consolidated statements of loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telscape International, Inc. at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                BDO SEIDMAN, LLP
Houston, Texas
March 21, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Polish Telephones and Microwave Corporation

We have audited the accompanying consolidated statements of loss, stockholders' equity, and cash flows of Polish Telephones and Microwave Corporation and subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Polish Telephone and Microwave Corporation for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                Hoffman, McBryde & Co., P.C.

Dallas, Texas
March 27, 1996

                          TELSCAPE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                   December 31,
ASSETS                                                                 1996
                                                                   ------------
CURRENT:
   Cash and cash equivalents .................................     $    494,781
   Accounts receivable, less allowance for doubtful
      accounts of $57,000 ....................................        2,034,728
   Inventories ...............................................        2,045,195
   Prepaid expenses and other ................................           90,216
                                                                   ------------
        Total current assets .................................        4,664,920

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation and amortization (Note 3) ....................          983,102

GOODWILL, net of accumulated amortization (Note 4) ...........        3,173,759

DEFERRED INCOME TAXES (Note 8) ...............................          192,167

OTHER ASSETS (Note 12) .......................................          357,090
                                                                   ------------
                                                                   $  9,371,038
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..........................................     $  1,756,016
   Accrued expenses ..........................................          317,973
   Customer deposits .........................................          405,859
   Deferred income taxes (Note 8) ............................          371,948
                                                                   ------------
        Total current liabilities ............................        2,851,796
MINORITY INTERESTS ...........................................          754,398
                                                                   ------------
        Total liabilities ....................................        3,606,194
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)

STOCKHOLDERS' EQUITY (Notes 4, 5, 6, 9, 10 and 11)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized; without defined preference rights ...........             --
   Series A preferred stock, $.001 par value,
     1,000,000 shares authorized .............................             --
   Series B non-voting preferred stock, $.001
     par value, 380,000 shares authorized, issued
     and outstanding .........................................              380
   Common stock, $.001 par value, 25,000,000
     shares authorized; 3,935,969 shares
     issued and outstanding ..................................            3,936
   Additional paid-in capital ................................       11,883,719
   Capital subscriptions receivable ..........................         (600,000)
   Deficit ...................................................       (5,523,191)
                                                                   ------------
        Total stockholders' equity ...........................        5,764,844
                                                                   ------------
                                                                   $  9,371,038
                                                                   ============
                          See accompanying notes to the
                       consolidated financial statements.

                          TELSCAPE INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF LOSS

                                                      Years Ended December 31,
                                                     --------------------------
                                                        1996           1995
                                                     -----------    -----------
REVENUES .........................................   $ 5,705,313    $ 1,108,473

COST OF REVENUES .................................     3,040,919        619,431
                                                     -----------    -----------
GROSS PROFIT .....................................     2,664,394        489,042

SELLING, GENERAL AND ADMINISTRATIVE ..............     4,422,835      1,397,688
                                                     -----------    -----------
OPERATING LOSS ...................................    (1,758,441)      (908,646)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
   Interest income ...............................       142,649        232,438
   Interest expense ..............................      (128,224)        (1,639)
   Foreign exchange gain (loss) ..................       161,199         (1,851)
   Other .........................................       (62,222)          --
                                                     -----------    -----------
        Total other income, net ..................       113,402        228,948
                                                     -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT AND
  MINORITY INTERESTS .............................    (1,645,039)      (679,698)

INCOME TAX BENEFIT (Note 8) ......................        53,427           --
                                                     -----------    -----------
NET LOSS BEFORE MINORITY INTERESTS ...............    (1,591,612)      (679,698)

MINORITY INTERESTS IN SUBSIDIARIES ...............        (6,396)         6,633
                                                     -----------    -----------
NET LOSS .........................................   $(1,598,008)   $  (673,065)
                                                     ===========    ===========
NET LOSS PER COMMON SHARE ........................   $      (.51)   $      (.34)
                                                     ===========    ===========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING .............................     3,161,238      1,982,214
                                                     ===========    ===========

                          See accompanying notes to the
                       consolidated financial statements.

                          TELSCAPE INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                SERIES B                                         CAPITAL
                               NON-VOTING                          ADDITIONAL      SUB-
                             PREFERRED STOCK    COMMON STOCK         PAID-IN    SCRIPTIONS
                             SHARES   AMOUNT  SHARES     AMOUNT      CAPITAL    RECEIVABLE      DEFICIT         TOTAL
                             -------   ----  ---------   ------    -----------   ---------    -----------    -----------
                                                                                 (Note 10)
Balance, December 31, 1994      --      $--  1,890,442   $1,890    $ 8,113,238   $(600,000)   $(3,069,399)   $ 4,445,729

Reclassification of
  accumulated losses
  acquired from minority
  interest in subsidiary
  (Note 11) ..............      --      --        --       --             --          --         (182,719)      (182,719)

Net loss .................      --      --        --       --             --          --         (673,065)      (673,065)
                             -------   ----  ---------   ------    -----------   ---------    -----------    -----------

Balance, December 31, 1995      --      --   1,890,442    1,890      8,113,238    (600,000)    (3,925,183)     3,589,945

Issuance of stock in
  acquisition of
  subsidiary (Note 4).....   380,000    380  1,605,000    1,605      2,855,295        --             --        2,857,280

Issuance of stock
  in connection with
  merger (Note 5).........      --      --     400,000      400        525,000        --             --          525,400

Issuance of stock in
  connection with stock
  options exercised ......      --      --      40,527       41         38,181        --             --           38,222

Compensation related to
  warrants granted .......      --      --        --       --          352,005        --             --          352,005

Net loss .................      --      --        --       --             --          --       (1,598,008)    (1,598,008)
                             -------   ----  ---------   ------    -----------   ---------    -----------    -----------
Balance, December 31, 1996   380,000   $380  3,935,969   $3,936    $11,883,719   $(600,000)   $(5,523,191)   $ 5,764,844
                             =======   ====  =========   ======    ===========   =========    ===========    ===========

------------------
Note: There were no shares issued and outstanding of the preferred stock and the Series A preferred stock at December 31, 1996.

        See accompanying notes to the consolidated financial statements.

                          TELSCAPE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                    YEARS ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                     1996           1995
                                                                  -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................   $(1,598,008)   $   (673,065)

   Adjustments to reconcile net loss to net cash
   used in operating activities:
        Allowance for doubtful accounts .......................         8,640            --
        Depreciation and amortization .........................       263,758          48,494
        Allowance for inventory obsolescence ..................        55,000            --
        Accrued employee benefits and severance ...............       339,340            --
        Deferred income taxes .................................      (111,720)           --
        Interest amortized on discounted short-term investments        (8,196)        (64,526)
        Minority interest in subsidiary's income (losses) .....         6,397          (6,633)
        Decrease in minority interests subscriptions receivable
          for equipment credits utilized ......................        52,555          55,041
        Changes in assets and liabilities:
          Accounts receivable .................................      (952,193)         75,523
          Inventories .........................................      (719,792)         14,564
          Prepaids and other assets ...........................        35,485        (117,308)
          Accounts payable ....................................      (123,939)       (114,447)
          Accrued liabilities .................................        21,240           4,485
          Other liabilities ...................................          --           (39,349)
                                                                  -----------    ------------
Net cash used in operating activities .........................    (2,731,433)       (817,221)
                                                                  -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments .......................    (4,898,790)    (10,943,692)
     Redemption of short-term investments .....................     8,378,601      11,499,763
     Purchases of property and equipment ......................      (440,843)        (46,274)
     Acquisition of subsidiary, net of cash acquired ..........      (353,169)           --
     Purchase of minority interest ............................          --           (62,658)
     Investment in joint venture ..............................      (196,462)         (2,930)
                                                                  -----------    ------------
Net cash provided by investment activities ....................     2,489,337         444,209
                                                                  -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuances of common stock ................................       563,622            --
                                                                  -----------    ------------
Net increase (decrease) in cash and cash equivalents ..........       321,526        (373,012)
Cash and cash equivalents at beginning of year ................       173,255         546,267
                                                                  -----------    ------------
Cash and cash equivalents at end of year ......................   $   494,781    $    173,255
                                                                  ===========    ============

        See accompanying notes to the consolidated financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

            Telscape International, Inc. (the "Company"), formerly Polish Telephones and Microwave Corporation ("PTMC"), was founded in 1992 and is engaged in the distribution and sale of telecommunications equipment and is a provider of telecommunication services. Digital Communications Systems / Zaklady Wytworcze Urzadzen Telefonicznych ("DTS/ZWUT" - a Polish limited liability company) is a 90% owned subsidiary which manufactures and markets telephone switching equipment to businesses, municipalities, and other organizations in Poland.

            On August 10, 1994, the Company completed an initial public offering whereby 525,000 units each consisting of two shares of common stock and one redeemable common stock purchase warrant were sold to the public.

            On May 17, 1996, the Company acquired all of the outstanding common stock of Telereunion, Inc. ("Telereunion"), a Delaware corporation, which had previously acquired, in April 1996, 97% ownership of Vextro de Mexico, S.A. de C.V. and Servicios Corporativos Vextro, S.A. de C.V. (collectively, "Vextro" two Mexican corporations), in a triangular reverse acquisition accounted for as a purchase (see Note 4). Vextro is engaged in the sales and installation of telecommunications equipment and related services in Mexico. In late 1994, Vextro was issued a license to provide value-added telecommunications services by the Mexican Secratariate de Comunicaciones y Transportes ("SCT" - the equivalent to the Federal Communications Commission in the United States). The license grants Vextro the right for an unspecified term to provide these services throughout Mexico involving the use of data, facsimile and voice transmissions, and the resulting embedded international and long distance traffic generated.

            On September 5, 1996, Telscape USA, Inc. ("Telscape USA" - a Texas corporation), a wholly-owned subsidiary of the Company, merged with Orion Communications, Inc. ("Orion" - a Texas corporation) in a pooling transaction (see Note 5). Orion is a reseller of long-distance telephone services.

            On November 14, 1996, the Company's shareholders ratified the name change from Polish Telephones and Microwave Corporation to Telscape International, Inc., and an increase in the authorized common stock of the Company from ten million to twenty-five million shares.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Telscape USA and Telereunion (and 97% owned subsidiary, Vextro) and its 90% owned subsidiary DTS/ZWUT. All significant intercompany balances and transactions have been eliminated and minority interests in the subsidiary are reported separately from stockholders' equity.

REVENUE RECOGNITION

            The Company recognizes revenue when equipment is shipped or services are performed.

INVENTORIES

            Inventories consist principally of telecommunications equipment acquired from manufacturers for distribution/sale and are stated at the lower of cost (first-in, first-out) or market.

OTHER ASSETS

            Included in other assets, are the Company's investments in operating ventures which are accounted for under the cost method (see Note 12).

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets ranging from 3 to 11 years. Amortization of leasehold improvements is calculated by the straight-line method over the lesser of the life of the lease or the estimated life of the improvement.

GOODWILL

            Goodwill is amortized on the straight-line method over 15 years. On a periodic basis, the Company estimates the future undiscounted cash flows of the business to which goodwill relates in order to ensure that the carrying value of its goodwill has not been impaired.

STATEMENT OF CASH FLOWS

            For purposes of reporting cash flows, cash and cash equivalents includes balances held in banks and short-term investment with original maturities of less than ninety days.

STOCK BASED COMPENSATION

            In October 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" was issued which establishes financial accounting and reporting standards for stock-based employee compensation plans, effective for fiscal years beginning after December 15, 1995. Those plans include all arrangements by which employees receive shares of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The Statement also applies to transactions in which an entity issues its equity investments to acquire goods or services from non-employees. As of December 31, 1996, the Company has stock options and stock warrants outstanding under various stock-based compensation plans (Note 6).

            SFAS No. 123 also requires that equity instruments issued to non-employees be accounted for based on fair value. The Statement encourages all entities to adopt the fair value based method for employee stock compensation plans. However, it allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, ("APB No. 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. At December 31, 1996, the Company has elected to remain with the accounting under APB No. 25 and has made the required pro forma disclosures in Note 6.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

            The accompanying financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. The actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

            The Company follows the guidance of Statement of Financial Accounting Standards No. 107, "DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS" which requires the disclosure of the fair value of financial instruments; however, this information does not represent the aggregate net fair value of the Company. Some of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities, may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

            Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents, short-term investments, escrowed deposits and investments (certificates of deposit) generally approximate market because of the short maturity of these instruments.

            The estimated fair value of the Company's cost-basis investment in operating ventures (see Note 12) approximates its carrying value at December 31, 1996.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

            On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "EARNINGS PER SHARE" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "EARNINGS PER SHARE". SFAS No. 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

INCOME TAXES

            Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when differences are expected to reverse. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

FOREIGN CURRENCY TRANSLATION

VEXTRO AND DTS/ZWUT

            Although Vextro maintains its books and records in the local currency (i.e., the Mexican Peso), its transactions are principally conducted in U.S. dollars, and consequently, the U.S. dollar represents Vextro's functional currency.

            Most of DTS/ZWUT's sales contracts are denominated in U.S. dollars and are responsive, on a short-term basis, to changes in the U.S. dollar exchange rates. Significant material and other costs, on a continuing basis, are derived from payments in U.S. dollars. Additionally, there are a high volume of intercompany transactions and extensive interrelationships between the operations of DTS/ZWUT and the Company, which measurement unit is the U.S. dollar. For these and other reasons, the U.S. dollar is considered to be DTS/ZWUT's functional currency.

            Accordingly, Vextro's and DTS/ZWUT's (the "Foreign Entities") assets and liabilities have been remeasured at year-end and period-end exchange rates, except inventories, equipment and stockholders' equity accounts which have been remeasured at historical rates. Their statements of operations have been remeasured at average rates of exchange for the year, except cost of sales and depreciation which have been remeasured at historical rates.

            For reporting in U.S. dollars, remeasurement of the Foreign Entities' financial statements was required. Monetary assets and liabilities are translated at year end exchange rates and nonmonetary assets and liabilities are translated at the average exchange rates during the year, except for those items stated in U.S. dollars which are maintained in U.S. dollars. Effects on inflation adjustments to fixed assets as required under Polish generally accepted accounting principles have been eliminated in the U.S. dollar statements. The effects of such translation adjustments is included as a separate component in the statement of operations.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTIES

            All sales contracts include commitments for warranty equipment repair for periods ranging from fifteen to eighteen months after initiation of service. The Company has an offsetting equipment warranty from Cotrtelco for twelve months and for locally produced parts there is testing and repair capability. Experience indicates that most equipment failures will occur prior to , or in the first months after, initiation of service. This is well within the manufacturer warranty period. No material liability for warranty service is anticipated or accrued by the Company.

NET LOSS PER SHARE

            The net loss per common and common equivalent share is based on the weighted average number of shares of common stock outstanding. The common equivalent shares include stock options and warrants only when the effect would be dilutive, as if they were outstanding for the entire year, calculated by the treasury stock method in accordance with Securities and Exchange Commission Staff Accounting Bulletin requirements.

NOTE 2 - FOREIGN OPERATIONS

            The consolidated financial statements include amounts for DTS/ZWUT (Poland), and Telereunion's 97% owned subsidiary, Vextro (Mexico), as follows:

                                                                                                          Adjustments
                                                 United                                                       and
                                                 States          Mexico         Poland      Eliminations  Consolidated
                                             --------------   -------------   -----------    ---------    -----------
Year ended December 31, 1996:
    Revenues .............................   $    1,212,583   $   3,469,290   $ 1,142,644    $(119,204)   $ 5,705,313
                                             ==============   =============   ===========    =========    ===========

    Operating income (loss) ..............   $   (1,933,134)  $     249,148   $    44,749    $(119,204)   $(1,758,441)
                                             ==============   =============   ===========    =========    ===========
    Other income, net ....................                                                                    113,402
                                                                                                          -----------
    Loss before income tax benefit
      and minority interest ..............                                                                $(1,645,039)
                                                                                                          ===========

    Identifiable assets ..................   $      573,523   $   4,164,550   $ 1,070,184    $    --      $ 5,808,257
                                             ==============   =============   ===========    =========    ===========
    Corporate assets .....................                                                                  3,562,781
                                                                                                          -----------

    Total assets .........................                                                                $ 9,371,038
                                                                                                          ===========

    Year ended December 31, 1995:
        Revenues .........................   $         --     $        --     $ 1,108,473    $    --      $ 1,108,473
                                             ==============   =============   ===========    =========    ===========

        Operating loss ...................   $     (832,252)  $        --     $   (76,394)   $    --      $  (908,646)
                                             ==============   =============   ===========    =========    ===========
        Other income, net ................                                                                    228,948
                                                                                                          -----------
        Loss before income taxes and minority
          interest .......................                                                                $  (679,698)
                                                                                                          ===========

            U. S. revenues include equipment export sales to unrelated companies in Mexico totalling $570,752 for the year ended December 31, 1996.

            Identifiable assets are those assets of the Company that are identifiable with the operations in each geographic area. Corporate assets include cash and cash equivalents, goodwill and deferred acquisition costs at December 31, 1996.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF RISK - MEXICO

ECONOMIC CONDITIONS

            The devaluation of the Mexican peso in late 1994 caused Mexico to experience an economic crisis characterized by exchange rate instability, increased inflation, high domestic interest rates, reduced consumer purchasing power and high unemployment. Consequently the Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions could have a significant effect on Mexican companies, including Vextro's customers, and overall market conditions.

            The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that pay in U.S. dollars. In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. Nevertheless, significant adverse effects from any downturns in the Mexican economy could result in an adverse effect on Vextro's operations.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

            Vextro makes substantially all of its sales to customers located in Mexico. Mexican sales are entered into using Vextro's established price list, which is primarily stated in U.S. dollars, converted to Mexican pesos at the then prevailing exchange rate. In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. However, from time to time, Vextro transacts in the local currency and thus faces foreign currency risk with respect to these transactions.

            During the years ended December 31, 1996 and 1995, Vextro derived revenues from a single customer representing 12% and 22% of total revenues, respectively. Likewise, during the years ended December 31, 1996 and 1995, Vextro made purchases from two suppliers representing 52% and 11% in 1996 and 75% and 17% in 1995. On a consolidated Company basis, no customer individually exceeded 10% of revenues in 1996 or 1995, and Vextro made purchases from one supplier representing 30% of total Company purchases in 1996.

MEXICAN LAWS - LABOR AND TAXES

            Under Mexican Law, employees with fifteen or more years of service are entitled to receive seniority premiums in the event their employment is terminated. Mexican Law also requires companies to provide severance and indemnity compensation to employees in the event of dismissal, based on certain length of service requirements. These obligations are charged to expense as incurred and for the years ended December 31, 1996 and 1995, such amounts were not significant.

            Under Mexican Law, a company is required to make an annual transfer of 5% of its net income after taxes from retained earnings, subsequent to the year earned, to a legal reserve until such reserve is at least equal to 20% of the company's capital stock.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF RISK - POLAND

            The Polish government has exercised and continues to exercise substantial influence over Poland's economy, which has been characterized by recessionary and inflationary conditions, and rising unemployment. Uncertainties exist with respect to the future governance of, and economic policies in, Poland. Any political or economic instability, including popular unrest, or any governmental policies that make Poland less hospitable to privately owned or foreign companies, excluding expropriation, confiscatory taxation, foreign exchange restrictions or nationalization, could have a material adverse effect on the Company.

            DTS/ZWUT makes substantially all of its sales to customers in Poland. During the years ended December 31, 1996 and 1995, DTS/ZWUT derived revenues from three customers representing 62% and two customers representing 44%, respectively. On a consolidated Company basis, none of these customers exceeded 10% individually in 1996. In 1995, two customers represented 44% of revenues on a consolidated basis. Likewise, one related party supplier represented 43% of both consolidated Company and DTS/ZWUT purchases in 1995; there were no suppliers whereby the Company had purchases greater than 10% on either basis in 1996.

NOTE 3 - PROPERTY AND EQUIPMENT

            At December 31, 1996, major classes of property and equipment consist of:

                                                              Amount
                                                           -----------
         Data processing equipment .....................   $   314,079
         Demonstration equipment .......................       152,924
         Machinery and equipment .......................        42,684
         Telephone equipment ...........................       314,002
         Furniture and fixtures ........................       149,588
         Leasehold improvements ........................       196,344
         Office equipment ..............................        78,245
         Automobiles ...................................       157,207
                                                           -----------
                                                             1,405,073
         Less, accumulated depreciation and amortization      (421,971)
                                                           -----------
                                                           $   983,102
                                                           ===========

NOTE 4 - TELEREUNION / VEXTRO ACQUISITION

            On May 17, 1996, the Company acquired all of the outstanding common stock of Telereunion. Under the terms of the acquisition, the Company issued to the shareholders of Telereunion 1,605,000 shares of common stock of the Company, 380,000 shares of non-voting, non-participatory Series B preferred stock and warrants to purchase up to 2,595,000 additional common shares at $2.19 per share. The warrants would vest and become exercisable only upon the combined companies meeting certain specified financial objectives and would expire seven years after closing. In addition, the Company converted and amended certain non-qualified options outstanding under the Telereunion 1995 Stock Option and Appreciation Rights Plan to provide for the right to acquire an aggregate of 216,618 shares of Common Stock of the Company at an exercise price of $1.35 per share. The acquisition was accounted for under the purchase method of accounting. The operations of Telereunion and Vextro have been included in the Company's financial statements since the date of acquisition.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The purchase price of approximately $3,210,000, net of cash received of approximately $132,000 included the issuance of common stock valued at $2,722,000 and 216,618 stock options valued at $135,000 and $15,000 in cash and transactional costs totalling $470,000. The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of acquisition and resulted in $3,312,000 of goodwill, which is being amortized over 15 years. The estimated fair value of assets acquired and liabilities assumed are summarized as follows:

                Fair value of assets acquired .....   $2,722,000
                Less liabilities assumed ..........    2,692,000
                                                      ----------
                Net assets acquired ...............       30,000
                Purchase price ....................    3,342,000
                                                      ----------
                Goodwill ..........................   $3,312,000
                                                      ==========

            The unaudited consolidated results of loss on a pro forma basis as though Telereunion had been acquired as of January 1, 1995 are as follows:

                                               December 31,
                                        --------------------------
                                           1996           1995
                                        -----------    -----------
            Revenues ................   $ 7,993,000    $ 6,293,000
            Net loss ................   $(1,781,000)   $  (975,306)
            Net loss per share ......   $      (.47)   $      (.27)

            The pro forma financial information is not necessarily indicative of the operating results that would have occurred had Telereunion's acquisition been consummated as of the above date, nor are they indicative of future operating results.

NOTE 5 - ORION MERGER

            On July 26, 1996, the Company entered into an Agreement and Plan of Merger, pursuant to which the Company acquired on September 5, 1996, all of the outstanding common stock of Orion in exchange for 400,000 shares of its common stock. This transaction has been accounted for under the pooling-of-interests method and accordingly, the accompanying consolidated statements of loss include the results of the operations of Orion since its inception on April 10, 1996. At the time of the merger, the name of Orion was changed to Telscape USA, Inc. Expenses of $102,500 related to the merger with Orion were charged to expense during 1996.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Revenue, net loss and net loss per share of the individual entities and combined for the year ended December 31, 1996 are as follows:

                            Telscape          Telscape
                            International,      USA
                                 INC.         (ORION)       COMBINED
                             -----------    -----------    -----------
        Revenue ..........   $ 5,063,482    $   641,831    $ 5,705,313
        Net loss .........   $(1,151,032)   $  (446,976)   $(1,598,008)
        Net loss per share   $      (.37)   $      (.14)   $      (.51)

            No restatement of prior years is necessary since Telscape USA (formerly known as Orion Communications) was formed and merged with Telscape International, Inc. in 1996.

NOTE 6 - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

            At December 31, 1996, the Company had the following fixed stock option plans:

1993 STOCK OPTION PLAN

            Under the terms of its 1993 Stock Option Plan, the Company may grant incentive and/or non-qualified stock options to purchase up to 218,145 shares of its common stock to the Company's employees, directors or consultants. Options must be granted at not less than the fair market value of the Company's common stock at the date of grant as determined by the Company's Board of Directors (110% of fair market value for stockholders owning 10% or more of the Company's common stock) for incentive stock options, or not less than 85% of the fair market value for non-qualified stock options. Options granted under this plan may be for a term of up to 10 years (5 years for stock options granted to stockholders owning 10% or more of the Company's common stock) and are exercisable as determined by the Board of Directors.

1994 DIRECTORS' STOCK OPTION PLAN

            Effective June 1, 1994, the Company adopted the 1994 Directors Stock Option Plan, which provides that the Company may grant non-qualified options to directors of the Company or any majority-owned subsidiary who are not salaried employees purchase up to 31,163 shares of its common stock. Options must be granted by June 1, 2004, at prices not less than the fair market value of the Company's common stock at the date of grant, and must be exercisable within ten years of the date of grant.

TELEREUNION 1995 STOCK OPTION PLAN

            As stated in Note 3, the Company assumed Telereunion's Stock Option Plan in connection with the acquisition of Telereunion.

1996 STOCK OPTION AND APPRECIATION RIGHTS PLAN

            During 1996, the Company adopted the 1996 Stock Option and Appreciation Rights Plan, which provides that the Company may grant non-qualified options to purchase up to 1,200,000 shares of its common stock to the Company's employees, directors or consultants. The plan also provides for grants of stock appreciation rights in connection with the grant of options under the plan. Options must be granted at not less than the fair market value of the Company's common stock at the date of grant as determined by the Company's Board of Directors (110% of fair market value for stockholders owning 10% or more of the Company's common stock) for incentive stock options, or not less than 85% of the fair market value for non-qualified stock options. The terms of the options are determined by the Company's Board of Directors. Any options granted must be exercised within ten years of the date of grant.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            A summary of the status of the Company's fixed option plans as of December 31, 1996 and 1995 is presented below:


            1996                        1993       1994       1995       1996
                                        PLAN       PLAN       PLAN       PLAN
                                      --------    -------    -------   ---------
Options outstanding at January 1, .    217,558     20,000       --          --
Options granted ...................       --       10,000    216,618   1,225,000
Options exercised .................    (36,527)      --         --          --
Options cancelled .................     (4,000)   (10,000)      --          --
                                      --------    -------    -------   ---------
Options outstanding and exercisable
  at December 31, .................    177,031     20,000    216,618   1,225,000
                                      ========    =======    =======   =========

            1995                        1993      1994
                                        PLAN       PLAN
                                      --------    -------
Options outstanding at January 1 ..    159,558       --
Options granted ...................     58,000     30,000
Options exercised .................       --         --
Options cancelled .................       --      (10,000)
                                      --------    -------
Options outstanding and exercisable
  at December 31 ..................    217,558     20,000
                                      ========    =======

            A summary of the status of the Company's four fixed option plans on a combined basis, together with the weighted average exercise price, as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                     1996                    1995
                                           ------------------------   --------------------
                                                          Weighted               Weighted
                                                          Average                Average
                                                          Exercise               Exercise
                                             SHARES        PRICE      SHARES      PRICE
                                           ----------    ----------   -------   ----------
Outstanding at January 1 ...............      237,558    $     1.97   159,558   $     1.90
Granted / acquired .....................    1,451,618          4.19    88,000         2.23
Exercised ..............................      (36,527)         0.80      --           --
Forfeited ..............................      (14,000)         1.89   (10,000)        3.06
                                           ----------    ----------   -------   ----------
Outstanding at December 31 .............    1,638,649    $     3.96   237,558   $     1.97
                                           ==========    ==========   =======   ==========
Options exercisable at December 31 .....      728,649    $     3.16   237,558   $     1.97
                                           ==========    ==========   =======   ==========
Options price range at December 31 .....         --      $.80-$6.42      --     $.80-$6.42
                                           ==========    ==========   =======   ==========

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            The following table summarizes the information about the various fixed option plans as of December 31, 1996:

                                 Weighted
                                  Average
                      Number    Remaining     Weighted        Number    Weighted
     Range of    Outstanding  Contractual      Average   Exercisable     Average
     Exercise             at         Life     Exercise            at    Exercise
        PRICE   DECEMBER 31,       (YEARS)       PRICE  DECEMBER 31,       PRICE
-------------  ------------- ------------   ---------- -------------  ----------
$        0.80         91,867            7   $     0.80        91,867  $     0.80
  2.25 - 6.42         85,164            8         3.78        85,164        3.78
  1.35 - 5.13        316,618            9         2.41       316,618        2.41
 3.875 - 5.00      1,145,000           10         4.66       235,000        4.88
               -------------                           -------------
                   1,638,649                                 728,649
               =============                           =============

            SFAS No. 123 requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995 as follows: dividend yield of 0% for all years; expected volatility ranging from 20% to 85%; risk-free interest rates ranging from 5.92% to 6.79%; and expected lives ranging from 1.33 to 10 years.

            Under the accounting provisions of SFAS No. 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

                                                    1996             1995
                                                -------------    -------------
  Net loss applicable to common stockholders:
    As reported .............................   $  (1,598,008)   $    (673,065)
    Pro forma ...............................   $  (4,099,308)   $    (738,285)

  Loss per share:
    As reported .............................   $        (.51)   $        (.34)
    Pro forma ...............................   $       (1.30)   $        (.38)

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS

            As of December 31, 1996, the Company has the following warrants outstanding:

                                                                       Number of
                                                                        Warrants
                                                                        --------
Warrants issued in connection with the Company's initial public offering ("IPO") on August 10, 1994:
    Registered warrants (NASDAQ) exercisable
      at any time at $8 prior to expiration
      on August 10, 1998 ..........................................     525,000

    Warrants (unregistered) issued to IPO
      underwriters exercisable at any time
      at $8.10 prior to expiration on August
      10, 1998 ....................................................     105,000

Warrants (unregistered) issued on February 29, 1996, in connection with former officer's severance agreement exercisable at any time
  at $2.94 prior to expiration on February 28, 2001 ...............     150,000

Warrants (unregistered) issued in connection with
  the Company's acquisition of Telereunion/Vextro
  on May 17, 1996:
    Series A warrants exercisable at stated percentages only upon the Company achieving targeted earnings per share, or full vesting upon the Company maintaining a $12 share price for
      90 days; expiration date of May 16, 2003 ....................   2,579,191
    Series B warrants exercisable only upon the
      Company achieving a $5 million increase in shareholders'
      equity within 18 months of merger or if the Company's stock price
      exceeds $12 for 90 days .....................................      95,000
                                                                      ---------
                                                                      3,454,191

            The Company's warrants issued in connection with the acquisition of Telereunion, except for 79,191 warrants issued to a consultant (at a market value below the exercise price) are exercisable only upon the achievement of specified operating performance measurements. Such performance criteria have not been achieved as of December 31, 1996 and, accordingly, none of such warrants are exercisable.

            The 150,000 warrants issued to a former Company officer under a severance agreement have been recorded as compensation expense in the amount of $352,000, which is classified under selling, general and administrative expenses in the accompanying 1996 consolidated statements of loss.

            No value has been attributed to the other outstanding warrants at December 31, 1996, based on the contingent terms of their exercisability.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

            Cortelco, a 10% minority interest owner in DTS/ZWUT, is the principal supplier of telephone switching components assembled and marketed by DTS/ZWUT. The components are purchased in the United States by Telscape International, Inc. for shipment to DTS/ZWUT. During the years ended December 31, 1996 and 1995, purchases from Cortelco totalled $269,005 and $198,641, respectively, of which $52,555 in 1996 and $55,041 in 1995 were credited against Cortelco's stock subscription as disclosed in Note 13. At December 31, 1996, $99,000 was owed to Cortelco for unpaid purchases.

NOTE 8 - INCOME TAXES

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A significant difference relates to the treatment of inventories under the Mexican Tax Law. Under this law, the cost of sales for financial statement purposes is not deductible for income tax purposes. Instead, inventory purchases are deductible for income tax purposes in the year the purchases are made.

            Significant components of the Company's deferred tax liabilities and assets at December 31, 1996 and 1995, are as follows:

                                               1996                      1995
                                     ------------------------    ---------------------
                                       United                     United
                                       States        Foreign      States       Foreign
                                     -----------    ---------    ---------    --------
Allowance for doubtful accounts ..   $    13,264    $   6,032    $    --      $   --
Customer prepayments .............          --        137,992         --          --
Accrued wages ....................          --           --         13,260        --
                                     -----------    ---------    ---------    --------
                                          13,264      144,024       13,260        --
Differences in basis of inventory           --       (515,972)        --          --
                                     -----------    ---------    ---------    --------
                                          13,264     (371,948)      13,260        --
Valuation allowance ..............       (13,264)        --        (13,260)       --
                                     -----------    ---------    ---------    --------
Net current deferred tax liability   $      --      $ 371,948    $    --      $   --
                                     ===========    =========    =========    ========

Net operating loss carryforward ..   $ 1,079,024    $  14,918    $ 560,319    $ 18,244
Fixed assets .....................        17,577       13,622       23,283        --
Accrued employee benefits ........       119,682        6,663         --          --
Tax on assets recoverable ........          --        156,964         --          --
                                     -----------    ---------    ---------    --------
                                       1,216,282      192,167      583,602      18,244
Valuation allowance ..............    (1,216,282)        --       (583,602)    (18,244)
                                     -----------    ---------    ---------    --------
Net long-term deferred tax asset .   $      --      $ 192,167    $    --      $   --
                                     ===========    =========    =========    ========

            In accordance with Mexican Tax Law, a company is subject to income taxes based upon the greater of 34% of taxable income and 1.8% of net assets, as defined in the Tax Law. Any tax on assets paid is recoverable in the future in the event a company begins paying taxes on income.

            The Company has recorded a valuation allowance equal to its deferred tax assets at December 31, 1996, based upon judgments as to the future realization of deferred tax benefits supported by demonstrated trends in the Company's operating results.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Significant components of the provision for income taxes are as follows:

                                                            1996         1995
                                                          --------    ----------
Current:
  Federal .............................................   $   --      $     --
  Foreign .............................................     58,293          --
                                                          --------    ----------
    Total current .....................................     58,293          --

Deferred:
  Federal .............................................       --            --
  Foreign .............................................   (111,720)         --
                                                          --------    ----------
    Total income tax benefit ..........................   $(53,427)   $     --
                                                          ========    ==========

            The following is a reconciliation of income taxes calculated at the United States federal statutory rate to the income tax benefit:

                                                           1996           1995
                                                           ----           ----
Provision for income taxes at
  U.S. statutory rate ............................          (34%)          (34%)
Effect of net operating loss
  carryforward and valuation
  allowance ......................................           31%            34%
Non-deductible amortization of
  intangible assets ..............................            3%           --
Foreign income taxes .............................           (3%)          --
                                                           ----           ----
                                                           $ (3%)         $--
                                                           ====           ====

            At December 31, 1996, the Company had available for US federal income tax purposes unused net operating loss carryforwards of approximately $3,173,600, which may provide future tax benefits and which will expire in years 2005 through 2011. These net operating loss carryforwards may be subject to certain limitations on annual utilization in the event of certain changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss available to the Company in the future.

            DTS/ZWUT utilized Polish operating loss carryforwards to offset its current income tax liability equal to $28,051 for the year ended December 31, 1995. Operating loss carryforwards must be utilized one-third per year over three years and the portion available each year expires if not used. At December 31, 1996, DTS/ZWUT had available unused operating loss carryforwards of approximately $45,610, which may provide future tax benefits and which will expire in 1997.

            In accordance with Mexican income tax law, Vextro may carryforward an income tax loss for ten years. At December 31, 1996, the Company had available operating loss carryforwards of approximately $44,000 which will expire in 2004.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

            Telscape International entered into a sublease agreement with lease term commencing on March 1, 1996 and ending on August 31, 1998. The lease payments were $1,050 per month until August 31, 1996, and then increased to $1,130 per month until August 31, 1997, and will increase to $1,210 per month until August 31, 1998.

            The plant facilities of DTS/ZWUT are leased for five years from the date of building occupancy and calls for monthly payments of $5,000. Normal maintenance, security and operating expenses are to be covered by DTS/ZWUT. The agreement required building renovations of $100,000 to be completed by DTS/ZWUT and transferred to the property owners. In return DTS/ZWUT received twenty months of prepaid rent from initial occupancy. The required renovation work was substantially completed by year end 1995, and the leased property has been occupied. DTS/ZWUT has recorded prepaid rent in the amount of the leasehold improvements.

            Vextro leases its office building and warehouse facilities under operating leases that expire through 1999. Under the terms of these leases, Vextro is obligated to make minimum rental payments totalling $118,000 in 1997 and 1998, and $89,000 in 1999.

            Future minimum lease payments under noncancelable leases as of December 31, 1996 are as follows:

                                                                         Amount
                                                                        --------
1997 ................................................                   $215,000
1998 ................................................                    124,000
1999 ................................................                     13,000
2000 ................................................                      2,000
                                                                        --------
                                                                        $354,000
                                                                        ========

            Total rent expense under leases was $131,000 and $125,000, respectively, for the years ended December 31, 1996 and 1995.


            At December 31, 1996, the Company has employment agreements with five officers which expire in 1999. The Company has also executed a two-year consulting agreement with a former officer. Future minimum commitments under these agreements, excluding incentive bonuses or stock options, as of December 31, 1996, are as follows:

            YEAR ENDED DECEMBER 31,                                AMOUNT
            -----------------------                             --------------
                    1997.....................................    $    385,000
                    1998.....................................         343,000
                    1999.....................................         146,000
                                                                --------------
                                                                 $    874,000
                                                                ==============

            Subsequent to December 31, 1996, the Company executed an employment agreement, effective through the year 2000, with an officer, under which he was granted an option to purchase 250,000 shares of the Company's common stock at a price per share ranging from $3.25 to $4.00.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Vextro is required to pay a license fee quarterly to the Mexican government equal to five percent of its revenues from value-added telecommunications services. Under the license, Vextro is free to set its service rates without government approval; however, Vextro's rate schedule must be filed with the SCT.

CONTINGENCIES

            On January 17, 1997, a former officer filed a lawsuit against the Company alleging breach of contract, breach of a duty of good faith and fair dealing and fraud in connection with his termination of employment. The plaintiff is seeking damages of $350,000 plus pre-judgment and post-judgment interest. The Company denies liability and intends to vigorously defend itself against these allegations. The Company believes it will be successful in defending itself against the allegations, however there can be no assurance as to the successful defense of this matter.

            On November 8, 1996, the estate of a former shareholder filed suit against the Company alleging, among other charges, that the Company failed to perform under a Warrant Agreement. The plaintiff is seeking the following: 1) rescission of the estate's conversion of a $200,000 promissory note into common stock, plus interest at 12% from the date of conversion; 2) the sum of $504,668 plus incidental and consequential damages; 3) the issuance of 126,167 shares of the Company's common stock for consideration of $.01 per share; and other damages. The case is currently set for trial on September 9, 1997. The Company denies these allegations and intends to vigorously defend itself against these allegations, although there can be no assurance as to the successful defense of this matter. Accordingly, no amount has been accrued in the accompanying consolidated balance sheet at December 31, 1996.

            The Company has another pending litigation in which damages have not been assessed. As of this date, the Company cannot predict with reasonable certainty the outcome of this pending litigation; however, it does not believe there will be any material adverse impact on the accompanying consolidated financial statements upon its resolution.

            The Company and Cortelco have entered into an agreement ("Cortelco Agreement") pursuant to which the Company has been granted the right to assemble and market certain telecommunications products designed by Cortelco exclusively in Poland and on a non-exclusive basis in the remainder of Eastern Europe. The Cortelco Agreement requires, among other things, that the Company purchase at least $1 million per year (before discounts) of products in components from Cortelco. Although the Company has not been meeting its obligation to purchase $1 million per year, the Agreement has not been canceled by Cortelco. The Company believes that it is in compliance with all other material terms of the Cortelco Agreement, which expires May 1999.

NOTE 10 - CAPITAL SUBSCRIPTIONS RECEIVABLE

            On December 15, 1993, the Company executed stock purchase agreements with two individuals and a company which entitled each holder to purchase 125,000 shares of the Company's common stock at $2 per share. In accordance with the terms of the stock purchase agreements, each holder paid $50,000 of the purchase price and received 25,000 shares; the remaining 100,000 shares are held in escrow until the balance for each holder of $200,000 is paid in full by the holder, which is due December 15, 1998. No additional payments have been made by the holders and the 300,000 shares held in escrow with a book value of $600,000 are classified as capital subscriptions receivable in the accompanying consolidated balance sheet at December 31, 1996.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - PRIOR PERIOD ACQUISITION OF DTS/ZWUT

            The Company acquired a 70% ownership interest in DTS/ZWUT in 1992, and increased its ownership to 80% in 1994. On December 4, 1995, the Company acquired an additional 10% ownership interest for consideration of $62,658, which increased its ownership to 90%. The minority interest acquired in 1995 was accounted for by a charge to accumulated deficit in the amount of $182,719 which represented a reclassification of accumulated losses acquired from minority interests in the subsidiary which is reflected in the accompanying consolidated statements of stockholders' equity at December 31, 1995.

NOTE 12 - INVESTMENT IN OPERATING VENTURES

            During 1996, the Company invested $196,462 for a 7.21% interest in a venture with Elterix, a Polish company developing a private network for 70,000 telephone lines. As of this date, the Company has a tentative agreement to sell its interest in this venture at a selling price which approximates its carrying value.

            During 1995, the Company made an investment of $2,930 in a Polish joint venture "TELINFO". The joint venture was formed to provide telecommunication services in a rural area of Poland. The Company has a 34% interest in the joint venture and has no continuing obligation to fund or guarantee the liabilities of the joint venture. Currently, the joint venture has no significant operations, but is seeking a telephone operator's license for the Suwalki, Poland area.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

            Supplemental cash flow information for the years ended December 31, 1996 and 1995 is as follows:

                                                               December 31,
                                                         -----------------------
                                                            1996         1995
                                                         ----------   ----------
Interest paid ........................................   $  176,410   $    1,639
                                                         ==========   ==========
Income taxes paid ....................................   $   80,063   $     --
                                                         ==========   ==========
NON-CASH TRANSACTIONS:

   On May 17, 1996, the Company acquired all
     of the outstanding common stock of
     Telereunion for $3,210,000, net of cash
     received of $132,000. A summary of the
     purchase price allocation is as follows:
                                                            Amount
                                                         -----------
        Fair value of assets acquired:
          Accounts receivable ........................   $   986,284
          Inventories ................................       969,403
          Prepaid expenses and other .................       102,957
          Deferred taxes .............................        17,842
          Fixed assets ...............................       514,230
          Goodwill ...................................     3,311,748
          Accounts payable ...........................    (1,706,941)
          Accrued expenses ...........................      (675,731)
          Deferred taxes .............................      (309,343)
                                                         -----------
                                                           3,210,449
          Less, issuance of common stock, preferred
             stock and common stock warrants and
             options .................................   (2,857,280)
                                                        -----------
                                                            353,169
          Cash received ..............................      132,038
                                                        -----------
                                                        $   485,207
                                                        ===========
   Issuance of common stock warrants in
     connection with employee severance
     agreement ......................................   $  352,005   $     --
                                                        ==========   ==========

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              December 31,
                                                       -------------------------
                                                          1996          1995
                                                       -----------   -----------
Reduction of subsidiary stock subscription
  receivable in exchange for credits on equipment:
    Cost of revenues ...............................   $    52,555   $    55,041
                                                       ===========   ===========
    Minority interest ..............................   $    52,555   $    55,041
                                                       ===========   ===========

Acquisition of minority interest in
  subsidiary in exchange for reduction
  in equipment credits:
    Accumulated deficit ............................   $      --     $   182,719
                                                       ===========   ===========

    Minority interest ..............................   $      --     $   182,719
                                                       ===========   ===========

Increase in carrying value of short-
  term investment for amortization
  of discount
    Short-term investments .........................   $      --     $    64,526
                                                       ===========   ===========

    Interest income ................................   $      --     $    64,526
                                                       ===========   ===========

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On November 6, 1996, the Company filed a current report on Form 8-KA #1, reporting the Company's change of its independent accounting firm. The language set forth in that filing is incorporated herein by reference. The Board of Directors of the Company, upon the recommendation of the Audit Committee, concluded that the engagement of BDO Seidman, LLP as the Company's independent was in the best interests of the Company. At the November 14, 1996, annual shareholders meeting, the shareholders of the Company ratified the decision of the Board to retain BDO Seidman, LLP as the Company's independent accountants for the fiscal year ended December 31, 1996. In connection with the audits for the two most recent years and through December 31, 1995, there have been no disagreements with the Company's former independent accounting firm Hoffman McBryde Co., P.C. ("Hoffman") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements if not resolved to the satisfaction of Hoffman would have caused them to make reference thereto in their report on the financial statements for such years. None of the reports of Hoffman have contained an adverse opinion or disclaimer of opinion or was qualified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The following tables set forth certain information with respect to the directors and executive officers of the Company.

Name                       Age   Period With Company        Position
----                       ---   -------------------        --------
E. Scott Crist (1)         32    August 1996 to Present     Director; President and CEO

Manuel Landa (1)           36    May 1996 to Present        Chairman of the Board; Director
                                                            and EVP of Operations;
                                                            President and CEO of
                                                            Telereunion and of Vextro

Oscar Garcia (2)           36    May 1996 to Present        Director; VP of Telereunion; VP
                                                            of Operations of Vextro

Ricardo Orea               36    May 1996 to Present        Director; VP of Telereunion; VP
                                                            of Sales and Marketing of Vextro

Todd M. Binet (2)          32    January 1997 to Present    Director; EVP, Secretary,
                                                            Treasurer and Chief Financial
                                                            Officer

Mamal Khorouzan (3)        67    September 1996 to Present  President of DTS/ZWUT

Darrel O. Kirkland (1)(2)  57    March 1996 to Present      Director

-----------------
        (1) Member of the Compensation Committee of the Board of Directors.
        (2) Member of the Audit Committee of the Board of Directors.
        (3) Mr. Khorouzan is retiring at the end of March.

                               BUSINESS EXPERIENCE

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

        MANUEL LANDA has been a member of the Board of Directors of the Company since May 1996. Mr. Landa is a co-founder of Telereunion and has been President of Vextro since 1989, and has also been President, CEO and a Director of Telereunion since August 1995. From 1986 until he joined Telereunion, Mr. Landa served as Export Sales Manager for Condumex, the largest Mexican manufacturer of electrical products with exports to the USA, Canada, Latin America and Europe. Also within Condumex (1984-1986), Mr. Landa was in charge of the Insulating Materials Division as Plant Manager. Prior to that (1983-1984), Mr. Landa worked for Philips, a Dutch company in the consumer and industrial electronics business, serving as Design Engineer for its Industrial Audio-Video Division. From 1981 to 1983, Mr. Landa occupied the position of Project Engineer for IPESA, a Mexican construction and engineering firm, with projects in the petrochemical, industrial and touristic sectors of Mexico. Manuel Landa received an undergraduate degree in Electronic and Communications Engineering (1984) from La Salle University in Mexico City, and has a diploma in Total Quality management from the Instituto Tecnologico de Estudios Superiores Monterrey
(1986).

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

        TODD M. BINET has been Executive Vice President and CFO since January 1997 and a member of the Board of Directors since March 1997. Mr. Binet has over 10 years of business and management experience. Just prior to joining the Company, he was an officer and director of St. James Capital Corp., which served as the general partner to St. James Capital Partners, a merchant banking fund. Prior to his involvement with St. James, he was Treasurer and Corporate Counsel for Alamo Group Inc., an international company listed on the New York Stock Exchange. Mr. Binet received a B.B.A. in finance from Southern Methodist University and graduated Cum Laude. He also received an M.B.A. from the Wharton School of Business and a J.D. from the University of Pennsylvania law school. Mr. Binet also holds a license to practice law with the State of Texas, although such license is currently inactive.

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

        MAMAL KHOROUZAN has been President of DTS/ZWUT from September 1996 to the present. Mr. Khorouzan was Vice President of Manufacturing of DTS/ZWUT from May 1992 to the present. From January 1987 to January 1992, Mr. Khorouzan was general manager and executive vice president of Cal Power, a custom power systems company in California. Mr. Khorouzan received a B.S. in Engineering from the University of Tucson in 1961 and an M.B.A. from the State University of California in 1971. Mr. Khorouzan is based in Warsaw, Poland.

        To the best of the Company's knowledge, there are no material proceedings to which any current director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

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

        Based solely on its review of the copies of Forms 3 and 4, as furnished to the Company, pursuant to the Exchange Act during its most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, it is the Company's belief that any such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 1996, except that Forms 5 for Manuel Landa, Oscar Garcia and Ricardo Orea, although subsequently filed, were not filed on a timely basis. Each of Messrs. Landa, Garcia and Orea had two transactions that were not timely reported.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

        The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer who served as such during the 1996 fiscal year.

                                                       -----------------------------------------
                                                                     Long-Term Compensation
                   -----------------------------------------------------------------------------
                          Annual Compensation(1)                Awards              Payouts
   --------------------------------------------------- -----------------------------------------
                                              Other
                                              Annual   Restricted Securities            All
      Name and                                Compen-     Stock   Underlying   LTIP    Other
      Principal            Salary    Bonus    Sation     Awards    Options/   Payouts  Compen-
      Position      Year     ($)      ($)      ($)       ($)(2)    Sars (#)     (#)   Sation ($)
   ---------------------------------------------------------------------------------------------
   Scott Crist,CEO
   (8/96 to
   Present)         1996   14,423      -         -         -       350,000       -       -
   ---------------------------------------------------------------------------------------------
   Gary Panno,CEO
   (3/96 to 8/96)   1996   55,000      -         -         -        50,000(3)    -     5,000(3)
   ---------------------------------------------------------------------------------------------
                    1996   24,000      -         -         -           -         -    87,384(4)
   Kris Murthy,CEO  1995   96,000      -         -         -        50,000       -       -
   (6/95 to 2/96)   1994   76,000    40,000      -         -           -         -       -
   ===================================================================================----------

   Dal Berry,CEO    1995   33,000      -         -         -           -         -       -
   (until 6/95)     1994   68,000      -         -         -           -         -       -
   ===================================================================================----------

-----------------------
        (1) Each of the Company's chief executive officers received perquisites and other personal benefits in addition to salary and bonuses. The aggregate amount of such perquisites and other personal benefits, however, does not exceed the lesser of $50,000 or 10 percent of the total of the annual salary and bonus reported for any of the chief executive officers for each of the reported years.

        (2) The number and value of aggregate restricted stock holdings for Messrs. Crist, Panno, Murthy and Berry at the end of the last fiscal year, based on the closing price of the Common Stock on NASDAQ on December 31, 1996, were 0, 0, 49,859 and 132,440 shares, respectively with a value of $0, $0, $155,809 and $413,875, respectively (without giving effect to the consideration paid by the named executive officer).

        (3) See discussion of Employment Agreements below. Also, in connection with the Company's obligations under Mr. Panno's employment agreement described below, the Company paid Mr. Panno $5,000 for the time period between his resignation as Chief Executive Officer and the end of fiscal year 1996.

        (4) In connection with the severance agreement and consulting agreement between the Company and Mr. Murthy, both as described below, the Company paid a lump sum of $50,000 and $37,348 (over several months), respectively, to Mr. Murthy.

        The following table sets forth certain information with respect to options granted during the last fiscal year to each Chief Executive Officer named in the above Summary Compensation Table.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (1996)

--------------- ---------------- --------------- ---------------- -------------
                   Number of       % of Total
                  Securities      Options/SARs
                  Underlying       Granted to      Exercise or
                 Options/SARs     Employees in     Base Price      Expiration
     Name         Granted (#)     Fiscal Year        ($/SH)            Date
--------------- ---------------- --------------- ---------------- -------------
Scott Crist         350,000           29.9            4.50           8/1/2006
--------------- ---------------- --------------- ---------------- -------------
Gary Panno          50,000            4.3             3.00          3/21/2002
--------------- ---------------- --------------- ---------------- -------------
Kris Murthy            -               -                -               -
--------------- ---------------- --------------- ---------------- -------------
Dal Berry              -               -                -               -
--------------- ---------------- --------------- ---------------- -------------

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

        The following table sets forth certain information with respect to options exercised during fiscal 1996 by each Chief Executive Officer named in the Summary Compensation Table, and with respect to unexercised options held by such persons at the end of fiscal 1996.

--------------------------------------------------------------------------------
                                      Number of Securities  Value of Unexercised
                                     Underlying Unexercised     in the Money
                                          Options/SARs        Options/SARs at
               Shares                     at FY-End (#)          FY-End ($)
            Acquired on      Value        Exercisable/        (1) Exercisable/
   Name     Exercise (#)  Realized($)     Unexercisable        Unexercisable
--------------------------------------------------------------------------------
Scott Crist       0            0           0/350,000                 0/0
--------------------------------------------------------------------------------
Gary Panno        0            0            50,000/0             6,250/0
--------------------------------------------------------------------------------
Kris Murthy       0            0            66,205/0            81,427/0
--------------------------------------------------------------------------------
Dal Berry         0            0            16,205/0            37,677/0
--------------------------------------------------------------------------------
-------------------
        (1) The calculations of the value of unexercised options are based on the difference between the closing price of $3.125 per share on NASDAQ of the Common Stock on December 31, 1996, and the exercise price of each option, multiplied by the number of shares covered by the option.

                            COMPENSATION OF DIRECTORS

        Directors are reimbursed for their ordinary and necessary expenses incurred in attending meetings of the Board of Directors or a committee thereof. The Company pays Directors who are not also employees of the Company $500 for each meeting of the Board of Directors they attend. Directors of the Company are eligible to participate in the Company's 1996 Stock Option and Appreciation Rights Plan.

                              EMPLOYMENT AGREEMENTS

        The Company entered into an employment agreement with Mr. E. Scott Crist, effective August 1, 1996, which agreement provides that Mr. Crist will serve as President and Chief Executive Officer. The agreement terminates on the third anniversary thereof unless sooner terminated. The agreement provides that Mr. Crist will be entitled to receive annual compensation of $95,000 and options to purchase 350,000 shares of Common Stock at $4.50 per share, vesting one-third each year commencing August 1, 1997, as set forth above. In addition, Mr. Crist will be entitled to a bonus determined by the board of directors based on individual and Company performance.

        The Company entered into an employment agreement with Mr. Gary Panno, effective as of April 1, 1996, which agreement provided that Mr. Panno would serve as President and Chief Executive Officer or other executive position. Upon the hiring of Mr. Crist, Mr. Panno stepped down as President and Chief Executive Officer; however, he remained as Chairman of the Board and the agreement remained in effect. Under the terms of the agreement, termination occurs on March 31, 1998, unless earlier terminated by the Company for cause. The agreement provides that Mr. Panno will be entitled to receive annual compensation of $60,000 and an option to purchase 80,000 shares of Common Stock at $5.125 per share. As of March 3, 1997, the Company reached a mutual agreement with Mr. Panno to terminate his employment agreement. As part of this mutual agreement the Company paid Mr. Panno through December 31, 1996. Contemporaneously with this mutual termination, Mr. Panno stepped down as a member of the Board of Directors of the Company. On or about March 20, 1997, the Company and Mr. Panno reached an agreement whereby Mr. Panno agreed to reduce his options to 50,000 shares in return for the Company reducing the strike price to $3.00 per share.

                       SEVERANCE AND CONSULTING AGREEMENTS

        In connection with the resignation by Mr. Murthy as Chairman and CEO of the Company, the Company and Mr. Murthy entered into a severance agreement and an agreement for consulting services each dated February 29, 1996. In connection with the severance agreement, Mr. Murthy was granted a warrant for the purchase of 150,000 shares of Common Stock at a purchase price of $2.94 per share and was paid the sum of $50,000 in cash.

        The consulting agreement with Mr. Murthy was effective March 1, 1996, and continues for a period of two years until and including February 28, 1998. In consideration for the services rendered by Mr. Murthy, the Company has agreed to pay him $4,166.67 per month for the term of the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information, as of March 14, 1997, with respect to the beneficial ownership of Common Stock by each director, each executive officer included in the Summary Compensation Table, the directors and executive officers as a group and each shareholder known to management to own beneficially more than 5% of the Common Stock. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to such shares. In addition to the Common Stock set forth below, Manuel Landa, Oscar Garcia and Ricardo Orea beneficially own 126,666, 126,667, and 126,667 shares of Series B Non-Voting, Non-Participating Preferred Stock, respectively.


Name and                                   Number of Shares      Percentage
Address                                   Beneficially Owned  Beneficially Owned
-------                                   ------------------  ------------------

Gary Panno ..............................     104,758(1)            2.3%
2944 Parr Lane
Grapevine, TX 76051

E. Scott Crist ..........................     563,500(2)           12.4%
4635 Southwest Freeway, Suite 800
Houston, Texas 77027

Manuel Landa ............................     460,000(3)(4)        10.1%
c/o Telereunion, Inc., Moras No. 430
Col. Del Valle, Del Benito Juarez
03100 Mexico, D.F

Oscar Garcia ............................     460,000(4)(5)        10.1%
c/o Telereunion, Inc., Moras No. 430
Col. Del Valle, Del Benito Juarez
03100 Mexico, D.F

Darrel Kirkland .........................      10,000(6)              *
803 Forest View
Austin, TX 78746

Ricardo Orea ............................     460,000(4)(7)        10.1%
c/o Telereunion, Inc., Moras No. 430
Col. Del Valle, Del Benito Juarez
03100 Mexico, D.F

S.P. Krishna Murthy .....................     266,063(8)            5.8%
4604 Cresthaven
Colleyville, TX 76034

W. Dal Berry ............................     158,645(9)(10)        3.5%
7623 Queens Garden
Dallas, TX 75248

Todd M. Binet ...........................      79,000(11)           1.7%
4635 Southwest Freeway, Suite 800
Houston, Texas 77027

All directors and executive
officers as a group (10 persons) ........   2,578,793(12)          56.6%

----------
*       Less than 1%

        (1) A portion of such shares and options have been deposited into escrow. See "Escrow Agreement." Includes options to purchase 50,000 shares of Common Stock at $3.00 per share all of which are presently exercisable.

        (2) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 12,500 shares of Common Stock at $2.19 per share owned directly by Mr. Crist as well as a Series A Common Stock Warrant representing the right to purchase 300,000 shares of Common Stock at $2.19 per share held by Delaware Guarantee & Trust Co. F/B/O Mr. Crist. The Series A Common Stock Warrant will vest and become exercisable, if at all, upon the Company meeting certain fiscal year earnings per share targets, computed in accordance with the terms of the Series A Common Stock Warrant as follows: (i) the Warrant will vest and become fully exercisable as to 40% of the shares of Common Stock upon the Company's fiscal year earnings equal to at least $.315 per share; (ii) the Warrant will vest and become fully exercisable as to an additional 40% of the shares of Common Stock upon the Company's fiscal year earnings equal to at least $.458 per share; and (iii) the Warrant will vest and become fully exercisable as to an additional 20% of the shares of Common Stock upon the Company's fiscal year earnings equal to at least $.75 per share. Notwithstanding the foregoing, the Warrant will vest and become fully exercisable as to any shares not vested if, for any ninety (90) consecutive trading days, the closing price for a share of Common Stock equals or exceeds $12.00. The Series A Common Stock Warrant lapses on May 16, 2003. Also, excluded are the shares of Common Stock issuable upon exercise of a Series B Common Stock Warrant representing the right to purchase 65,000 shares of Common Stock at $2.19 per share held by Mr. Crist. The Series B Common Stock Warrant will vest and become exercisable, if at all, upon (i) the Company achieving an increase in net shareholders equity of the Company of at least $5,000,000, computed in accordance with the terms of the Series B Common Stock Warrant; or (ii) if for any ninety (90) consecutive trading days, the closing price for a share of Common Stock equals or exceeds $12.00. The Series B Common Stock Warrant will expire on and no longer be exercisable if the condition for vesting is not satisfied within 18 months following the acquisition of Telereunion and, in any event, will expire on May 16, 2003. Excludes options to purchase 350,000 shares of Common Stock at $4.50 per share as such options are not exercisable within sixty (60) days of this table. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Crist on or about February 4, 1997.

        (3) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 241,208 shares of Common Stock at $2.19 per share. Also, excluded are shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right of Willowtree Developments, Ltd., a British Virgin Island entity, ("Willowtree") to purchase 447,958 shares of Common Stock at $2.19 per share. Mr. Landa is the beneficial owner of Willowtree. The Series A Common Stock Warrant lapses on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 2 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Landa on or about June 4, 1996.

        (4) Includes options to purchase 25,000 and 75,000 shares of Common Stock at $1.35 and $4.875 per share, respectively, all of which options are presently exercisable.

        (5) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 241,208 shares of Common Stock at $2.19 per share. Also, excluded are shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right of Trafford Park Holdings, Ltd., a British Virgin Island entity, ("Trafford Park") to purchase 447,959 shares of Common Stock at $2.19 per share. Mr. Garcia is the beneficial owner of Trafford Park. The Series A Common Stock Warrant lapses on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 2 above. Reference is also made to the
Schedule 13D filed with the Securities and Exchange Commission by Mr. Garcia on or about June 4, 1996.

        (6) Includes options to purchase 10,000 shares of Common Stock initially priced at $4.25 per share, all of which options are presently exercisable. On March 21, 1997, the Board of Directors reduced the exercise price of Mr. Kirkland's options from $4.25 to $3.75 per share.

        (7) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 241,208 shares of Common Stock at $2.19 per share. Also, excluded are shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right of Bollington Developments, Ltd., a British Virgin Island entity, ("Bollington") to purchase 447,959 shares of Common Stock at $2.19 per share. Mr. Orea is the beneficial owner of Bollington. The Series A Common Stock Warrant lapses on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 2 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Orea on or about June 4, 1996.

        (8) Includes options to purchase 50,000 shares of Common Stock at $2.25 per share, options to purchase 16,204 shares of Common Stock at $0.80 per share and a Warrant to purchase 150,000 shares of Common Stock at $2.94 per share, all of which are presently exercisable. Excludes 5,240 shares of Common Stock held by Mr. Murthy's adult child of which shares Mr. Murthy disclaims beneficial ownership. A portion of such shares and options have been deposited into escrow. See "Escrow Agreement."

        (9) Includes options to purchase 16,205 shares of Common Stock at $0.80 per share, all of which options are presently exercisable. A portion of such shares and options have been deposited into escrow. See "Escrow Agreement."

        (10) Includes warrants to purchase 10,000 shares of Common Stock at $8.00 per share, all of which warrants are presently exercisable.

        (11) Excludes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant representing the right to purchase 26,250 shares of Common Stock at $2.19 per share. Also, excluded are shares of Common Stock issuable upon exercise of a Series B Common Stock Warrant representing the right to purchase 30,000 shares of Common Stock at $2.19 per share. The Series A Common Stock Warrant and the Series B Common Stock Warrant both expire on and no longer be exercisable after May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant and the Series B Common Stock Warrant, please see footnote 2 above. Excludes options to purchase 83,333 shares of Common Stock at $3.25 per share and 166,667 shares of Common Stock at $4.00 per share as such options are not exercisable within sixty (60) days of this table.

        (12) Includes options and warrants to purchase 618,238 shares of Common Stock, all of which are exercisable within 60 days of the date of this table.

                                ESCROW AGREEMENT

        Pursuant to the Texas Securities Act of 1957, the Texas State Securities Commissioner has the discretion to require that an issuer offering and selling securities to the residents of Texas in a public offering deposit certain outstanding securities in escrow. In that regard, certain former officers and directors of the Company, including Gary Panno, Kris Murthy, and Dal Berry, are parties to a Stock Escrow Agreement (the "Escrow Agreement") dated August 8, 1994. The Escrow Agreement was required by the Texas State Securities Commissioner as a condition to the registration of securities in Texas in connection with the Company's initial public offering. The Escrow Agreement provides that a total of 415,503 shares of Common Stock and 55,779 shares of Common Stock issuable upon the exercise of options be held in escrow for a period of not less than two years and not more than ten years. The terms of the Escrow Agreement provide further that shares held in escrow may be released provided that the Company attain certain levels of earnings per share during any two or five consecutive fiscal year periods. In addition, the Escrow Agreement permits the unconditional release of twenty (20%) percent of the escrowed shares upon the sixth anniversary of the Escrow Agreement and twenty (20%) percent every year thereafter until the tenth anniversary of the Escrow Agreement. As of the date hereof, no shares have been released pursuant to the Escrow Agreement. The shareholders retain the right to vote the securities and to transfer the securities among themselves and to related individuals who must become parties to the agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                 SHARE ISSUANCES

        In May 1996, the Company issued 1,605,000 shares of Common Stock in accordance with the terms of the Merger and Acquisition Agreement relating to the Company's acquisition of Telereunion. Common Stock issued pursuant to the agreement was (i) 126,000 shares to Mr. Manuel Landa and 234,000 shares to Willowtree, an affiliate of Mr. Landa's, (ii) 126,000 shares to Mr. Ricardo Orea and 234,000 shares to Bollington, an affiliate of Mr. Orea's and (iii) 126,000 shares to Mr. Oscar Garcia and 234,000 shares to Trafford Park, an affiliate of Mr. Garcia's, (iv) 459,375 shares to Benchmark Equity Group, Inc. and (v) 65,625 shares to Benchmark Equity Group, Inc. for the account of Mr. Christopher Efird, a then director of the Company.

        In September 1996, the Company issued 400,000 shares of Common Stock in accordance with the Agreement and Plan of Merger relating to the Company's acquisition of Orion. Common Stock issued pursuant to the agreement was 130,000 shares to Mr. Scott Crist and 270,000 shares in the aggregate to 22 other individuals.

                              EMPLOYMENT AGREEMENTS

        In connection with the acquisition of Telereunion, the Company entered into employment agreements with each of Messrs. Landa, Garcia and Orea, effective as of May 14, 1996. The agreements provide, among other things, that Mr. Landa will serve as President and CEO of Telereunion and that Messrs. Garcia and Orea will each serve as a vice president of Telereunion. Each agreement terminates May 14, 1999, unless earlier terminated by Telereunion for cause. Messrs. Landa, Garcia and Orea are entitled to each receive annual compensation of $80,000 under his respective agreement.

        On January 13, 1997, the Company entered into an employment agreement with Mr. Binet. The agreement provides, among other things, that Mr. Binet will serve as Executive Vice President and CFO of the Company. The employment agreement terminates on January 13, 2000, unless terminated earlier for cause. Mr. Binet is entitled to an annual compensation of $70,000 under the agreement and a bonus based on Company and personal performance. As part of the employment agreement, Mr. Binet was granted an option to purchase 250,000 shares of Common Stock. In connection with a change in control of the Company that results in Mr. Binet no longer maintaining the position of Executive Vice President and CFO of the surviving company, the option becomes immediately exercisable.

         PURCHASE OF BENCHMARK STOCK AND EFIRD STOCK BY CRIST AND BINET

        On or about January 22, 1997, certain members of management, including Messrs. Crist and Binet purchased certain of the Company's securities from Benchmark Equity Group, Inc. ("Benchmark") and Christopher Efird ("Efird"), a principal of Benchmark and a member of the Company's Board of Directors at the time of the sale.

        Mr. Crist purchased 371,875 and 53,125 shares of Common Stock from Benchmark and Efird, respectively, for a purchase price of $2.25 per share. Mr. Crist also purchased, through an affiliate, Series A Warrants from Benchmark and Efird which give Mr. Crist the right to acquire 262,500 and 37,500 shares of Common Stock, respectively, provided certain Company performance conditions are met. The Series A Warrants were purchased for $0.05 per share. In addition, Mr. Crist purchased Series B Warrants from Benchmark and Efird which gives Mr. Crist the right to acquire 56,875 and 8,125 shares of Common Stock, respectively, provided certain Company performance conditions are met. The Series B Warrants were purchased for $0.04 per share.

        Mr. Binet purchased 65,625 and 9,375 shares of Common Stock from Benchmark and Efird, respectively, for a purchase price of $2.25 per share. Mr. Binet also purchased Series B Warrants from Benchmark and Efird which gives Mr. Binet the right to acquire 26,250 and 3,750 shares of Common Stock, respectively, provided certain Company performance conditions are met. The Series B Warrants were purchased for $0.04 per share.

                               CORTELCO AGREEMENT

        The Company and Cortelco have entered into an agreement (the "Cortelco Agreement") pursuant to which the Company has been granted the right to assemble and market certain telecommunications products designed by Cortelco exclusively in Poland and on a non-exclusive basis in the remainder of Eastern Europe. The Cortelco Agreement requires, among other things, that the Company purchase at least $1 million per year (before discounts) of products in components from Cortelco. Although the Company has not been meeting its obligation to purchase $1 million per year, the Agreement has not been canceled by Cortelco. The Company believes that it is in compliance with all other material terms of the Cortelco Agreement, which expires in May 1999.

        Under the Cortelco Agreement, amounts owed by the Company to Cortelco for equipment reduce amounts owed by Cortelco for its investment in DTS/ZWUT. During the years ended December 31, 1996, 1995, 1994, 1993 and 1992, purchases from Cortelco totaled $269,005, $198,641, $431,207, $600,936 and $804,702, respectively, of which $52,555, $55,041 in 1995, $113,289 in 1994, $90,459 in
1993 and $414,787 in 1992 were credited against Cortelco's stock payment obligation. At December 31, 1995, $76,251 was owed to Cortelco by the Company for unpaid equipment purchases. On April 20, 1994, Cortelco agreed to reduce their ownership of DTS/ZWUT from 20 to 10 percent, in exchange for an $800,000 reduction of equipment credits owed by Cortelco to the Company.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. See Index to Exhibits on page 30. Each of the following exhibits described on the index to exhibits is a management contract or compensatory plan or arrangement: 10.1, 10.2, 10.5, 10.6, 10.12, 10.13,
10.16,10.17, 10.21, 10.22, 10.26, 10.27, 10.28, 10.29.

        (b)    Reports on Form 8-K.

        On October 28, 1996, the Company filed Form 8-K (subsequently amended by Form 8-KA #1, dated November 6, 1996) reporting the Company's determination not to retain the firm of Hoffman, McBryde & Co., P.C., as the Company's independent accountants for the fiscal year ended December 31, 1996. The Board of Directors of the Company has engaged BDO Seidman, LLP, as the Company's independent accountants with respect to the fiscal year ended December 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TELSCAPE INTERNATIONAL, INC.
                                                   (Registrant)

March 31, 1997                              /S/ E. SCOTT CRIST
                                                E. Scott Crist
                                                President and Principal
                                                Executive Officer

March 31, 1997                              /S/ TODD M. BINET
                                                Todd M. Binet
                                                Principal Financial and
                                                Accounting Officer

        Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                       Date
---------                                   -----                       ----
/S/ E. SCOTT CRIST                          Director             March 31, 1997
E. Scott Crist

/S/ MANUEL LANDA                            Director             March 31, 1997
Manuel Landa

/S/ OSCAR GARCIA                            Director             March 31, 1997
Oscar Garcia

/S/ RICARDO OREA                            Director             March 31, 1997
Ricardo Orea

/S/ TODD M. BINET                           Director             March 31, 1997
Todd M. Binet

/S/ DARREL O. KIRKLAND                      Director             March 31, 1997
Darrel O. Kirkland

                                INDEX OF EXHIBITS

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
  3.1 - Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  3.2 - Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  3.3  - Articles of Incorporation of Polish Microwave, Inc. (filed as Exhibit
         3.3 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  3.4 - Bylaws of Polish Microwave, Inc. (filed as Exhibit 3.4 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  3.5 - Contract of Limited Liability Company of DTS/ZWUT (filed as Exhibit 3.5 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  4.1 - Form of Certificate evidencing Common Stock (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  4.2 - Form of Warrant Agreement between American Stock Transfer & Trust Company and the Company (filed as Exhibit 4.2 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  4.3  - Form of Warrant Certificate evidencing the Warrants (filed as Exhibit
         4.3 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  4.4 - Form of Statement of the establishment of the Series B non-voting, non-participating Preferred Stock (filed as Exhibit 4.1 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.1 - 1994 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

 10.2 - 1994 Stock Option Plan for Directors (filed as Exhibit 10.2 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

 10.3 - Agreement dated January 10, 1992 between Solid State Systems Division of Cortelco and PAV Corporation (formerly, ARNICA, Inc.)

 10.4 - Agreement dated April 20, 1994 between the Registrant and Cortelco (filed as Exhibit 10.4 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

 10.5  - Employment Agreement between the Company and W. Dal Berry (filed as
         Exhibit 10.5 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

 10.6 - Employment Agreement between the Company and S.P. Krishna Murthy (filed as Exhibit 10.6 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

 10.7 - Agreement and Plan of Merger between the Company and PAV Corporation dated June 7, 1994 (filed as Exhibit 10.7 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

 10.8 - Form of Representative's Warrants (filed as Exhibit 10.8 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

 10.9 - Agreement dated September 28, 1992 between the Registrant and Microwave Network Incorporated (filed as Exhibit 10.9 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

 10.10 - Form of letter agreement between the Registrant and Cortelco (filed as Exhibit 10.10 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

 10.11 - Distribution Agreement dated May 2, 1995 between the Registrant and DSC International Corporation (filed as Exhibit 10.11 to the Company's Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

 10.12 - Severance Agreement between the Company and S.P. Krishna Murthy
         (filed as Exhibit 10.12 to the Company's Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

 10.13 - Warrant Agreement between the Company and S.P. Krishna Murthy (filed as Exhibit 10.13 to the Company's Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

 10.14 - Stock Purchase agreement between the Company and Elterix S.A. (filed as Exhibit 10.14 to the Company's Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

 10.15 - Letter of intent between the Company and Telereunion, Inc. (filed as
         Exhibit 10.15 to the Company's Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

 10.16 - Employment Agreement between the Company and Gary Panno (filed as
         Exhibit 10.1 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.17 - Consulting Agreement between the Company and Roy A. Varghese (filed as Exhibit 10.2 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.18 - Agreement and Plan of Merger (filed as Exhibit 10.3 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.19 - Form of Series A Common Stock Warrant (filed as Exhibit 10.4 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.20 - Form of Series B Common Stock Warrant (filed as Exhibit 10.5 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.21 - Form of Employment Agreement for Manuel Landa, Ricardo Orea Gudino and Oscar Garcia Mora (filed as Exhibit 10.6 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.22 - Form of Non-Qualified Stock Option Certificate and Agreement, as amended, for Manuel Landa, Ricardo Orea Gudino and Oscar Garcia Mora (filed as Exhibit 10.7 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.23 - Form of Warrant for Robert Chamberlain dated May 17, 1996 (filed as
         Exhibit 10.8 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.24 - Form of Series A Common Stock Warrant dated May 17, 1996 between the Company and Manuel Landa, Ricardo Orea Gudino, Oscar Garcia Mora and Christopher Efird (filed as Exhibit 10.1 to the Company's Report on Form 8-K dated June 3, 1996 and incorporated herein by reference)

 10.25 - Agreement and Plan of Merger between the Company and Orion Communications, Inc. (filed as Exhibit 10.9 to the Company's Report on Form 10-QSB for the quarter ended June 30, 1996 and incorporated herein by reference)

 10.26 - Employment Agreement for E. Scott Crist (filed as Exhibit 10.1 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference)

 10.27 - Employment Agreement for Mark Vance (filed as Exhibit 10.2 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference)

 10.28 - Consulting Agreement between Company and Richard H. Langley (filed as exhibit 10.1 to the Company's Form S-8 Registration statement (No. 333-13249) incorporated herein by reference)

*10.29 - Employment Agreement for Todd Binet

*11.1  - Statement regarding computation of per share earnings

 12.1 - Distribution agreement dated May 2, 1995 between the Registrant and DSC International Corporation (filed as Exhibit 12.1 to the Company's Report on Form 10-KSBA2 for the year ended December 31, 1995 and incorporated herein by reference)

 16.1 - Letter on change in certifying accountant (Hoffman, McBryde & Co., P.C.) (filed as Exhibit 1.1 to the Company's Report on Form 8-KA dated November 6, 1996 and incorporated herein by reference)

*21.1  - Subsidiaries of the registrant

*27.1  - Financial Data Schedule
------------
* Filed herewith