Form 10QSB
period 1997-03-31
TELSCAPE INTERNATIONAL INC
filed 1997-05-20
CIK 925928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended MARCH 31, 1997

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transitional period from _________________ to _________________

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

                                 Yes [X] No [_]

3,935,969 shares of Registrant's common stock ($.001 Par Value) were outstanding as of May 12, 1997.

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

                      Index of Exhibits appears on page 13.

                          Telscape International, Inc.
                                Table of Contents
                               Form 10-QSB Report
                                 March 31, 1997

                                                                            Page
                                                                            ----
Part I. Financial Information

    Item 1. Interim Consolidated Financial
            Statements (Unaudited) .........................................   2

            Consolidated Balance Sheet -
            March 31, 1997 .................................................   2

            Consolidated Statements of Loss -
            Three Months Ended March 31, 1997 and 1996 .....................   3

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996 .....................   4

            Notes to Interim Consolidated Financial
            Statements .....................................................   5

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..................   7

Part II. Other Information

    Item 5. Other Information ..............................................  11

    Item 6. Exhibits and Reports on Form 8-K ...............................  12

            (a) Exhibits

            (b) Reports on Form 8-K

    Signatures .............................................................  12

                          Telscape International, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)

                                ASSETS                                March 31,
    Current:                                                            1997
                                                                      ---------
    Cash and cash equivalents..................................    $  1,131,249
    Accounts receivable, less allowance for doubtful
         accounts of $71,290 ..................................       2,109,899
    Inventory .................................................       1,586,371
    Prepaid expenses and other ................................         233,409
         Total current assets .................................       5,060,928
Property and Equipment, net of accumulated
    depreciation and amortization .............................       1,636,452
Goodwill, net of accumulated amortization .....................       3,118,563
Other assets:
    Deferred income taxes .....................................         199,194
    Other .....................................................         459,195
         Total other assets ...................................         658,389
           Total ..............................................    $ 10,474,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ..........................................    $  3,021,041
    Accrued liabilities .......................................         405,233
    Customer deposits .........................................         225,770
    Deferred income taxes .....................................         290,787
    Current portion of capital lease obligations ..............          97,024
         Total current liabilities ............................       4,039,855

Long term capital lease obligations ...........................         243,048

Minority interests ............................................         750,543
           Total liabilities ..................................       5,033,446

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized; without defined preference rights ...........            --
    Series A preferred stock, $.001 par value, 1,000,000
      shares authorized .......................................            --
    Series B non-voting preferred stock, $ .001 par value
      380,000 shares authorized, issued and outstanding .......             380
    Common stock, $ .001 par value, 25,000,000 shares
      authorized; 3,935,969 shares issued and outstanding .....           3,936
    Additional paid-in capital ................................      11,883,719
    Capital subscriptions receivable ..........................        (600,000)
    Accumulated deficit .......................................      (5,847,149)
         Stockholders' equity .................................       5,440,886
         Total liabilities and stockholders' equity ...........    $ 10,474,332

        See accompanying notes to the consolidated financial statements.

                          Telscape International, Inc.
                         Consolidated Statements of Loss
                                   (unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           ------------------
                                                         1997            1996
                                                         ----            ----
Revenues .........................................   $ 3,770,920    $   509,238

Cost of Revenues .................................     2,525,358        318,161
                                                      ----------    -----------
Gross Profit .....................................     1,245,562        191,077

Selling, General and Administrative ..............     1,631,798        401,544
                                                      ----------    -----------
Operating Loss ...................................      (386,236)      (210,467)
                                                      ----------    -----------
Other Income (Expense):
    Interest, net ................................        (2,303)        39,825
    Foreign exchange gain (loss) .................         6,823         (2,928)
    Other ........................................        22,247           --
                                                      ----------    -----------
    Total other income, net ......................        26,767         36,897
                                                      ----------    -----------
Loss Before Income Tax Benefit (Expense) and
   Minority Interests ............................      (359,469)      (173,570)

Income Tax Benefit (Expense) .....................        31,655         (7,148)
                                                      ----------    -----------
Loss Before Minority Interests ...................      (327,814)      (180,718)

Minority Interests in Subsidiaries ...............         3,856           (390)
                                                      ----------    -----------
Net Loss .........................................   $  (323,958)   $  (181,108)
                                                      ==========    ===========
Net Loss Per Common Share ........................   $     (0.08)   $     (0.09)
                                                      ==========    ===========
Weighted Average Common and Common Equivalent
   Shares Outstanding ............................     4,009,273      2,031,397
                                                      ==========    ===========

        See accompanying notes to the consolidated financial statements.

                          Telscape International, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                   Three Months Ended
                                                                         March 31,
                                                                    -----------------
                                                                   1997         1996
                                                                   ----         ----
Cash Flow From Operating Activities:
  Net loss ...............................................     $  (323,958)  $(181,108)
  Add non-cash expenses ..................................         114,282      45,061
  Changes in operating assets and liabilities ............       1,258,878       9,181
                                                                ----------   ---------
      Net cash (used in) provided by operating activities        1,049,202    (126,866)

Cash Flow From Investing Activities:
    Purchase and redemption of short term investments, net            --       572,336
    Purchases of property and equipment ..................        (394,298)     (9,704)
    Investment in operating venture ......................            --       (98,939)
                                                                ----------   ---------
      Net cash (used in) provided by investment activities        (394,298)    463,693

Cash Flow From Financing Activities:
    Capital lease payments ...............................         (18,436)       --
                                                                ----------   ---------
      Net cash (used in) provided by financing activities          (18,436)

Net increase (decrease) in cash and cash equivalents .....         636,468     336,827

Cash and cash equivalents at beginning of period .........         494,781     173,255
                                                                ----------   ---------
Cash and cash equivalents at end of period ...............     $ 1,131,249   $ 510,082
                                                                ==========   =========
Supplemental Cash Flow Information:
Interest paid ............................................     $     7,762        --
Property and equipment acquired by execution of
   capital lease obligation:
      Property and equipment .............................        (328,985)       --
      Capital lease financing ............................         328,985        --

        See accompanying notes to the consolidated financial statements.

                          TELSCAPE INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

NOTE 1 - FINANCIAL STATEMENTS

      The accompanying unaudited Interim Consolidated Financial Statements include the accounts of Telscape International, Inc. and subsidiaries (collectively, the "Company").

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to quarterly reports on Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

      The Company has not yet adopted Statements of Financial Accounting Standards No. 125 or No. 128 which will be required to be adopted during the fiscal year ended December 31, 1997. The Company does not believe those statements will have a material impact on its financial statements.

NOTE 2 - FOREIGN OPERATIONS

      The consolidated financial statements include amounts for the Company's 90%-owned Polish subsidiary, DTS/ZWUT ("DTS/ZWUT"), the Company's wholly-owned subsidiary, Telereunion, Inc. ("Telereunion") and Telereunion's 97%-owned Mexican subsidiary Vextro de Mexico, S.A. de C.V. ("Vextro") as follows:

      DTS/ZWUT:
                                                 Three months ended March 31,
                                                  1997                  1996
                                              ------------          ------------
Net sales ...........................         $    213,981          $    509,238
Net income (loss) ...................               (1,155)                3,904
Total assets ........................            1,046,057             1,156,499
Net assets ..........................              822,560               846,109


      TELEREUNION:
                                                Three months ended March 31,
                                               1997                   1996(1)
                                           ------------            ------------
Net sales .........................        $  2,666,377            $  1,616,703
Net income (loss) .................            (117,426)               (207,397)
Total assets ......................           4,198,560               2,661,249
Net assets ........................             329,499                  35,849

      (1) The unaudited pro forma consolidated financial statements of Telereunion and Vextro have been prepared as if the business combination, which was effected May 17, 1996, as described in Note 5, had been consummated as of January 1, 1996. The information is not necessarily indicative of the results of operations and financial position of Telereunion and Vextro as they may be in the future or as they might have been had the business combination been consummated as of January 1, 1996. The pro forma consolidated financial statements should be read in conjunction with the audited historical consolidated financial statements and related notes in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE 3 - NET INCOME (LOSS) PER SHARE

      The net loss per common and common equivalent share is based on the weighted average number of shares of common stock outstanding. For the quarters ended March 31, 1997 and 1996, common equivalent shares include stock options and warrants for 73,304 and 140,954 shares, respectively, granted at prices below the average fair market price at which the Company's common stock traded during the period, as if they were outstanding for the entire quarter, calculated by the treasury stock method.

      The average market price during each of the periods presented has been used in the calculation of equivalent shares in all periods presented as this results in the maximum dilutive effect.

NOTE 4 - INVESTMENT IN OPERATING VENTURE

      During 1996, the Company invested $196,462 for a 7.21% interest in a venture with Elterix, a Polish company developing a private network for 70,000 telephone lines.

NOTE 5 - BUSINESS COMBINATIONS

      On May 17, 1996, the Company acquired all of the stock of Telereunion, a privately-owned Delaware corporation. Telereunion is a telecommunications equipment and service company with operations primarily in Mexico, through Vextro. Under the terms of the acquisition, the Company issued to the shareholders of Telereunion 1,605,000 shares of common stock of the Company, 380,000 shares of non-voting, non-participating Series B preferred stock having an aggregate liquidation preference of $380,000 and warrants to purchase up to 2,595,000 additional shares at $2.19 per share. The warrants vest and become exercisable, if at all, as the Company meets certain specified financial objectives and expire seven years after closing. In addition, the Company converted and amended certain non-qualified options outstanding under the Telereunion 1995 Stock Option and Appreciation Rights Plan to provide for the right to acquire an aggregate of 216,618 shares of Common Stock of the Company at an exercise price of $1.35 per share. The acquisition was accounted for under the purchase method of accounting. The consolidated operations of Telereunion and Vextro have been included in the Company's financial statements since the date of the acquisition, May 17, 1996.

      The purchase price of approximately $3,210,000, net of cash received of approximately $132,000 included the issuance of common stock valued at $2,722,000 and 216,618 stock options valued at $135,000 and $15,000 in cash and transactional costs totaling $470,000. The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of the acquisition and resulted in $3,312,000 of goodwill, which is being amortized over 15 years.

      On July 26, 1996, the Company entered into an Agreement and Plan of Merger, pursuant to which the Company acquired on September 5, 1996, all the outstanding capital stock of Orion Communications, Inc. ("Orion"), a reseller of long distance, in exchange for 400,000 shares of common stock. This transaction has been accounted for under the pooling-of-interests method and, accordingly, the accompanying consolidated statements of loss include the results of operations of Orion since its inception on April 10, 1996. At the time of the merger, the name of Orion was changed to Telscape USA, Inc. In addition to the terms set forth in the Agreement and Plan of Merger, E. Scott Crist, former President and Chief Executive Officer of Orion, became President and Chief Executive Officer of the Company. Expenses of $102,500 related to the merger with Orion were charged to expense during 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, the Company's reliance on its permit from the Mexican government, the Company's reliance on certain key vendors, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                     OUTLOOK

      The quarter ended March 31, 1997, further demonstrated the Company's shift in strategic focus to Mexico, Latin America and an increased emphasis on service revenues to complement its telecommunications equipment sales. The Company increased its revenues from the international long distance and telecommunications services business as well as its core telecommunications equipment business.

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

      GROSS MARGIN. Since the Polish operations have historically had higher margin equipment sales than the Mexican operations, gross margin comparisons for period over period will be affected accordingly in the near term. See discussion of "Cost of Revenues" below. As the Mexican operations account for more of the Company's revenues, the gross margins may decline relative to the gross margins prevalent while the Company only had Polish operations; however, the Company's non-Polish revenues are evolving to have proportionately more international long distance and value-added services with proportionately less equipment sales. As a result, Management expects the Company's gross margins with respect to non-Polish revenues to improve.

      OPERATING MARGIN. The Company's management team has taken a number of steps to reduce operating expenses, including the reduction in work force in Poland as well as international headquarters. Management expects that these steps will improve the operating margin of the Company. To the extent that Management is successful in implementing its strategy of competing in the international long distance services business, the Company expects its operating margins to improve appreciably as a result thereof.

                              RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH  31, 1996

      REVENUES increased from $509,238 in 1996 to $3,770,920 in 1997. This increase of $3,261,682, or 640%, was due principally to the acquisition of Telereunion and, to a lesser extent, the merger of Orion. Revenues also increased due to the sale of international long distance. Revenues for the Polish operations declined from $509,238 in 1996 to $213,981 in 1997.

      COST OF REVENUES increased from $318,161 in 1996 to $2,525,358 in 1997, or $2,207,197. The increase in cost of revenues was due principally to the incremental cost of revenues attributable to the acquisition of Telereunion and, to a lesser extent, the merger of Orion. This increase was offset partially by a decrease of $225,972 in the cost of revenues associated with the Polish operations. The cost of revenues as a percentage of revenues increased from 62.5% to 67%, or 4.5%. The increase in cost of revenues as a percentage of revenues was due principally to the acquisition of Telereunion and, to a lesser extent, the Orion merger. This increase was offset partially by a decrease in the cost of revenues associated with the Polish operations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $401,544 in 1996 to $1,631,798 in 1997, or $1,230,254. The increase in SG&A was due principally to the incremental SG&A attributable to the acquisition of Telereunion and, to a lesser extent, the merger of Orion. The Company also incurred approximately $50,000 in legal fees relating to certain pending lawsuits.

      SG&A for the Polish operations decreased by approximately $110,000 due principally to a reduction in work force. Overall SG&A as a percentage of revenues decreased from 78.9% to 43.3%, or 35.6%. This decrease was due principally to the lower SG&A as a percentage of revenues associated with Telereunion and, to a lesser extent, the lower SG&A as a percentage of revenues associated with the Orion merger.

      OTHER INCOME decreased from $36,897 in 1996 to $26,767 in 1997, or $10,130. The decrease in Other Income was due principally to the decrease in net interest income from $39,825 to ($2,303). This decrease was offset partially by an increase in other income of $22,247.

      INCOME TAX BENEFIT (EXPENSE) changed from an income tax expense of $7,148 in 1996 to a tax benefit of $31,655 in 1997.

      NET LOSS increased from $181,108 in 1996 to a net loss of $323,958 in 1997. The increase in net loss was due to a combination of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash (used in) provided by operating activities was $1,049,202 and ($126,866) for the three months ended March 31, 1997 and March 31, 1996, respectively. The increase in net cash provided by operations in 1997 as compared to 1996 was due primarily to an increase in working capital, primarily as a result of an increase in accounts payable, a decrease in inventory and higher depreciation and amortization expense.

      Net cash (used in) provided by investing activities was ($394,298) and $463,693 for the three months ended March 31, 1997 and March 31, 1996, respectively. The decrease in net cash provided from investing activities was primarily from the purchase of certain property and equipment in 1997, and the net proceeds from the redemption in short-term investments in 1996.

      Net cash (used in) provided by financing activities was ($18,436) and $0 for the three months ended March 31, 1997 and March 31, 1996, respectively. The increase of $18,436 was entirely due to capital lease payments.

      As of March 31, 1997, the Company had cash and cash equivalents of $1,131,249 and positive working capital of $1,021,073. The Company's cash requirements for fiscal 1997 and beyond will depend primarily upon the cash generated from its operations to meet its capital expenditures and working capital requirements. The Company does not have a revolving credit facility or any other commercial lending relationship. The Company has been successful in financing the purchase of certain capital expenditures. During the quarter ended March 31, 1997, the Company executed an equipment lease in the amount of $325,000 payable at approximately 13.5%, which expires in February, 2000. In May 1997, Vextro signed a three year equipment lease in the amount of $250,000 payable at approximately 9%, which expires in May 2000. The Company intends to finance its growth principally through cash flow from operations and additional capital lease financing as appropriate; however, there can be no assurance that this cash flow will be sufficient nor that the Company will be able to obtain lease financing on commercially reasonable lease terms, if at all.

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

                                  UNCERTAINTIES

      The Company continues to face many risks and uncertainties, including general and specific market economic risks. The exploitation of the opportunities presented by the Mexican market are expected to require substantial capital. Vextro had a positive cash flow from operations during the quarter ended March 31, 1997; however, to the extent Vextro does not have a positive net cash flow from its operations in 1997, it can be expected that the Company would have to fund any shortfalls from its working capital. In addition, any capital expenditures needed to expand the operations of Vextro would likely be funded out of the working capital of the parent corporation. Any such fundings would reduce the funds available to finance and expand the Company's operations in Poland as well as the Company's strategy to compete in the international long distance services business. Also, any economic crises in Mexico could result in the need to fund any cash flow shortfalls of Vextro.

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

SUBSEQUENT EVENTS

NONE

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

MARK VANCE V. TELSCAPE INTERNATIONAL, INC.

- See "Legal Proceedings" in Company's 10-KSB for the period ended December 31, 1996

IN RE: THE ESTATE OF NINA JEAN OBEL, DECEASED ET AL V. TELSCAPE INTERNATIONAL, INC. ET AL

      Telscape is a defendant in a suit filed by the estate of a former shareholder, Styled Case No. 92-4313-P( c ) In Re: The Estate of Nina Jean Obel, Deceased; The Estate of Nina Jean Obel, Deceased, by and through Edmund Yates and Hal Habecker, its Independent Co-Executors; the Nina Jean Obel Revocable Living Trust, by and through Edmund Yates and Hal Habecker, its

Trustees and Successor Trustees; and the Nina Jean Obel Charitable Trust, by and through Edmund Yates and Hal Habecker, its Trustees and Successor Trustees, Plaintiffs vs. Telscape International, Inc., a Texas corporation and W. Dal Berry, Defendants. The lawsuit is pending in the Probate Court of Dallas County, Texas. The Plaintiffs originally filed suit on November 8, 1996. In December 1996, Plaintiffs amended their suit to allege additional counts and added W. Dal Berry, a former officer and director as a defendant. In April 1997, the Plaintiffs filed a Fourth Amended Original Petition. The Company has answered and denied the claims and counterclaimed for attorneys' fees and indemnification.

      The Plaintiffs have prayed for relief in the following ways: 1) rescission of the Estate's conversion of a $200,000 promissory note into common stock, which occurred on June 29, 1993, 2) interest at 12% on the note from the date of conversion, 3) the sum of $504,668, or alternatively $628,976, "plus incidental and consequential damages" for failure to perform under the EEVC Warrant Agreement, or alternatively an order of specific performance under the EEVC Warrant, 4) damages for breach of the Arnica Warrant as provided at trial or, alternatively an order of specific performance under the Arnica Warrant, 5) rescission of certain Warrant Amendments, a Stock Waiver and Note Conversion Agreement, or alternatively, judgment against defendants for the actual, direct, special and consequential damages resulting from statutory fraud and breach of fiduciary duty, 6) attorneys' fees, 7) punitive and exemplary damages, and 8) pre and post- judgment interest. Plaintiffs specified that the maximum amount of actual damages claimed in the Fourth Amended Original Petition was, at the current time, $990,000. The Company denies these allegations and intends to vigorously defend itself against these allegations, although there can be no assurances as to the successful defense of this matter. In addition, whether or not the Company were to prevail in litigation, such litigation is time consuming and costly.

SA TELECOMMUNICATIONS, INC. F/K/A SA HOLDINGS, INC. V. DICKINSON & CO., DICKINSON HOLDING CORP. AND POLISH TELEPHONE AND MICROWAVE CORPORATION

-- See "Legal Proceedings" in Company's 10-KSB for the period ended December 31, 1996

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits.  See Index to Exhibits on page 13.

            (b)   Reports on Form 8-K.
                  None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Telscape International, Inc.
                                       (Registrant)

Date: May 20, 1997                     By: /s/ E. SCOTT CRIST
                                           E. Scott Crist
                                           President and Chief Executive Officer

Date: May 20, 1997                     By: /s/ TODD M. BINET
                                           Todd M. Binet
                                           Executive Vice President and Chief
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

*11.1       -     Statements regarding computation of per share earnings

*27.1       -     Financial Data Schedule

 99         -     Form 10-KSB for the year ended December 31, 1996, filed on
                  March 31, 1997, and incorporated herein by reference

                                       14
-----------------
* fILED HEREWITH