Form 10QSB
period 1997-06-30
TELSCAPE INTERNATIONAL INC
filed 1997-08-14
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB

  X       Quarterly report under to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended June 30, 1997

          Transition report under to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the transitional period from           to

                        Commission File Number 0-24622

                         TELSCAPE INTERNATIONAL, INC.
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

       ________________________________________________________________
   (Former name, former address and former fiscal year if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X        No

3,868,438 shares of Registrant's common stock ($.001 Par Value) were outstanding as of August 12, 1997.

Transitional Small Business Disclosure Format (Check One): Yes _____ No  X

                          Telscape International, Inc.
                               Table of Contents
                                  Form 10-QSB
                                 June 30, 1997


                                                            Page

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements                              2

             Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996               2

             Consolidated Statements of Operations -
             Three Months and Six Months Ended
			 June 30, 1997 and 1996                            3

             Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1997 and 1996           4

             Notes to Consolidated Financial Statements        6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations     7

PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings                                14

   Item 4.   Submission of Matters to Vote of
             Security Holders                                 15

   Item 6.   Exhibits and Reports on Form 8-K                 15

          (a)    Exhibits

          (b)    Reports on Form 8-K

   Signatures                                                 16


                          Telscape International, Inc.
                          Consolidated Balance Sheets

                                ASSETS				   June 30, 1997   December 31,
Current:					                            (unaudited)		   1996
	Cash and cash equivalents			               $   3,179,684   $    494,781
	Accounts receivable, less allowance for doubtful
	    accounts of $328,000 and $57,000, respectively		1,946,396 	  2,034,728
	Inventories				                                1,708,689 	  2,045,195
	Prepaid expenses and other				                  651,161 	     90,216
	     Total current assets				                7,485,930 	  4,664,920
Property and Equipment, net of accumulated
	depreciation and amortization				            1,732,959 	    983,102
Goodwill, net of accumulated amortization				    3,063,367 	  3,173,759
Deferred income taxes					                      409,710 	    192,167
Other assets					                              206,106 	    357,090
	       Total assets			                       $   12,898,072  $  9,371,038

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
	Accounts payable			                       $	4,883,025  $  1,756,016
	Accrued expenses				                          343,940 	    317,973
	Customer deposits				                          251,173 	    405,859
	Deferred income taxes				                      311,778 	    371,948
	Other liabilities				                           36,442 	      ---
	Current portion of notes payable				          100,000 	      ---
	Current portion of capital lease obligations			  100,460   	  ---
	     Total current liabilities			 	            6,026,818 	  2,851,796

Long term notes payable					                      200,000 	      ---
Long term capital lease obligations					          213,026 	      ---
Minority interests					                          750,493 	    754,398
	       Total liabilities				                7,190,337 	  3,606,194

Shareholders' equity:
	Preferred stock, $.001 par value, 5,000,000 shares
	  authorized; without defined preference rights				 ---   		  ---
	Series A preferred stock, $.001 par value, 1,000,000
	  shares authorized				                             ---   		  ---
	Series B non-voting preferred stock, $ .001 par value
	 380,000 shares authorized, issued and outstanding			  380 		    380
	Common stock, $.001 par value, 25,000,000 shares
	 authorized; 3,951,797 shares issued in 1997; and
	 3,935,969 issued and outstanding in 1996			        3,952 	      3,936
	Additional paid-in capital				               11,909,663 	 11,883,719
	Treasury stock (83,359 shares at cost in 1997)			 (296,966)	      ---
	Capital subscriptions receivable				         (600,000)	   (600,000)
	Accumulated deficit				                       (5,309,294)	 (5,523,191)
	     Shareholders' equity				                5,707,735 	  5,764,844
	     Total liabilities and shareholders' equity    $   12,898,072  $  9,371,038

                          Telscape International, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)

                                                     Three Months Ended 	        Six Months Ended
											   June 30, 1997  June 30, 1996   June 30, 1997	June 30, 1996
Revenues	                                   $   6,170,381  $	 840,846   $	9,941,301 	$	1,350,084

Cost of revenues		                           3,468,504 	    507,934 	5,993,862 		  826,095

Gross profit		                               2,701,877 	    332,912 	3,947,439 		  523,989

Selling, general and administrative		           2,005,811 	    598,387 	3,637,609 		  999,931

Operating income (loss)		                         696,066 	   (265,475)	  309,830 		 (475,942)

Other income (expense):
    Interest, net		                               2,584 	     24,242           281 		   64,067
    Foreign exchange gain (loss)		              20,369 	     10,484 	   27,192 		    7,556
    Other		                                       8,281 	     44,450 	   30,528 		   44,450
    Write-off of investment in operating venture    (196,462)		  ---   	 (196,462)		    ---
    Litigation settlement 		                    (128,034)		  ---   	 (128,034)		    ---
    Total other income (expense), net		        (293,262)		 79,176 	 (266,495)		  116,073
Income (loss) before income tax
benefit (expense) and minority interests		     402,804 	   (186,299)	   43,335 		 (359,869)

Domestic and foreign income
tax benefit (expense):
    Current		                                     (54,522)		  ---        (111,055)		    ---
    Deferred		                                 189,524 	    (20,451)	  277,712 		  (27,599)
Total domestic and foreign income
tax benefit (expense)		                         135,002 	    (20,451)	  166,657 		  (27,599)
Income (loss) before minority interests		         537,806 	   (206,750)	  209,992 		 (387,468)
Minority interests in subsidiaries 		                  49 	        264 	    3,905 		     (126)

Net income (loss)	                            $    537,855   $   (206,486)  $   213,897 	  $	 (387,594)

Net income (loss) per common share	            $	    0.13   $	  (0.07)  $	     0.05 	  $	    (0.16)

Weighted average common and
common equivalent shares outstanding		       3,988,549 	  2,779,313  	3,998,660 		2,372,598


                          Telscape International, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

						                    		Six Months Ended June 30,
														1997		1996
Cash Flow From Operating Activities:
  Net income (loss)								    $  213,897	$ (387,594)
  Adjustments to reconcile net income
     (loss)to net cash provided by (used in)
	 operating activities:
    Allowance for doubtful accounts					   253,702      (5,630)
    Depreciation and amortization		               238,678  	39,889
    Allowance for inventory obsolescence		         ---          (571)
    Accrued employee benefits		                     ---           661
    Deferred income taxes		                         ---        11,453
    Issuance of common stock and warrants for services  24,380 		 ---
    Loss on sale of assets		                           997 		 ---
    Write-off of investment in operating venture	   196,462 		 ---
    Litigation settlement expense		                 3,034       ---
    Interest amortized on discounted
      short-term investments		                     ---        (8,196)
    Minority interest in subsidiary's
      income (losses)		                            (3,905)		   625
    Decrease in minority interests subscriptions
      receivable for equipment credits utilized		     ---        45,966
  Changes in operating assets and liabilities:
    Accounts receivable		                          (182,959)    (12,647)
    Inventory		                                   336,506    (194,952)
    Prepaids and other assets		                  (612,146)     93,566
    Accounts payable		                         3,144,598      54,675
    Accrued liabilities		                           (62,757)     10,159
    Other liabilities		                          (277,712)     46,349
      Net cash provided by (used in)
	    operating activities		                 3,272,775    (306,247)

Cash Flow From Investing Activities:
    Purchase of short term investments		             ---    (4,898,790)
    Redemption of short term investments		         ---     6,370,895
    Purchases of property and equipment		          (667,437)    (76,472)
    Proceeds from the sale of assets		             3,550       ---
    Proceeds from asset sale leaseback		           119,457 		 ---
    Acquisition of subsidiary, net of cash acquired		 ---      (227,185)
    Investment in operating venture		                 ---      (196,462)
      Net cash provided by (used in) investment
	    activities		                              (544,430)    971,986

Cash Flow From Financing Activities:
    Capital lease payments		                       (45,022)     (2,558)
    Proceeds from issuance of common stock		         1,580      23,764
      Net cash provided by (used in) financing
	    activities		                               (43,442)     21,206

Net increase in cash and cash equivalents		     2,684,903     686,945

Cash and cash equivalents at beginning of period	   494,781     173,255
Cash and cash equivalents at end of period	     $	 3,179,684 	$  860,200

Supplemental disclosure of cash flow information:

   Interest paid	                             $	     7,762 	$	 ---
   Taxes paid		                                   213,839 		 ---

Supplemental disclosure of non-cash investing and financing activities:

   Property and equipment acquired by execution of
   capital lease obligation:
      Property and equipment		                  (328,985)		 ---
      Capital lease financing		                   328,985       ---

   Issuance of notes and acquisition of treasury shares
   in litigation settlement:
      Litigation settlement		                        (3,034)		 ---
      Treasury stock		                          (296,966)      ---
      Notes payable		                               300,000       ---

   Issuance of preferred and common stock in exchange for shares of common in connection with reverse triangular merger:

      Excess of cost over net assets acquired		     ---     2,857,280
      Common stock		                                 ---        (1,605)
      Preferred stock		                             ---          (380)
      Additional paid-in capital		                 ---    (2,855,295)



                          Telscape International, Inc.
                  Notes to Consolidated Financial Statements
                                 (unaudited)

Note 1 - Financial statements

     The accompanying unaudited consolidated financial statements include the accounts of Telscape International, Inc. and its subsidiaries (collectively, the "Company").

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to quarterly reports on Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

      The Company has not yet adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement simplifies E.P.S. by eliminating Primary E.P.S. and common stock equivalents, replacing them with basic E.P.S. which reflects no dilution. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not believe this Statement will have a material impact on its financial statements.

       Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

       Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

        Both SFAS 130 and 131 are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

Note 2 - Foreign operations

      The consolidated financial statements include amounts for the Company's 90%-owned Polish subsidiary, DTS/ZWUT ("DTS/ZWUT"), the Company's wholly-owned subsidiary, Telereunion, Inc. ("Telereunion") and Telereunion's 97%-owned Mexican subsidiary, Vextro de Mexico, S.A. de C.V. ("Vextro") as follows:

     DTS/ZWUT (unaudited):

     As of June 30, 1997 and December 31, 1996, DTS/ZWUT had total assets of $1,019,946 and $1,070,184, respectively, and net assets of $794,964 and $823,715, respectively.


              Six months ended June 30,       Three months ended June 30,
                   1997          1996                1997          1996
Net sales      $376,745      $679,196            $162,674      $169,958
Net loss        (28,751)       (6,252)            (27,596)      (10,156)

     Telereunion (unaudited)(1):

     As of June 30, 1997 and December 31, 1996, Telereunion had total assets of $5,808,156 and $4,164,550, respectively, and net assets of $407,619 and $465,668, respectively.

                    Six months ended June 30,  Three months ended June 30,
                         1997          1996           1997          1996
Net sales          $5,547,663    $2,958,478     $2,881,286    $1,341,775
Net income (loss)     (41,666)     (157,348)        87,056        50,049

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

Note 3 - Net income (loss) per share

     The net income (loss) per common and common equivalent share is based on the weighted average number of shares of common stock outstanding. For the quarters ended June 30, 1997 and 1996, common equivalent shares include stock options and warrants for 80,605 and 81,962 shares, respectively, calculated by the treasury stock method. The average market price during each of the periods presented has been used in the calculation of equivalent shares in all periods presented as this results in the maximum dilutive effect.

       The Board of Directors of the Company has recently discovered that certain options have, by their express terms, terminated. Accordingly, the Company is recognizing the termination of 90,998 options at an exercise price of $0.80 per share and the termination of 141,618 options at an exercise price of $1.35 per share issued under certain of the Company's stock option plans.

Note 4 - Investment in operating venture

      During 1996, the Company invested $196,462 for a 7.21% equity interest in a venture with Elterix, a Polish company developing a private network for 70,000 telephone lines. During the quarter ended June 30, 1997, a tentative sales agreement for the sale of the Company's equity interest was not consummated and as a result of Elterix's financial and operational condition, the Company evaluated the carrying value of its investment and recorded a write off of $196,462 at June 30, 1997.

Note 5 - Business combinations

      On May 17, 1996, the Company acquired all of the stock of Telereunion, a privately- owned Delaware corporation. Telereunion, through Vextro, is a telecommunications equipment and service company with operations primarily in Mexico. The acquisition was accounted for under the purchase method of accounting. The consolidated operations of Telereunion and Vextro have been included in the Company's financial statements since the date of the acquisition.

Note 6 - Subsequent events

     On July 22, 1997, pursuant to a stock purchase agreement, Telereunion and Telscape USA, a wholly-owned subsidiary of the
Company , (collectively, the "Purchasers"), acquired all  of  the
outstanding  shares  of  Integracion  de  Redes  S.A.   de   C.V.
("Integracion")  and  Lan  and Wan S.A.  de  C.V.  ("Lan"),  both
Mexican   corporations    based  in  Mexico   City.   Integracion
distributes data and network integration equipment in Mexico and represents certain manufacturers and also provides the value-added service of systems integration. Lan provides labor and management services to Integracion. The acquisition was effective July 1, 1997.

     Under the terms of the acquisition, the Purchasers paid cash of $10,000 to the shareholders of Lan. As consideration for
Integracion,   the   Purchasers  paid  the   following   to   the
shareholders of Integracion: i) the sum of $120,000 in cash, ii) an aggregate of $2,201,000 in non-interest bearing promissory notes maturing at various dates through January 1, 2001, iii) an aggregate of $999,000 in non-interest bearing convertible notes maturing on September 1, 1999, which are convertible into 333,000 shares of common stock of the Company at an exercise price of $3.00 per share, iv) warrants for the purchase of up to 100,000 shares of Common Stock of the Company based on Integracion meeting certain performance requirements and v) a covenant by the Purchasers to pay $280,000 in the event that Integracion meets certain performance requirements over the cumulative periods
beginning  January  1, 1997 and ending December  31,  2000.   The
$10,000 and $120,000 paid at closing for Lan and Integracion, respectively, was funded from working capital. The acquistion will be accounted for under the purchase method of accounting.

     Since the Integracion and Lan acquisitions were completed in the  current  quarter, the Company's Form 10-QSB for the  quarter
ended   September   30,  1997  will  include  certain   financial
information on Integracion.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

      Certain statements contained herein are not based on historical facts, but are forward- looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, the Company's reliance on its permit from the Mexican government, the Company's reliance on certain key vendors, the Company's reliance on certain key customers, the Company's credit risk due to a limited number of customers in the international long distance business, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                    Outlook

      The  quarter ended June 30, 1997, further demonstrated  the
Company's shift in strategic focus to Mexico, Latin America and an increased emphasis on service revenues to complement its telecommunications equipment sales. The Company increased its
revenues    from    the   international   long    distance    and
telecommunications services business as well as its core telecommunications equipment business.

      Future trends for the revenues and profitability of the Company are difficult to predict. However, management anticipates continued growth in each of the markets in which the Company competes. The Company expects growth in the sales of its telecommunications equipment and services in Mexico. The Company expects continued success in its efforts to compete in the international long distance business and expects to have an increase in revenues as a result thereof. Management has within the last year taken steps to reduce operating expenses, including overhead, that should have the effect of increasing operating margins, provided that the Company's revenues remain level or increase.

      Revenues. In addition to the efforts in the international long distance area, there will be a continuing effort to expand the revenues generated from the Company's core telecommunications equipment business in both Mexico and Poland. The Company will continue to focus on increasing the value-added services component of the Mexican business and will explore the value-added services opportunities in Poland. As a result of the acquisition of Integracion, the Company expects to generate revenues in the data and networking market through equipment sales and value-added services.

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

     Operating Margin. The Company's management team has taken a number of steps to reduce operating expenses, including the reduction in work force in Poland as well as international headquarters. Management expects that these steps will improve the operating margin of the Company. The Company has already experienced a significant improvement in operating margins as the growth in sales has exceeded the growth in operating expenses.

                             Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended
June 30, 1996

      Revenues increased from $840,846 in 1996 to $6,170,381 in 1997. This increase of $5,329,535, or 634%, was due principally to the acquisition of Telereunion and the revenues generated from the sale of international long distance. Revenues for the Polish operations were relatively flat.

      Cost of Revenues increased from $507,934 in 1996 to $3,468,504 in 1997, or $2,960,570. The 583% increase in cost of revenues was due principally to the incremental cost of revenues attributable to the acquisition of Telereunion and the additional cost of revenues associated with the increase in the sale of international long distance. This increase was offset partially by a decrease in the cost of revenues associated with the Polish operations. The cost of revenues as a percentage of revenues decreased from 60.4% to 56.2%, or 4.2%. The decrease in cost of revenues as a percentage of revenues was due principally to the increase in the sales of international long distance and, to a lesser extent, a decrease in the cost of revenues associated with the Polish operations.

       Selling, General and Administrative Expenses ("SG&A") increased from $598,387 in 1996 to $2,005,811 in 1997, or
$1,407,424. The 235% increase in SG&A was due principally to the incremental SG&A attributable to the acquisition of Telereunion and, to a lesser extent, the merger of Orion.

      Overall SG&A as a percentage of revenues decreased from 71.2% to 32.5%, or 38.7%. This decrease was due to the lower SG&A as a percentage of revenues associated with Telereunion and the increase in revenues rapidly outpacing the growth in operating expenses.

      Other Income (Expense) decreased from $79,176 in 1996 to $(293,262) in 1997, or $372,438. The decrease in Other Income was due principally to the $196,462 write off of the Company's investment in Elterix, an operating joint venture, and a litigation settlement expense of $128,034.

      Income Tax Benefit (Expense) changed from an income tax expense of $(20,451) in 1996 to a tax benefit of $135,002 in 1997 due principally to the Company's utilization of its loss carryforwards to offset taxable income and the recognition of a portion of the deferred tax benefits related to the Company's tax loss carryforward.

      Net Income (Loss). The Company experienced a net loss of $(206,486) in 1996 as compared to a net income of $537,855 in 1997 due to a combination of the factors discussed above.


Six Months Ended June 30, 1997 Compared to Six Months Ended June
30, 1996

      Revenues increased from $1,350,084 in 1996 to $9,941,301 in 1997. This increase of $8,591,217, or 636%, was due principally to the acquisition of Telereunion and the revenues generated from the sale of international long distance. This increase in revenues was partially offset by a decline in the revenues from the Polish operations.

      Cost of Revenues increased from $826,095 in 1996 to $5,993,862 in 1997, or $5,167,767. The 626% increase in cost of revenues was due principally to the incremental cost of revenues attributable to the acquisition of Telereunion and the additional cost of revenues associated with the increase in the sale of international long distance. This increase was offset partially by a decrease in the cost of revenues associated with the Polish operations. The cost of revenues as a percentage of revenues decreased from 61.2% to 60.3%, or .9%. The decrease in cost of revenues as a percentage of revenues was due principally to the increase in the sales of international long distance and, to a lesser extent, a decrease in the cost of revenues associated with the Polish operations.

       Selling, General and Administrative Expenses ("SG&A") increased from $999,931 in 1996 to $3,637,609 in 1997, or
$2,637,678. The 264% increase in SG&A was due principally to the incremental SG&A attributable to the acquisition of Telereunion and, to a lesser extent, the merger of Orion.

      Overall SG&A as a percentage of revenues decreased from 74.1% to 36.6%, or 37.5%. This decrease was due to the lower SG&A as a percentage of revenues associated with Telereunion and the increase in revenues rapidly outpacing the growth in operating expenses.

      Other Income (Expense) decreased from $116,073 in 1996 to $(266,495) in 1997, or $382,568. The decrease in Other Income was due principally to the $196,462 write off of the Company's investment in Elterix, a litigation settlement expense of $128,034 and a decrease in net interest income of $63,786.

      Income Tax Benefit (Expense) changed from an income tax expense of $(27,599) in 1996 to a tax benefit of $166,657 in 1997 due principally to the Company's utilization of its loss carryforwards to offset taxable income and the recognition of a portion of the deferred tax benefits related to the Company's tax loss carryforward.

      Net Income (Loss). The Company experienced a net loss of $(387,594) in 1996 as compared to a net income of $213,897 in 1997 due to a combination of the factors discussed above.

                        Liquidity and Capital Resources

      Net cash provided by (used in) operating activities was $3,272,775 and ($306,247) for the six months ended June 30, 1997 and June 30, 1996, respectively. The increase in net cash provided by operations in 1997 as compared to 1996 was due primarily to an increase in working capital, primarily as a result of an increase in accounts payable and a decrease in inventory, and higher depreciation and amortization expense. In addition, the Company had net income for the period in 1997 versus a loss in 1996 and had significantly higher non-cash expenses in 1997 as compared to 1996.

      Net cash provided by (used in) investing activities was ($544,430) and $971,986 for the six months ended June 30, 1997 and June 30, 1996, respectively. The decrease in net cash provided from investing activities was primarily from the purchase of certain property and equipment in 1997 coupled with the net proceeds from the redemption in short-term investments in 1996.

      Net cash provided by (used in) financing activities was ($43,442) and $21,206 for the six months ended June 30, 1997 and June 30, 1996, respectively. The increase of $64,648 was due principally to capital lease payments in 1997 coupled with the issuance of capital stock in 1996.

      As of June 30, 1997, the Company had cash and cash equivalents of $3,179,684 and positive working capital of $1,459,112. The Company's cash requirements for fiscal 1997 and beyond will depend primarily upon the cash generated from its operations to meet its capital expenditures and working capital requirements. The Company does not have a revolving credit facility or any other commercial lending relationship. The Company has been successful in financing the purchase of certain capital expenditures. During the quarter ended March 31, 1997, the Company executed an equipment lease in the amount of $325,000 payable at approximately 13.5%, which expires in February, 2000. In May 1997, Vextro signed a three year equipment lease in the amount of $250,000 payable at approximately 9%, which expires in May 2000. The Company intends to finance its growth principally through cash flow from operations and additional capital lease financing as appropriate; however, there can be no assurance that this cash flow will be sufficient nor that the Company will be able to obtain lease financing on commercially reasonable lease terms, if at all.

      In connection with the acquisition of Integracion, the Company incurred certain debt, portions of which are maturing in the next 12 months. The Company believes that this debt can be repaid from cash flow from operations of the Company; however, there can be no assurance that this cash flow will be sufficient to meet these obligations.

      The Company believes that its current cash position, available vendor financing and cash flow from operations will be sufficient to fund the Company's capital expenditures and other cash needs for the next 12 months, absent any acquisitions; however, there can be no assurance that such will be the case. Additional funding through the incurrence of debt or sale of additional equity (or a combination of both) in all likelihood will be required to meet the Company's growth plans, although there can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If necessary funds are not available, the Company's business and results of operations and the future expansion of the business could be materially adversely affected.

                                 Uncertainties

      The Company continues to face many risks and uncertainties,
including  general  and  specific  market  economic  risks.   The
exploitation of the opportunities presented by the Mexican market
are  expected  to  require substantial  capital.   Vextro  had  a
positive cash flow from operations during the six months ended June 30, 1997; however, to the extent Vextro does not have a positive net cash flow from its operations in 1997, it can be expected that the Company would have to fund any shortfalls from its working capital. In addition, any capital expenditures needed to expand the operations of Vextro and Integracion would likely be funded from the working capital of the Company. Any such fundings would reduce the funds available to finance and expand the Company's operations in Poland as well as the Company's strategy to compete in the international long distance services business. Also, any economic crises in Mexico could result in the need to fund any cash flow shortfalls of Vextro and Integracion.

      As in any recently deregulated market, drastic changes and adjustments of regulations or changes in government policies may occur from time to time that will directly affect the Company. The Company's competitive position in the telecommunications services and long distance markets depends heavily on the license granted by the Mexican government. Should this permit be revoked for whatever reason, the Company would be severely impaired or unable to provide many of its telecommunications services. In addition, the Company relies on other carriers to complete the transmission of certain telecommunications services. To the extent that any of these carriers was to no longer do business with the Company, the Company would either have to find an alternate source or not be able to provide those services.

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

      The international long distance market, although large and rapidly growing, is also very competitive. The Company will compete in this market with companies that have greater experience and substantially greater resources, both financial and otherwise. In addition, the Company will face certain additional risks in competing in this market, including changes in U.S. and foreign government regulations and telecommunications standards, dependence on strategic partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. In addition, the Company could be adversely affected by a reversal in the trend toward deregulation of telecommunication carriers. The Company's international long distance business is heavily dependent upon a strategic marketing relationship with a third party for much of its international long distance business. To the extent that this strategic relationship were to terminate for any reason, the Company would have to find an alternate source of customers which would have a material adverse affect on the Company's operations. Furthermore, this strategic relationship creates a credit concentration risk for the Company. The Company will be increasingly exposed to these risks as it expands its presence in this market.

      The Company is also pursuing a strategy of growth through selective acquisitions. However, there can be no assurance that any acquisition will be completed, financing will be available, attractive candidates will be identified in the future, or if completed, any acquisition will be beneficial to the Company.

Foreign Currency Risk

      The general economic conditions of Poland and Mexico are greatly affected by the fluctuations in exchange rates and inflation. The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that pay in U.S. dollars. In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. The Company's functional currency in both Poland and Mexico is the U.S. dollar because the majority of its transactions are in such currency. However, from time to time the Company transacts in the local currency and thus faces foreign currency risk with respect to these transactions. In the international long distance services business, the U.S.-originated calls will be paid in U.S. dollars; however, the Company also expects to derive a certain portion of its revenues from calls originated outside of the U.S. thus exposing the Company to additional exchange rate risk. The Company may choose to limit its exposure to foreign currency risk through the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that any foreign currency hedging strategy would be successful in avoiding exchange-related losses.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Mark Vance v. Telscape International, Inc.

     As previously disclosed in the Company's 10-KSB for the period ended December 31, 1996, on or about January 17, 1997, Mark Vance, a former officer of the Company, filed a lawsuit against the Company, styled Case No. 9-02268; Mark Vance v.
Telscape International, Inc.; in the 295th District Court of Harris County, Texas. The plaintiff has prayed for relief of $350,000 in damages plus pre-judgment and post-judgment interest. The plaintiff alleged breach of contract, breach of fiduciary duty, breach of a duty of good faith and fair dealing and fraud in connection with the termination of his employment with the Company which occurred on January 10, 1997.

     On June 19, 1997 the Company filed a motion for summary judgment on the plaintiff's claims. On July 17, 1997, after a hearing on the motion, the presiding judge granted the motion for summary judgment in part and denied it in part. As to the plaintiff's claims for breach of fiduciary duty and the duty of good faith and fair dealing, the presiding judge granted the motion for summary judgment. As to the plaintiff's breach of contract claim, the court granted the Company's motion as to damages for a three year period. On April 15, 1997, the plaintiff abandoned his fraud claim in a Rule 11 Agreement.

     The Company intends to vigorously defend itself against any remaining claims that the plaintiff may have and believes it has meritorious defenses thereto, although there can be no assurances as to the successful defense of these claims. In addition, whether or not the Company were to prevail in litigation, such litigation is time consuming and costly.

In Re:  The Estate of Nina Jean Obel, Deceased et al v. Telscape
International, Inc. et al

     Effective May 23, 1997, the Company entered into a compromise and settlement agreement ("Agreement") with respect to the above-referenced lawsuit ("Lawsuit") which was disclosed in the Company's 10-KSB and 10-QSB for the periods ended December
31, 1996 and March 31, 1997, respectively. The Agreement was subject to court approval and dismissal of the case both of which have occurred.

     Pursuant to the Agreement, the Company agreed to repurchase all of the 83,359 shares of Company common stock owned by the plaintiffs for total consideration of $425,000. The consideration was paid $125,000 in cash upon the execution of the Agreement and the balance is to be paid out over three years in six semi-annual payments of $50,000 each. The outstanding principal balance accrues simple interest at 6% per annum. In return for this consideration, the plaintiffs have agreed to release Telscape and the other defendant from any and all claims in connection with the Lawsuit.

Item 4.   Submission of Matters to a Vote of Security Holders

      The  Company's Annual Meeting of Shareholders was  held  on
June 16, 1997, to elect six members of the Board of Directors to a one year term and to ratify the selection of BDO Seidman LLP as the Company's independent accountants.

     The votes were cast as follows:

                                        Withhold
                         Number of      Authority
     Nominee             Votes For      to Vote

     E. Scott Crist      2,941,453      12,850
     Manual Landa        2,942,453      11,850
     Oscar Garcia        2,942,453      11,850
     Ricardo Orea        2,942 453      11,850
     Todd M. Binet       2,941,013      13,290
     Darrel O. Kirkland  2,941,452      12,850

      With respect to the proposal to ratify the selection of BDO
Seidman LLP, the number of votes cast for, against and the number of abstentions were 2,940,803, 10,500 and 3,000, respectively.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits.  See Index to Exhibits on page 17.

          (b)  Reports on Form 8-K.

     On June 10, 1997, the Company filed a report on Form 8-K reporting that the Company had entered into a compromise and settlement agreement in the lawsuit In Re:The Estate of Nina Jean Obel, Deceased et al v. Telscape International, Inc. et al which had been previously disclosed in the Company's 10-KSB and 10-QSB for the periods ended December 31, 1996 and March 31, 1997, respectively.

                           Signatures


     In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Telscape International, Inc.
                                   (Registrant)


Date: August 14, 1997              By: /s/ E. SCOTT CRIST
                                   E. Scott Crist
                                   President and Chief Executive Officer


Date: August 14, 1997              By: /s/ TODD M. BINET
                                   Todd M. Binet
                                   Executive Vice President and
								   Chief Financial Officer (Principal Financial
								   and Chief Accounting Officer)

                       Index of Exhibits

Exhibit No.               Description

  3.1     -    Articles of Incorporation of the
               Registrant, as amended (filed as Exhibit 3.1 to
               the Company's Registration Statement No. 33-80542-
               D and incorporated herein by reference)
  3.2     -    Bylaws of the Registrant, as amended
               (filed as Exhibit 3.2 to the Company's
               Registration Statement No. 33-80542-D and
               incorporated herein by reference)
  4.1     -    Form of Certificate evidencing Common Stock
			   (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)
  4.2     -    Form of Warrant Agreement between
               American Stock Transfer & Trust Company and the
               Company (filed as Exhibit 4.2 to the Company's
               Registration Statement No. 33-80542-D and
               incorporated herein by reference)
  4.3     -    Form of Warrant Certificate evidencing
               the Warrants (filed as Exhibit 4.3 to the
               Company's Registration Statement No. 33-80542-D
               and incorporated herein by reference)
  4.4     -    Form of Statement of the establishment of
               the Series B non-voting, non-participating Preferred
               Stock (filed as Exhibit 4.1 to the Company's Report
               on Form 10-QSB for the quarter ended June 30, 1996
               and incorporated herein by reference)
*11.1     -    Statements regarding computation of per
               share earnings
*27.1     -    Financial Data Schedule
_________________
*Filed herewith