Form 10QSB
period 1997-09-30
TELSCAPE INTERNATIONAL INC
filed 1997-11-12
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

  X Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended SEPTEMBER 30, 1997

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

                               Yes    X        No

3,972,797 shares of Registrant's common stock ($.001 Par Value) were outstanding as of November 12, 1997.

Transitional Small Business Disclosure Format (Check One): Yes    No    X

                          Telscape International, Inc.
                               Table of Contents
                                  Form 10-QSB
                               September 30, 1997



                                                                    PAGE

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets -
            September 30, 1997 and December 31, 1996                  2

            Consolidated Statements of Operations -
            Three Months and Nine Months Ended
            September 30, 1997 and 1996                               3

            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996             4

            Notes to Consolidated Financial Statements                6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations            12


PART II.    OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                         19

            (a)  Exhibits

            (b)  Reports on Form 8-K

            Signatures                                               20

                          Telscape International, Inc.
                         Consolidated Balance Sheet

                ASSETS                       September 30, 1997   December 31,
Current:                                        (unaudited)          1996
  Cash and cash equivalents                  $   5,757,839       $    494,781
  Accounts receivable, less allowance
    for doubtful accounts of $506,000
    and $57,000, respectively                    4,829,641          2,034,728
  Inventories                                    2,378,895          2,045,195
  Prepaid expenses and other                     1,709,213             90,216
        Total current assets                    14,675,588          4,664,920
Property and equipment, net of accumulated
  depreciation and amortization                  1,928,505            983,102
Goodwill, net of accumulated amortization        4,645,235          3,173,759
Deferred income taxes                              466,692            192,167
Other assets                                       321,126            357,090
        Total assets                         $  22,037,146       $  9,371,038

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $   7,535,187       $  1,756,016
  Accrued expenses                               1,243,002            317,973
  Customer deposits                                285,549            405,859
  Deferred income taxes                            437,534            371,948
  Current portion of notes payable               2,088,525              ---
  Current portion of capital lease
    obligations                                    104,017              ---
        Total current liabilities               11,693,814          2,851,796

Long term notes payable                          2,530,465              ---
Long term capital lease obligations                163,245              ---
Minority interests                                 737,549            754,398
Commitments and contingencies:

Series B non-voting preferred stock,
  $.001 par value, 380,000 shares
  authorized, issued and outstanding                   380                380
  mandatorily redeemable upon achievement
  of certain performance measures

Shareholders' equity:

  Preferred stock, $.001 par value,
    5,000,000 shares authorized; without
    defined preference rights                        ---                ---
  Series A preferred stock, $.001 par value,
    1,000,000 shares authorized                      ---                ---
  Common stock, $.001 par value,
    25,000,000 shares authorized; 3,952,797
    shares issued in 1997; and 3,935,969
    issued and outstanding in 1996                   3,953              3,936
  Additional paid-in capital                    11,911,852         11,883,719
  Treasury stock (83,359 shares at cost in 1997)  (296,966)             ---
  Capital subscriptions receivable                (600,000)          (600,000)
  Accumulated deficit                           (4,107,146)        (5,523,191)
      Shareholders' equity                       6,911,693          5,764,464
        Total liabilities and
          shareholders' equity               $  22,037,146       $  9,371,038

                           Telscape International, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                      Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                      1997          1996       1997         1996
 Revenues                         $12,192,390   $ 1,255,059   $22,133,691  $ 2,824,497

 Cost of revenues                   8,454,888       551,983    14,448,750    1,437,566

 Gross profit                       3,737,502       703,076     7,684,941    1,386,931

 Selling, general and
   administrative                   2,568,226     1,089,052     6,205,835    2,225,047

 Operating income (loss)            1,169,276      (385,976)    1,479,106     (838,116)

 Other income (expense):
   Interest, net                      (44,248)       22,965       (43,967)      88,984
   Foreign exchange gain (loss)       (29,407)       45,020        (2,215)      52,576
   Other                               14,504         4,842        45,032       50,004
   Write-off of investment
     in operating venture               ---           ---        (196,462)       ---
   Litigation settlement                ---           ---        (128,034)       ---
   Total other income (expense), net  (59,151)       72,827      (325,646)     191,564
 Income (loss) before income tax
   benefit (expense) and minority
   interests                        1,110,125      (313,149)    1,153,460     (646,552)

 Income tax benefit (expense)          79,079        (4,940)      245,736      (32,539)
 Income (loss) before minority
   interests                        1,189,204      (318,089)    1,399,196     (679,091)
 Minority interests in subsidiaries    12,944        (7,475)       16,849       (7,601)

 Net income (loss)                $ 1,202,148   $  (325,564)  $ 1,416,045  $  (686,692)


 Primary earnings per share       $      0.25   $     (0.09)  $      0.33  $     (0.24)

 Fully diluted earnings
   per share (1)                  $      0.17         ---     $      0.23        ---


 (/TABLE)

 (1) Inclusion of additional shares under a fully diluted analysis in 1996 is inapproporiate due to the anti-dilutive result.

                          Telscape International, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                           Nine Months Ended September 30,
                                                                 1997            1996
Cash Flow From Operating Activities:
  Net income (loss)                                        $ 1,416,045       $  (686,692)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Provision for doubtful accounts                            449,500             ---
    Depreciation and amortization                              430,501            76,450
    Deferred income taxes                                     (208,939)           19,436
    Write-off of investment in operating venture               196,462             ---
    Litigation settlement expense                                3,034             ---
    Imputed interest on non interest bearing notes              68,076             ---
    Minority interest in subsidiaries' income (losses)         (16,849)            7,601
  Changes in operating assets and liabilities:
    Accounts receivable                                     (1,248,621)         (134,067)
    Inventory                                                   96,449          (585,225)
    Prepaid and other assets                                (1,715,849)          (47,937)
    Accounts payable                                         5,788,803           218,797
    Accrued expenses and customer deposits                     681,699          (260,060)
      Net cash provided by (used in) operating activities    5,940,311        (1,391,697)

Cash Flow From Investing Activities:
    Purchase of short term investments                           ---          (4,898,790)
    Redemption of short term investments                         ---           6,812,426
    Purchases of property and equipment                       (926,877)         (216,501)
    Proceeds from asset sale leaseback                         119,457             ---
    Acquisition of subsidiary, net of cash acquired              ---            (412,884)
    Cash acquired in acquisition, net of purchase price        177,038             ---
    Organization costs                                                           (25,000)
    Investment in operating venture                              ---            (196,462)
      Net cash provided by (used in) investment activities    (630,382)        1,062,789

Cash Flow From Financing Activities:
    Capital lease payments                                     (61,723)           (5,635)
    Proceeds from issuance of common stock                      14,852           563,622
      Net cash provided by (used in) financing activities      (46,871)          557,987

Net increase in cash and cash equivalents                    5,263,058           229,079

Cash and cash equivalents at beginning of period               494,781           173,255
Cash and cash equivalents at end of period                 $ 5,757,839       $   402,334

</TABLE)

                          Telscape International, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                             Nine Months Ended September 30,
                                                  1997            1996

Supplemental disclosure
  of cash flow information:

   Interest paid                               $   83,536   $    30,323
   Taxes paid                                     450,667        32,539

Supplemental disclosure of non-cash
investing and financing activities:

   Property and equipment acquired by
   execution of capital lease obligation:
      Property and equipment                     (328,985)        ---
      Capital lease financing                     328,985         ---

   Issuance of notes and acquisition of
   treasury shares in litigation settlement:
      Litigation settlement                        (3,034)        ---
      Treasury stock                             (296,966)        ---
      Notes payable                               300,000         ---

   Issuance of preferred and common stock
   in exchange for shares of common stock
   in connection with reverse triangular merger:

      Excess of cost over net assets acquired       ---       2,857,280
      Common stock                                  ---          (1,605)
      Preferred stock                               ---            (380)
      Additional paid-in capital                    ---      (2,855,295)

   Issuance of promissory notes in connection
   with the acquisition of Integracion:         2,555,401         ---


                          TELSCAPE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include the accounts of Telscape International, Inc. and its subsidiaries (collectively, the "Company").

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to quarterly reports on Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December
31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form
10-KSB for the year ended December 31, 1996.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

     The accompanying financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. The actual results could differ from those estimates.

ECONOMIC CONDITIONS

     The devaluation of the Mexican peso in late 1994 caused Mexico to experience an economic crisis characterized by exchange rate instability, increased inflation, high domestic interest rates, reduced consumer purchasing power and high unemployment. Consequently, the Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions could have a significant effect on Mexican companies, including the Company's customers, and overall market conditions.

     The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that pay in U.S. dollars. In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. Nevertheless, significant adverse effects from any downturns in the Mexican economy could result in an adverse effect on the Company's operations. The Company also has a significant amount of its payables denominated in pesos which exposes the Company to exchange rate risk.

     Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE," simplifies E.P.S. by eliminating Primary E.P.S. and common stock equivalents, replacing them with basic E.P.S., which reflects no dilution. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not believe this statement will have a material impact on its financial statements.

     Statement of Financial Accounting Standards No. 130, "REPORTING
COMPREHENSIVE INCOME," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131, "DISCLOSURE ABOUT
SEGMENTS OF A BUSINESS ENTERPRISE," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

     SFAS 130 and 131 are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

NOTE 2 - BUSINESS COMBINATIONS

     On May 17, 1996, the Company acquired all of the common stock of Telereunion, Inc. ("Telereunion"), a privately-owned Delaware corporation.
Telereunion, through Vextro de Mexico, S.A. de C.V. ("Vextro"), is a telecommunications equipment and service company with operations in Mexico.
The acquisition was accounted for under the purchase method of accounting. The consolidated operations of Telereunion and Vextro have been included in the Company's financial statements since the date of the acquisition.

     Effective July 1, 1997, pursuant to a stock purchase agreement, the Company acquired all of the outstanding shares of Integracion de Redes, S.A. de C.V. ("Integracion") and Lan and Wan S.A. de C.V. ("Lan"), both
Mexican corporations based in Mexico City. Integracion distributes data and network integration equipment in Mexico and represents certain manufacturers and also provides the value-added service of systems integration. Lan provides labor and management services to Integracion.

     Under the terms of the acquisition, the Company paid cash of $10,000 to the shareholders of Lan. As consideration for Integracion, the Company paid the following to the shareholders of Integracion: i) the sum of $120,000 in cash, ii) an aggregate of $2,201,000 in non-interest bearing promissory notes maturing at various dates through January 1, 2001, iii) an aggregate of $999,000 in non-interest bearing convertible notes maturing on September 1, 1999, which are convertible into 333,000 shares of common stock of the Company at an exercise price of $3.00 per share, representing the quoted market price of the Company's common stock at the date of the transaction,
iv) warrants for the purchase of up to 100,000 shares of common stock of the Company based on Integracion meeting certain performance requirements and v) a covenant by the Purchasers to pay $280,000 in the event that Integracion meets certain performance requirements over the cumulative periods beginning January 1, 1997 and ending December 31, 2000. The
$10,000 and $120,000 paid at closing for Lan and Integracion, respectively, was funded from working capital. The acquisition was accounted for under the purchase method of accounting. The consolidated operations of Lan and Integracion have been included in the Company's financial statements since the date of the acquisition.

     The following presents the unaudited pro forma results of operations of the Company for the year ended December 31, 1996 and the nine months ended September 30, 1997, as if the acquisitions of Telereunion/Vextro and Integracion/Lan had occurred on January 1, 1996:

                                   Twelve Months Ended   Nine Months Ended
                                    December 31, 1996   September 30, 1997
                                                  (unaudited)

Pro forma revenues                    $  11,554,291        $  26,779,808
Pro forma operating income               (1,581,457)           2,170,311
 (loss)
Pro forma net income (loss)              (1,923,285)           1,621,299
Pro forma primary net income (loss)           (0.61)                0.39
 per share
Pro forma fully dilutive net income   $        -           $        0.27
 (loss) per share

     The unaudited pro forma consolidated financial statements of Telereunion/Vextro and Integracion/Lan have been prepared as if the business combinations had been consummated as of January 1, 1996. The information is not necessarily indicative of the results of operations and financial position of the Company as they may be in the future or as they might have been had the business combinations been consummated as of January 1, 1996. The pro forma consolidated financial data should be read in conjunction with the audited historical consolidated financial data and related notes in the Company's annual report on Form 10-KSB for the year ended December 31, 1996 and the pro forma financial statements included in the Company's report on Form
8-K/A dated October 6, 1997.

NOTE 3 - NET INCOME (LOSS) PER SHARE

     Primary net income (loss) per common share is based on the weighted average number of shares of common and common equivalent shares outstanding.
Common stock equivalents include the number of shares issuable upon exercise of stock options, non performance-based warrants and shares to be issued upon the conversion of convertible debt, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.
As the Company's options and warrants exceed 20% of the common shares outstanding at September 30, 1997, all options and warrrants outstanding are assumed to be exercised including both those that are individually dilutive and anti-dilutive. A portion of the proceeds from this assumed exercise of options and warrants are assumed to be utilized to repurchase treasury shares equal to 20% of the Company's outstanding shares at September 30, 1997. The balance of the proceeds is assumed to be utilized to pay off debt and then invested in U.S. Government securities. These assumed interest savings and earnings are added back to net income as reported in calculating earnings per share. The interest savings created from the assumed conversion of convertible debt is also added back to net income as reported.

     In addition to common stock and common stock equivalents, fully diluted earnings per share also include the effect of performance-based warrants issued in connection with the Telereunion/Vextro and Integracion/Lan acquisitions.
The Company has 2,595,000 warrants outstanding issued in connection with the acquisition of Telereunion/Vextro. These warrants have an exercise price of $2.19 and are exercisable at stated percentages upon the achievement of certain operating performance measures or vest fully if the Company's common stock price exceeds $12.00 for ninety consecutive trading days. The Company has 100,000 warrants outstanding issued in connection with the Integracion/Lan acquisition. These warrants are exercisable at $3.00 per share and vest upon the achievement of certain operating performance measures relating to the Company's data and networking equipment business. The Company believes that it is reasonably possible that the vesting requirements relating to all 2,695,000 performance-based warrants will be achieved and has thus included such warrants in the calculation of weighted average fully diluted shares outstanding. The Company did not report fully diluted earnings per share for 1996 as such number would have understated the loss per share due to the anti-dilutive effect of additional shares being included in the calculation. Following is a summary of the primary and fully diluted earnings per share calculations:

                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    1997        1996         1997        1996
Primary earnings per share:

Net income as reported          $1,202,148  $ (325,564)  $1,416,045 $ (686,692)

Interest savings/earnings
for earnings per share purposes    163,856       ---        316,454      ---

Net income (loss) applicable
to common stockholders          $1,366,004  $ (325,564)  $1,732,499 $ (686,692)

Net income (loss) per common    $     0.25  $    (0.09)  $     0.33 $    (0.24)
share

Weighted average common and
common equivalent shares         5,495,884   3,723,394    5,260,366  2,822,867
outstanding

                              Three Months Ended  Nine Months Ended
                              September 30, 1997  September 30, 1997

Fully diluted earnings per
share: (1)

Net income as reported          $ 1,202,148          $ 1,416,045

Interest savings/earnings for
earnings per share purposes         170,395              400,322

Net income applicable to        $ 1,372,543          $ 1,816,367
common stockholder

Net income per share            $      0.17          $      0.23

Weighted average number of        8,190,884            7,888,578
fully diluted shares

(1) Inclusion of additional shares under a fully diluted analysis in 1996 is inappropriate due to the anti-dilutive result.

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

NOTE 5 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     The Company's notes payable and capital lease obligations consist of the following:

                                              As of September 30, 1997
                                            Notes Payable   Capital Lease
Non-interest bearing promissory notes,      $ 1,805,753
imputed interest at 10%, unamortized
discount of $395,247, issued in connection
with Integracion acquisition, maturing at
various dates through January 1, 2001 (See
Note 2)

Non-interest bearing promissory note,           817,722
imputed interest at 10%, unamortized
discount of $188,277, issued in connection
with Integracion acquisition, convertible
into 333,000 shares of common stock, and
maturing on September 1, 1999 (See Note 2)

Promissory note issued to repurchase common     300,000
stock, payable in six semi-annual
installments through May 20, 2000, and
bearing interest at 6%

Promissory note issued to a vendor,           1,695,515
denominated in Mexican pesos, payable in
four semi-monthly installments, and bearing
interest at 18.5%

Capital lease obligation payable in monthly
installments of $11,244 including principal                   267,262
and interest maturing February 28, 2000

Total notes payable and capital leases        4,618,990       267,262

Current portion                             $ 2,088,525    $  104,017

Long term portion
                                            $ 2,530,465    $  163,245

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

     On June 19, 1997, the Company filed a motion for summary judgment on the plaintiff's claims. On July 17, 1997, after a hearing on the motion, the presiding judge granted the motion for summary judgment in part and denied it in part. As to the plaintiff's claims for breach of fiduciary duty and the duty of good faith and fair dealing, the presiding judge granted the motion for summary judgment. As to the plaintiff's breach of contract claim, the court granted the Company's motion as to damages for a three year period.
On April 15, 1997, the plaintiff abandoned his fraud claim in a Rule 11
Agreement.

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

IN RE: THE ESTATE OF NINA JEAN OBEL, DECEASED ET AL V. TELSCAPE INTERNATIONAL,
INC. ET AL

     Effective May 23, 1997, the Company entered into a compromise and settlement agreement ("Agreement") with respect to the above-referenced lawsuit ("Lawsuit") which was disclosed in the Company's 10-KSB and 10-QSB for the periods ended December 31, 1996 and March 31, 1997, respectively.
The Agreement was subject to court approval and dismissal of the case, both of which have occurred.

     Pursuant to the Agreement, the Company agreed to repurchase all of the 83,359 shares of Company common stock owned by the plaintiffs for total consideration of $425,000. The consideration was paid $125,000 in cash upon the execution of the Agreement and the balance is to be paid out over three years in six semi-annual payments of $50,000 each. The outstanding principal balance accrues simple interest at 6% per annum. In return for this consideration, the plaintiffs have agreed to release the Company and the other defendant from any and all claims in connection with the Lawsuit.

SERIES B NON-VOTING, NON-PARTICIPATING PREFERRED STOCK

     The Series B Non-Voting, Non-Participating Preferred Stock issued in connection with the Telereunion acquisition is mandatorily redeemable by the Company upon the achievement of certain operating performance requirements at a price of $1.00 per share, or $380,000. Management believes that the achievement of these performance measures is reasonably possible in the near term requiring the redemption of these preferred shares.

NOTE 7 - SUBSEQUENT EVENTS

     On October 1, 1997, pursuant to a stock purchase agreement the Company acquired all of the outstanding shares of N.S.I., S.A. de C.V. ("NSI"), a Mexican corporation based in Mexico City. NSI distributes data and network integration equipment in Mexico and represents such manufacturers as 3Com and Newbridge Networks and also provides the value-added service of systems integration.

     Under the terms of the acquisition, the company paid cash of $1,000
USD to the shareholders of NSI and agreed to guarantee the repayment of approximately $260,000 USD to one of the sellers. The $1,000 paid at closing for NSI was funded out of working capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions (including foreign currency exchange risk), the impact of competition and pricing, the Company's reliance on its permit from the Mexican government, the Company's reliance on certain key vendors, the Company's reliance on certain key customers, the Company's credit risk due to a limited number of customers in the international long distance business, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                    OUTLOOK

     The quarter ended September 30, 1997 further demonstrated the Company's shift in strategic focus to Mexico, Latin America and an increased emphasis on service revenues to complement its telecommunications equipment sales.
The Company increased its revenues from the international long distance and telecommunications services business as well as its core telecommunications equipment business.

     Since the quarter ended June 30, 1997, the Company completed two strategic acquisitions in Mexico in the data and network equipment market. Both acquisitions are expected to contribute to revenue and profitability growth in the near term.

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

     REVENUES. In addition to the Company's efforts to expand in the international long distance business, there will be a continuing effort to expand the revenues generated from the Company's core telecommunications equipment business in both Mexico and Poland. The Company will continue to focus on increasing the value-added services component of the Mexican business.

     GROSS MARGIN.  Due to the change in strategic focus of the Company and the dramatic reduction of Polish revenues as a percentage of overall revenues, comparison of gross margins from 1997 to 1996 are not meaningful.
In the third quarter ended September 30, 1997, the Company's cost of revenues as a percentage of revenues increased from the second quarter ended
June 30, 1997 due principally to the sale of lower margin equipment at
Vextro and Integracion.   In the near term, barring any unanticipated change
in cost structure, Management expects cost of revenues as a percentage of revenues to remain flat or improve somewhat.  The Company's gross margins in the future will be influenced by the mix of lower margin equipment sales relative to higher margin services sales (including international long distance). The Company expects that it will face certain pricing pressures in the international long distance market it serves, which may result in higher cost of revenues as a percentage of sales.  The Company intends to expand its offering of international long distance to countries which may realize lower gross margins than the present international long distance sales.  Management will continue to pursue ways to reduce costs.

     OPERATING MARGIN. Operating income as a percentage of revenues has been improving as the Company's revenue growth has outpaced the growth in operating expenses and the Company has realized efficiencies in integrating acquisitions.

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 1996

     REVENUES increased from $1,255,059 in 1996 to $12,192,390 in 1997.
This increase of $10,937,331, or 871%, was due principally to the acquisitions of Integracion and the revenues generated from the sale of international long distance. In addition, the Company experienced higher sales at Vextro.

     COST OF REVENUES increased from $551,983 in 1996 to $8,454,888 in 1997, or $7,902,905. The 1,432% increase in cost of revenues was due principally to the additional cost of revenues associated with the increase in the sale of international long distance and the incremental cost of revenues attributable to the acquisition of Integracion. In addition, cost of revenues increased due to the higher sales generated at Vextro. The cost of revenues as a percentage of revenues increased from 44.0% to 69.3%, or 25.3%, due principally to a significant change in the mix of the Company's products to lower margin products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from
$1,089,052 in 1996 to $2,568,226 in 1997, or $1,479,174. The 136% increase in SG&A was due principally to the incremental SG&A attributable to the operations of Integracion and, to a lesser extent, the merger of Orion.

     Overall SG&A as a percentage of revenues decreased from 86.8% to 21.1%, or 65.7%. This decrease was due principally to the growth in revenues rapidly outpacing the growth in operating expenses and, to a lesser extent, the inclusion of the lower operating expenses as a percentage of revenues of Integracion in the Company's results.

     OTHER INCOME (EXPENSE) decreased from $72,827 in 1996 to $(59,151) in
1997, or $131,978. This decrease is due to interest expense in 1997, relating to the amortization of interest expense on notes issued in connection with the Integracion acquisition, as compared to interest income in 1996 and a foreign exchange loss in 1997 as compared to a foreign exchange gain in 1996.

     INCOME TAX BENEFIT (EXPENSE) changed from an income tax expense of $(4,940) in 1996 to a tax benefit of $79,079 in 1997 due principally to the Company's utilization of its loss carryforwards to offset taxable income.

     NET INCOME (LOSS). The Company experienced a net loss of $(325,564) in 1996 as compared to a net income of $1,202,148 in 1997 due to a combination of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 1996

     REVENUES increased from $2,824,497 in 1996 to $22,133,691 in 1997.
This increase of $19,309,194, or 684%, was due principally to the acquisitions of Integracion and the revenues generated from the sale of international long distance. In addition, the Company experienced higher sales at Vextro.

     COST OF REVENUES increased from $1,437,566 in 1996 to $14,448,750 in
1997, or $13,011,184. The 905% increase in cost of revenues was due principally to the additional cost of revenues associated with the increase in the sale of international long distance and the incremental cost of revenues attributable to the acquisition of Integracion. In addition, cost of revenues increased due to the higher sales generated at Vextro. The cost of revenues as a percentage of revenues increased from 50.9% to 65.3%, or 14.4%, due principally to a significant change in the mix of the Company's products to lower margin products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from
$2,225,047 in 1996 to $6,205,835 in 1997, or $3,980,788. The 179% increase in SG&A was due principally to the incremental SG&A attributable to the operations of Telereunion and Integracion and, to a lesser extent, the merger of Orion.

     Overall SG&A as a percentage of revenues decreased from 78.8% to 28.0%, or 50.8%. This decrease was due principally to the growth in revenues rapidly outpacing the growth in operating expenses and, to a lesser extent, the inclusion of the lower operating expenses as a percentage of revenues of Integracion in the Company's results.

     OTHER INCOME (EXPENSE) decreased from $191,564 in 1996 to $(325,646) in
1997, or $517,210. The decrease in Other Income was due principally to the $196,462 write off of the Company's investment in Elterix and a litigation settlement expense of $128,034. In addition, the Company incurred interest expense in 1997, relating to the amortization of interest expense on notes issued in connection with the Integracion acquisition, as compared to interest income in 1996, and a foreign exchange loss in 1997 as compared to a foreign exchange gain in 1996.

     INCOME TAX BENEFIT (EXPENSE) changed from an income tax expense of $(32,539) in 1996 to a tax benefit of $245,736 in 1997 due principally to the Company's utilization of its loss carryforwards to offset taxable income and the recognition of a portion of the deferred tax benefits related to the Company's tax loss carryforward.

     NET INCOME (LOSS). The Company experienced a net loss of $(686,692) in 1996 as compared to a net income of $1,416,045 in 1997 due to a combination of the factors discussed above.


                        LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $5,940,311 and ($1,391,697) for the nine months ended September 30, 1997 and September 30, 1996, respectively. The increase in net cash provided by operations in 1997 as compared to 1996 was due primarily to a significant improvement in working capital and higher revenues and operating income for the period.

     Net cash provided by (used in) investing activities was ($630,382) and $1,062,789 for the nine months ended September 30, 1997 and September 30, 1996, respectively. The decrease in net cash provided from investing activities was primarily from the purchase of certain property and equipment in 1997 coupled with the net proceeds from the redemption in short-term investments in 1996.

     Net cash provided by (used in) financing activities was ($46,871) and $557,987 for the nine months ended September 30, 1997 and September 30, 1996, respectively. The Company had significant proceeds from the issuance of its common stock in 1996. In 1997, the main use of cash for financing activities was to service capital lease obligations.

     As of September 30, 1997, the Company had cash and cash equivalents of $5,757,839 and positive working capital of $2,981,774. The Company's cash requirements for fiscal 1997 and beyond will depend primarily upon the cash generated from its operations to meet its capital expenditures, working capital requirements and financing requirements of any acquisitions.
The Company does not have a revolving credit facility or any other commercial lending relationship. The Company has been successful in financing the purchase of certain capital expenditures. During the quarter ended March 31, 1997, the Company executed an equipment lease in the amount of $325,000 payable at approximately 13.5%, which expires in February, 2000.
In May 1997, Vextro signed a three year equipment lease in the amount of $250,000 payable at approximately 9%, which expires in May 2000. The Company intends to finance its growth principally through cash flow from operations and additional capital lease financing as appropriate; however, there can be no assurance that this cash flow will be sufficient or that the Company will be able to obtain lease financing on commercially reasonable lease terms, if at all.

     The Series B Non-Voting, Non-Participating Preferred Stock issued in connection with the Telereunion acquisition is mandatorily redeemable by the Company upon the achievement of certain operating performance requirements at a price of $1.00 per share, or $380,000. Management believes that the achievement ofthese performance measures may be met in the near term requiring the redemption of these preferred shares. In connection with the acquisition of Integracion, the Company incurred certain debt, portions of which are maturing in the next 12 months. The Company believes that this debt and the redemption of the Series B Non-Voting, Non-Participating Preferred Stock can be repaid from cash flow from operations of the Company; however, there can be no assurance that this cash flow will be sufficient to meet these obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE," simplifies E.P.S. by eliminating Primary E.P.S. and common stock equivalents, replacing them with basic E.P.S., which reflects no dilution. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not believe this statement will have a material impact on its financial statements.

     Statement of Financial Accounting Standards No. 130, "REPORTING
COMPREHENSIVE INCOME," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS, 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131, "DISCLOSURE ABOUT
SEGMENTS OF A BUSINESS ENTERPRISE," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

     SFAS 130 and 131 are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                                 UNCERTAINTIES

     The Company continues to face many risks and uncertainties, including general and specific market economic risks. The exploitation of the opportunities presented by the Mexican market are expected to require substantial capital. Vextro and Integracion had a positive cash flow from operations during the nine months ended September 30, 1997; however, to the extent Vextro, Integracion and the recently acquired N.S.I. do not have a positive net cash flow from operations in 1997, it can be expected that the Company would have to fund any shortfalls from its working capital.
In addition, any capital expenditures needed to expand the operations of Vextro, Integracion and N.S.I. would likely be funded from the working capital of the Company. Any such fundings would reduce the funds available to finance and expand the Company's operations as well as the Company's strategy to compete in the international long distance services business.
Also, any economic crises in Mexico could result in the need to fund any cash flow shortfalls of Vextro, Integracion and N.S.I.

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

FOREIGN CURRENCY RISK

     The general economic conditions of Poland and Mexico are greatly affected by the fluctuations in exchange rates and inflation. The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that pay in U.S. dollars.
In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. The Company's functional currency in both Poland and Mexico is the U.S. dollar because the majority of its transactions are in such currency. However, the Company transacts in the local currency and thus faces foreign currency risk with respect to these transactions. For instance, a significant portion of the Company's payables are denominated in pesos thus exposing the Company to exchange rate risk. In the international long distance services business, the U.S.-originated calls will be paid in U.S. dollars; however, the Company also expects to derive a certain portion of its revenues from calls originated outside of the U.S. thus exposing the Company to additional exchange rate risk.
The Company may choose to limit its exposure to foreign currency risk through the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that any foreign currency hedging strategy would be successful in avoiding exchange-related losses.


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.  See Index to Exhibits on page 21.

          (b)  Reports on Form 8-K.

     On August 5, 1997, the Company filed a report on Form 8-K reporting that the Company had entered into an agreement to acquire all of the outstanding shares of Integracion de Redes, S.A. de C.V. ("Integracion") and Lan and Wan, S.A. de C.V. ("Lan").

     On October 6, 1997, the Company filed a report of Form 8-K/A providing financial statements and pro forma financial information required to be filed in connection with the Integracion/Lan acquisition.

     On October 15, 1997, the Company filed a report on Form 8-K reporting that the Company had acquired all of the outstanding shares of N.S.I., S.A. de C.V. ("NSI").

     On November 5, 1997, the Company filed a report on Form 8-K/A indicating that financial statements and pro forma financial information relating to the NSI acquisition were not required.



                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Telscape International, Inc.
                                   (Registrant)


Date: November 12, 1997            By: /S/ E. SCOTT CRIST
                                   E. Scott Crist
                                   President and Chief Executive Officer


Date: November 12, 1997            By: /S/ TODD M. BINET
                                   Todd M. Binet
                                   Executive Vice President and Chief Financial
                                   (Principal Financial and Chief Accounting
                                   Officer)


                          INDEX OF EXHIBITS



EXHIBIT NO.               DESCRIPTION

  3.1     -    Articles of Incorporation of the
               Registrant, as amended (filed as Exhibit 3.1 to
               the Company's Registration Statement No. 33-80542-
               D and incorporated herein by reference)
  3.2     -    Bylaws of the Registrant, as amended
               (filed as Exhibit 3.2 to the Company's
               Registration Statement No. 33-80542-D and
               incorporated herein by reference)
  4.1     -    Form of Certificate evidencing Common Stock
               (filed as Exhibit 4.1 to the Company's Registration
               Statement No. 33-80542-D and incorporated herein by
               reference)
  4.2     -    Form of Warrant Agreement between
               American Stock Transfer & Trust Company and the
               Company (filed as Exhibit 4.2 to the Company's
               Registration Statement No. 33-80542-D and
               incorporated herein by reference)
  4.3     -    Form of Warrant Certificate evidencing
               the Warrants (filed as Exhibit 4.3 to the
               Company's Registration Statement No. 33-80542-D
               and incorporated herein by reference)
  4.4     -    Form of Statement of the establishment of
               the Series B non-voting, non-participating Preferred
               Stock (filed as Exhibit 4.1 to the Company's Report
               on Form 10-QSB for the quarter ended June 30, 1996
               and incorporated herein by reference)
*11.1     -    Statement regarding computation of per share earnings
*27.1     -    Financial Data Schedule
_________________
*Filed herewith
