Form 10-K
period 1997-12-31
TELSCAPE INTERNATIONAL INC
filed 1998-03-31
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-24622

                          TELSCAPE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           TEXAS                                         75-2433637
  (State or other jurisdiction of                     (I.R.S. employer
  incorporation or organization)                     identification no.)

    2700 POST OAK BLVD., SUITE 1000
            HOUSTON, TEXAS                                  77056
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (713) 968-0968

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    REDEEMABLE COMMON STOCK PURCHASE WARRANT
                                (TITLE OF CLASS)


                         COMMON STOCK ($.001 PAR VALUE)
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [X]   No   [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes  [X]   No   [ ]

The aggregate market value of common stock held by non-affiliates of the registrant (based on the closing price as reported on the NASDAQ Small Cap Market on March 25, 1998, was approximately $52,000,000. Shares of common stock held by each executive officer and director and by each stockholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock as of March 25, 1998 was 4,635,155.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 2, 1998 are incorporated by reference into Part III of this report. Current Report on Form 8-K dated January 7, 1998's incorporated by reference into item 3 of this report.

                         TELSCAPE INTERNATIONAL, INC.
                              TABLE OF CONTENTS
                               FORM 10-K REPORT
                              DECEMBER 31, 1997

                                                                            PAGE
Part I

      Item 1.      Business.                                                   2

      Item 2.      Properties.                                                14

      Item 3.      Legal Proceedings.                                         14


      Item 4.      Submission of Matters to a Vote of Security Holders.       14


Part II

      Item 5.      Market for Registrant's Common Equity and Related
                   Stockholder Matters.                                       15


      Item 6.      Selected Financial Data.                                   16

      Item 7.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.             17

      Item 7a.     Quantitative and Qualitative Disclosures about
                   Market Risk.                                               23

      Item 8.      Financial Statements and Supplementary Data.               24


      Item 9.      Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.                    47


Part III

      Item 10.     Directors and Executive Officers of the Registrant.        48

      Item 11.     Executive Compensation.                                    51


      Item 12.     Security Ownership of Certain
                   Beneficial Owners and Management.                          51


      Item 13.     Certain Relationships and Related Transactions.            51


      Item 14.     Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K.                                               51

   Certain statements in this Annual Report on Form 10-K made herein that are not historical are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements are based on numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Investors are cautioned that all forward-looking statements are not guarantees of future performance and that actual results could vary materially from those in the forward-looking statements. Investors are also cautioned that forward-looking statements involve risks and uncertainties including, without limitation, risks related to the effectiveness of management's strategies and decisions, market acceptance of and demand for the Company's products and services by customers, continued relationships with and pricing dependence on third party suppliers, economic conditions, results of financing efforts and regulatory approvals and developments. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Statements with respect to acquisitions and continued trends are forward-looking and involve risks and uncertainties. Furthermore, the Company has significant operations in Mexico, subjecting the Company to certain political and commercial risk. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                    PART I

ITEM 1. BUSINESS.
                                   GENERAL

   Telscape International, Inc. (collectively with its subsidiaries, the "Company") is an emerging, fully-integrated telecommunications company. The Company supplies U.S.-originated international long distance services on a wholesale and retail basis, via switched and dedicated networks, with an emphasis on Latin America. In addition, the Company provides a full range of systems integration and value-added telecommunications services in Mexico to major public and private sector customers. Through organic growth and strategic acquisitions, management believes that the Company is positioned as a premier telecommunications company with a focus on international long distance and value-added services. The Company is aggressively pursuing opportunities in Latin America to establish relationships with local partners.

                                   HISTORY

   The Company was founded in 1992 with the objective of becoming a significant participant in the emerging Eastern European telecommunications equipment market through its 90% interest in Digital Telecommunications Systems/ZWUT, a Polish limited liability company. In May 1996 the Company began shifting its strategic focus to the provision of telecommunications services in Latin America. Revenues from Poland during 1997 represented less than 5% of the Company's revenues. In November 1996, the Company's name was changed from Polish Telephones and Microwave Corporation to Telscape International, Inc. to more accurately reflect the Company's overall strategy. This shift in strategic focus was completed in December 1997 with the sale of the Polish subsidiary.

   In May 1996, the Company acquired all of the stock of Telereunion, Inc., a Delaware corporation ("Telereunion") and 97% owner of Vextro de Mexico S. A. de C.V. ("Vextro"). Vextro is a systems integration company, with an emphasis on voice solutions, based in Mexico. In September 1996, Orion Communications, Inc., a U.S.-based reseller of long distance services ("Orion"), was merged into Telscape USA, Inc., a subsidiary of the Company. The management capabilities that came with the Orion merger enabled the Company to expand its strategy to include international long distance.

   In July 1997, the Company acquired Integracion de Redes, S.A. de C.V. ("Integracion") of Mexico City, Mexico, a data and network integrator. The acquisition of Integracion marked the Company's entry into the fast growing data and network market. In October 1997, the Company acquired N.S.I., S.A. de C.V. ("N.S.I.") of Mexico City, Mexico, also a data and network integrator. Management of the Company believes that these acquisitions, coupled with Vextro, strategically position the Company in Mexico to address the technological convergence of data, voice and video transmission. The Company is one of the three largest systems integrators in Mexico.

   In January 1998, the Company added to its international long distance operations the business of MSN Communications, Inc. ("MSN"), a leading provider of prepaid telephone calling cards targeted at Hispanic communities in the United States. The transaction adds a well-known brand name, TELEFIESTA, and a retail distribution platform to the Company's business mix and the Company intends to utilize that brand name in certain Latin American countries as regulations and licenses permit.

   In March 1998, the Company purchased a license from the government of El Salvador to provide inbound and outbound international long distance as well as certain other telecommunications services. As mentioned above, the Company intends to introduce TELEFIESTA in El Salvador and leverage off TELEFIESTA'S brand name recognition that has developed in the El Salvadoran immigrant community in the U.S.

                    INDUSTRY BACKGROUND AND MARKET DEMAND
OVERVIEW

    The international telecommunications industry is undergoing a period of fundamental change that has resulted, and is expected to continue to result, in significant growth in usage of international telecommunications services. According to the World Telecommunication Development Report 1996/97 published by the International Telecommunications Union ("ITU") on February 20, 1997 (the "ITU Report"), the 1998 revenue of the global telecommunications industry is projected to exceed $1 trillion. The industry can be divided into two sectors, equipment, which accounts for almost one-fourth of the revenue, and services, which accounts for the remainder. The entire industry has experienced dramatic changes during the past decade as a result of significant growth in the use of services and enhancements to technology. The industry is expecting similar growth in revenue and traffic volume in the foreseeable future. This represents compound annual growth rates of 10% and 15%, respectively. The ITU estimates that the 1996 sales exceeded $100 billion for total cross-border telecommunications services. The ITU projects that revenues from global telecommunications services will exceed $900 billion in the year 2000.

    The Company believes that numerous factors have driven the growth in demand for international telecommunications products and services. Those factors include: (i) the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications sector, (ii) declining prices and a wider selection of products and services driven by greater competition resulting from deregulation, (iii) increased telephone accessibility resulting from technological advances and greater investment in telecommunications infrastructure, including deployment of wireless networks, (iv) increased international business and leisure travel, and (v) growth of computerized transmission of voice and data information. These trends have sharply increased the use of, and reliance upon, telecommunications products and services throughout the world. The Company expects these trends to continue for the foreseeable future.

    The growth in the use of telecommunications services, along with the rapidly changing international telecommunications market has created a significant opportunity for carriers such as the Company, that can offer high quality, low cost comprehensive telecommunications products, systems and services offerings. The Company believes that a high percentage of the world's businesses and residential consumers continue to be subject to high prices with poor quality and availability of service which have been characteristic of many Postal, Telephone and Telegraph providers ("PTT"). Demand for improved service and lower prices has created opportunities for private industry to compete in the international telecommunications market and has spurred a broadening of products and services. New technologies have contributed to improved quality and increased transmission capacity and speed. The Company therefore believes that recent and on-going deregulation and increasing access to telecommunications facilities in emerging markets will bring a high level of growth in the demand for telecommunications services outside the U.S., and particularly in Latin America.

    By eroding the traditional monopolies held by PTTs, many of which are or were wholly or partially government owned, deregulation is providing U.S.-based providers the opportunity to negotiate more favorable agreements with both the traditional PTTs and emerging foreign providers. In addition, deregulation in certain foreign countries is enabling U.S.-based providers to establish local switching and transmission facilities in order to terminate their own traffic and begin to carry international long distance traffic originated in those countries. Deregulation, privatization, the expansion of the resale market and other trends influencing the international telecommunications market are resulting in decreased termination costs, a proliferation of routing options, and increased competition.

    Advances in technology have created multiple ways for telecommunications carriers to provide customer access to their networks and services. Overall, these changes have resulted in a trend towards bypassing traditional international long distance operating agreements as international long distance companies seek to operate more efficiently. In markets that have not deregulated or are in the process of implementing deregulation, international long distance carriers have used advances in technology to develop innovative alternative methods to meet customer demand.

    Recent legislation and an agreement among countries with a significant portion of the world's international long distance traffic are expected to lead to increased liberalization of the majority of the world's telecommunication markets. Specifically, the World Trade Organization ("WTO") Agreement created a framework under which 96 countries committed to liberalize their telecommunications laws to permit increased competition and, in most cases, foreign ownership in their telecommunications markets, beginning in 1998; the U.S. Telecommunications Act of 1996 established the parameters for the implementation of full competition in the U.S. long distance industry; and the European Union's Services Directive abolished exclusive rights for the provision of voice telephony services throughout the EU and the Public Switch Telephone Network ("PSTN") of any member country of the EU by January 1, 1998.

    The Company believes that these initiatives, as well as other proposed legislation and agreements, will provide increased opportunities for emerging competitive carriers such as the Company to provide telecommunications services in targeted markets. Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of services and reduce prices. The industry's projections for substantially increased international minutes of use and revenue by 2000 are based in part on the belief that reduced pricing as a result of deregulation and competition will result in a substantial increase in the demand for telecommunications services in most markets.

LATIN AMERICA

    The telecommunications market in Latin America is undergoing a period of deregulation, privatization, increased competition and rapid growth. Global Telecommunications Traffic Statistics & Commentary 1997/98, published by TeleGeography in November 1997 (the "TeleGeography Report"), reported that growth in the demand for telecommunications services across Latin America in 1995-1996 increased at a rate of 13.6%, faster than the global average and substantially faster than the increased in demand in Europe and Africa.

    The Company seeks to focus on the opportunities created by deregulation and market growth in the rapidly changing international telecommunications markets in Latin America. Countries in the Latin American region generally are experiencing a solid period of economic, business, and infrastructure growth, reduced inflation, and economic and political stability. Substantial opportunities exist for providers of telecommunications equipment, system integration, value-added services, and voice and data services as Latin American countries move toward privatization and greater liberalization of their telecommunications markets.

    The Company believes that the small to medium sized business segment is the target market in many countries in Latin America for value-added services such as teleconferencing, advanced facsimile, advanced phone, frame relay and Asynchronous Transfer Mode ("ATM") and unified messaging. Unlike larger businesses that have the resources and traffic volume to support the internal development of a wide range of value-added services, developing and maintaining such services is not economical for smaller businesses. Accordingly, to meet these needs smaller businesses may either purchase such services or outsource their telecommunications services to third parties specializing in such services, such as the Company. The Company believes that its experience and expertise in providing these services will enable it to compete in this market.

    The Company believes that it is well positioned to exploit these opportunities by providing high quality, low-cost comprehensive telecommunications services. As a rule, Latin American countries have extremely low telephone density, and the markets have been subject to characteristically inefficient, poor quality service, as well as the unavailability of new and innovative systems and services. In addition, the Latin American markets in which the Company is offering services or in which it seeks to compete generally are characterized by a lack of fiber optic cable capacity. Existing satellite-based capacity offers limited capability to meet the increasing demand for high bandwidth applications in the Company's targeted countries in the region. There exists a critical and growing demand for the type of high-quality, innovative systems, products, and services that the Company is currently providing and seeks to provide in expanding into its current markets and exploiting the opportunities in new markets throughout Latin America.

    The Company believes that the Latin American region is poised for growth in telecommunications usage based on the political and economic changes in many Latin American countries that have modernized their economies, increased transparency in business and governmental practice, and sustained strong economic growth. In addition, telecommunications growth will be spurred as a result of the recent and ongoing privatizations by many Latin American governments of their previously state-owned telecommunications monopolies, as well as ongoing liberalization of the regulatory frameworks in many countries in the region to promote competition in telecommunications services.

   MEXICO

   As a result of legislation enacted in 1995, Mexico began the process of opening its telecommunications market to competition. The monopoly of Telmex ended in August 1996 when new long distance competitors were allowed to offer services over their networks. In January 1997, Telmex was required to begin providing interconnection services to these new competitors. Full competition has been gradually spreading across the country during 1997. Like the U.S. market in the early 1980's when long distance deregulation occurred, the Mexican telecommunications market is poised for rapid expansion as barriers to competition are removed and new technologies enter the marketplace.

      National and international long distance services were opened to competition as of January 1, 1997, subject to the issuance of individual concessions. Pure switched international resale is not allowed in Mexico to date. Value-added services are fully open to competition and subject to a simple registration process.

   Mexico has a growing marketplace that is undergoing deregulation. Several factors have affected the Mexican economy after the signing of the North American Free Trade Agreement ("NAFTA"), such as the currency devaluation in late 1994, but since then, the peso has significantly stabilized against the U.S. dollar and the Mexican economy has a pent-up demand that is causing expansion of important markets like telecommunications. Mexico has one-third the population of the United States, and Management believes that the telecommunications market in Mexico is growing in excess of 15% annually. The telephone density (number of telephones per capita) at one-sixth that of the United States. The overall market for telecommunications services in Mexico is concentrated in three cities, namely Mexico City, Guadalajara and Monterrey, where 65% of the country's usage resides.

   OTHER LATIN AMERICAN MARKETS

    Within Latin America, each such country has a different national regulatory scheme and is in varying stages of deregulation. The requirements for the Company to obtain the necessary approvals to offer value-added services and the full range of telecommunications services, including voice telephony, vary from country to country. Specifically, the Company has recently obtained the authority to provide inbound and outbound international long distance as well as certain other telecommunications services in El Salvador. The Company is also exploring such opportunities in other Latin American countries.

                                   STRATEGY

    The Company believes that management's extensive international telecommunications expertise, combined with it's established reputation and extensive operations in Mexico, will enable the Company to successfully identify and capitalize on opportunities to penetrate other deregulating markets throughout Latin America. Key elements in the Company's strategy include the following:

       EXPAND MULTINATIONAL PRESENCE. The Company seeks to expand its international operations by cultivating relationships with local partners in Latin American markets. The Company believes that its ability to originate and terminate traffic in multiple markets in Latin America will allow it to benefit from the relatively high growth of U.S.-originated traffic terminating in Latin America, as well as traffic originating in Latin America.

       PROVIDE INTEGRATED SUITE OF SERVICE OFFERINGS. The Company seeks to provide its retail business customers with a comprehensive suite of telecommunications services, including systems integration (voice, video and data), call centers and audio and video conference calling. The Company believes that this strategy increases customer retention and improves profits per customer. Management believes that the Company is one of the few companies to offer a wide array of high quality and competitively priced telecommunications services to retail business customers in Mexico. These factors have enabled the Company to establish a customer base of more than 1,000 large and medium-sized businesses, including U.S. multinationals. The Company will continue to expand and market its value-added services offerings to increase margins and improve customer loyalty.

       PURSUE ACQUISITIONS, JOINT VENTURES AND STRATEGIC ALLIANCES. The Company intends to expand its business, increase its customer base, add network and circuit capacity, enter additional markets and develop new products and services through acquisitions, joint ventures and strategic alliances. The Company seeks to acquire interests in companies that have network facilities that complement those of the Company, new services or technologies and experienced management teams. Since the beginning of 1996, the Company has completed five acquisitions, including the acquisition of data and network integration businesses in Mexico and a United States prepaid card provider focused on the U.S. Hispanic market.

       EXPAND NETWORK FACILITIES. The Company intends to continue to augment its network by investing in switching and transmission facilities where the volume of traffic justifies such investments. The Company believes that these investments will allow it to increase margins and profitability, ensure quality of service and enhance its service offerings.

       BUILD BRAND AWARENESS. The Company seeks to build brand awareness of its TELEFIESTA and TELEREUNION brands. The Company intends to use the TELEFIESTA brand name in additional Latin American countries as deregulation and market conditions permit. Management believes that it will be able to leverage the TELEFIESTA brand name with its U.S. customer base as it establishes termination arrangements in new international long distance markets throughout Latin America. Management intends to continue building the customer awareness of TELEREUNION in Mexico.

       GENERATE LOW COST INTERNATIONAL TRAFFIC. The Company provides wholesale services to other carriers, which enables the Company to increase its customer base and generate high volumes of international traffic while minimizing costs. By generating significant international traffic, the Company believes that it can negotiate reduced transmission rates based upon volume with underlying carriers and reduce costs of services as a percentage of revenues.

                            NETWORK AND OPERATIONS

SWITCHING FACILITIES

    The Company owns and operates switches in Houston, Mexico City and Lima, Peru and is planning to install a number of switches in various Latin American countries as the Company determines that the investment is justified. The Company also has a partition agreement with a company in New York City that utilizes a Nortel DMS 250. In addition, the Company is considering the deployment of ATM switcher from Newbridge Networks Corporation.

SATELLITE FACILITIES


   The Company plans to utilize satellite facilities to access certain Latin American countries such as El Salvador. By the end of 1998, the Company anticipates operating, either directly or through joint ventures, earth stations in several major cities in Latin America. The Company will also be looking for opportunities to acquire earth stations in the U.S.


NETWORK CAPACITY

    The Company purchases transmission services on a per minute basis and leases transmission capacity on a fixed cost basis from a variety of carriers. The Company is currently expanding its leased on-net capacity in an attempt to lower costs in its largest distribution areas. The Company obtains private line capacity from approximately five local, domestic and international carriers, including MCI, WorldCom and IXC. The Company's agreements with these carriers fix the private line cost for a minimum of one year. The Company's agreements with these carriers provide that rates may fluctuate with rate change notice periods varying from five days to one month. The variable nature of the cost of services and many of the Company's contracts and agreements subject the Company to the possibility of unanticipated cost increases and the loss of cost-effective routing alternatives.

                            PRODUCTS AND SERVICES

INTERNATIONAL LONG DISTANCE

   WHOLESALE

   The Company serves the large and growing international long distance telecommunications market as a wholesale provider of both switched and dedicated services. The Company focuses its efforts on U.S.-originated traffic bound for Latin America and a significant portion of the Company's revenues are being derived from such business.

   RETAIL

   Through MSN, the Company is a leading provider of prepaid telephone calling cards targeted at Hispanic communities in the United States. The Company sells its services under the brand name TELEFIESTA, which is well-recognized in the Hispanic community in the United States.

SYSTEMS INTEGRATION

   In Mexico, the Company is a fully-integrated systems integration provider. The Company provides a broad range of voice, video and data solutions to major public and private sector customers.

   VOICE SYSTEMS

   Since 1992, the Company has been one of five non-exclusive distributors in Mexico of Nortel (Northern Telecom) telecommunications equipment. The Company also distributes products of other leading manufacturers, including Centigram and VTEL.

   DATA AND NETWORKING SYSTEMS

   The Company distributes, installs and maintains equipment in the data and networking equipment market. The Company represents such data equipment manufacturers as 3Com Corporation, Cisco, Nortel and Newbridge Networks.

   VALUE-ADDED SERVICES

   The Company was one of the first teleconferencing companies in Mexico and launched one of the first conference call service bureaus in Mexico. Under the name TELEREUNION, the Company offers the most comprehensive package of teleconferencing products and services available in Mexico, including consulting services for requirement detection, design, development and implementation of specific teleconferencing applications; multipoint audioconferencing and audiographics; design and implementation of videoconferencing rooms and design and development of telecommunications projects for various teleconferencing technologies.

   CALL CENTER SERVICES

   The Company's expanding presence in value-added telecommunications services resulted in a five year, $20-$30 million outsourcing contract, signed in the third quarter of 1997, with the United States Embassy in Mexico City. The system is designed to automate the delivery of visa applications and enables callers to request visa information from either a live operator or from an automated touchtone system. The Company began implementing the system in December 1997 and early results are very positive. In connection with this contract, the Company established a call center in Mexico City, which the Company believes will serve as a platform for additional growth.

                             MARKETING AND SALES

INTERNATIONAL LONG DISTANCE

   WHOLESALE

   The Company has a dedicated carrier resale effort. The Company markets international outbound switched and dedicated services to Latin American countries on a wholesale basis to other carriers through a direct sales effort. At March 30, 1998, the Company had approximately 10 wholesale carrier agreements in place. The Company intends to establish strategic relationships with entities that have gateways to international destinations and, thus, provide a more complete package of international rates to its customers. When appropriate, the Company will establish in-country relationships for the termination of international long distance.

   RETAIL

   The Company sells its prepaid calling card under the name TELEFIESTA. The Company sells its cards through relationships with over thirty major wholesale distributors nationwide. Since inception, the Company has focused on building a substantial network of wholesale distributors which, in turn, sell to sub-distributors and directly to retail outlets. The sub-distributors generally sell only to retail outlets. Management estimates that TELEFIESTA prepaid phone cards are being sold in over 25,000 independent retail outlets nationwide.

   The Company has targeted heavily populated metropolitan areas, with an emphasis on areas with substantial Hispanic populations, which generate significant international calling volume, in the development and expansion of its distribution network. Many of the Company's distributors are members of such Hispanic communities or otherwise have personal or business relationships in such communities. In developing relationships with distributors, the Company also focuses on expansion into new geographic and metropolitan areas, again with an emphasis on those areas with substantial Hispanic community populations. The Company believes that the success of its prepaid cards has created significant brand loyalty and encourages distributors and retail outlets to actively market the Company's products. The Company regularly provides distributors and retail outlets with point of purchase advertising and explanatory materials, including posters of various sizes presenting certain of the Company's current rates, and detailed rate sheets.

SYSTEMS INTEGRATION

   The Company provides systems integration services, incorporating the sale of voice and data networking equipment, through a combination of advertising, trade shows, direct mail and telemarketing. The Company has historically utilized its own direct sales force but recently started to develop a dealer network to broaden its distribution channel. The Company's relationships in the voice and data equipment business often lead to follow-on sales of advanced telecommunications services, since many of the current customers have developed confidence in the Company's ability to implement complex projects.

                            CUSTOMERS AND SUPPLIERS

   INTERNATIONAL LONG DISTANCE

   During the year ended December 31, 1997, the Company derived revenues from a single customer representing 56% of total revenues from wholesale international telecommunications services and 28% of the Company's overall revenues. The Company's customers are primarily other international carriers that are seeking termination services in one or more Latin American countries. During the year ended December 31, 1997, the Company made purchases from two suppliers of telecommunications services, representing 45% and 44% of the Company's aggregate telecommunications services for the year.

   SYSTEMS INTEGRATION

   The Company performs the vast majority of its systems integration business in Mexico. During the year ended December 31, 1997, the Company derived revenues from a single customer representing 14% of total revenues from systems integration and 1% of the Company's overall revenues. During the year ended December 31, 1997, the Company made purchases for one supplier of telecommunications equipment representing 39% of the Company's aggregate equipment purchases from that year.

                                 COMPETITION

INTERNATIONAL LONG DISTANCE

   The telecommunication services industry is intensely competitive. The Company competes with other providers of prepaid cards and with providers of telecommunications services in general. Many of the largest telecommunications providers currently offer prepaid cards, in addition to the other telecommunications services the Company is providing. As a service provider in the long distance telecommunications industry, the Company competes with four dominant providers, AT&T, MCI, Sprint and WorldCom, all of which are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than the Company. The Company also competes with smaller, emerging carriers in both the prepaid card retail market and in the wholesale market, including IDT Corporation, Star Telecommunications, Inc., Pacific Gateway Exchange, Inc., RSL Communications, SmarTalk Teleservices, Inc., PT-1 Communications, Inc., FaciliCom International, Inc. and Telegroup, Inc. To the extent the Company begins providing long distance service to customers outside the U.S. market, it may compete with the large PTTs in those respective markets.

   The telecommunications industry is rapidly evolving and subject to constant technological change. The Company believes that existing competitors are likely to continue to expand their service offerings and to develop new sales channels. The ability of the Company to compete effectively in the telecommunications services industry will depend in part upon the Company's continued ability to develop additional products appealing to increasingly specialized segments of the market for telecommunications service. The Company competes primarily on the basis of price (particularly with respect to its sales to other carriers), and also on the basis of customer service and its ability to provide a variety of telecommunications products and services.

   Recent changes in the regulation of the telecommunications industry may affect the Company's competitive position. The Telecommunications Act of 1996 ("Telecommunications Act") is expected to open the long distance market to competition from the Regional Bell Operating Companies ("RBOCs"). The entry of these well-capitalized and well-known entities into the long distance market likely will increase competition for long distance customers, including customers who use prepaid cards to make long distance calls. The Telecommunications Act also grants the Federal Communications Commission ("FCC") the authority to deregulate other aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of telecommunications services by regulated entities, including the RBOCs, in competition with the Company.

SYSTEMS INTEGRATION

   Among the Company's principal competitors in the Mexican systems integration market are other distributors who sell the same products the Company sells, as well as distributors of products that compete with the products the Company sells. For instance, Lucent Technologies and Ericsson each have a substantial presence in the Mexican market. Competition for equipment customers is based primarily on price and quality of the equipment and services offered. The Company believes that the price and quality of its equipment and services generally compare favorably with those of its competitors. In addition, the Company differentiates itself through its quality customer service.

   In 1994, Vextro was granted one of the few value-added licenses in Mexico to provide teleconferencing and other interrelated services, which include the resale of embedded domestic and international long distance services. However, new regulations allow others to enter this market as both resellers and network providers. In the former case, the competitors will be required to obtain a permit similar to that of the Company, and in the latter, they will need a concession from the Mexican government. A competitor may obtain a license similar to that of Vextro's by meeting certain minimum requirements.

   There are numerous competitors in the call center services business in Mexico, many of which have greater experience and financial resources than the Company. However, the Company believes it differentiates itself on the basis of its technological capabilities with respect to the equipment necessary to establish an effective low cost call center solution and its superior customer service.

                            GOVERNMENT REGULATION

GENERAL

    The global telecommunications industry is subject to international treaties and agreements, and to laws and regulations which vary from country to country. Enforcement and interpretation of these treaties, agreements, laws and regulations can be unpredictable and are often subject to informal views of government officials and ministries that regulate telecommunications in each country. In certain countries, including certain of the Company's target Latin American markets, such government officials and ministries may be subject to influence by the local PTT. The Company has pursued and expects to continue to pursue a strategy of providing its services to the maximum extent it believes, upon consultation with counsel, to be permissible under applicable laws and regulations. To the extent that the interpretation or enforcement of applicable laws and regulations is uncertain or unclear, the Company's aggressive strategy may result in the Company (i) providing services or using transmission methods that are found to violate local laws or regulations or (ii) failing to obtain approvals or make filings subsequently found to be required under such laws or regulations. If the Company's interpretation of applicable laws and regulations proves incorrect, it could lose, or be unable to obtain, regulatory approvals necessary to provide certain of its services or to use certain of its transmission methods. There can be no assurance that the Company will not be subject to fines, penalties or other sanctions, including being denied the ability to offer its products and services, as a result of violations regardless of whether such violations are corrected. To the Company's knowledge, it is not currently subject to any material regulatory inquiry or investigation.

    In certain countries where the Company operates or plans to operate, local laws or regulations limit the ability of telecommunication companies to provide telecommunications services in competition with state-owned or state-sanctioned monopoly carriers. There can be no assurance that future regulatory, judicial, legislative or political considerations will permit the Company to offer all or any of its products and services in such countries, that regulators or third parties will not raise material issues regarding the Company's compliance with applicable laws or regulations, or that such regulatory, judicial, legislative or political decisions will not have a material adverse effect on the Company. If the Company is unable to provide the services which it presently provides or intends to provide or to use its existing or contemplated transmission methods due to its inability to obtain or retain the requisite governmental approvals for such services or transmission methods, or for any other reason related to regulatory compliance or lack thereof, such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

    On February 15, 1997 the United States and 68 other members of the World Trade Organization ("WTO") agreed to open their respective telecommunications markets to competition and foreign ownership and to adopt regulatory measures to protect market entrants against anticompetitive behavior by dominant telephone companies pursuant to the WTO Agreement. Although the Company believes that the WTO Agreement could provide the Company with significant opportunities to compete in markets that were not previously accessible, reduce its costs and provide more reliable services, it could also provide similar opportunities to the Company's competitors. There can be no assurance that the pro-competitive effects of the WTO Agreement will not have a material adverse effect on the Company's business, financial condition and results of operations or that members of the WTO will implement the terms of the WTO Agreement.

UNITED STATES

    In the United States, to the extent that the Company offers services as a carrier, the provision of the Company's services is subject to the provisions of the Communications Act of 1934 (the "Communications Act"), the Telecommunications Act and the regulations of the FCC thereunder. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, to the extent that the interpretation or enforcement of applicable laws and regulations is uncertain or unclear, the Company's aggressive strategy may result in the Company (i) providing services or using transmission methods that are found to violate the Communications Act or FCC regulations or (ii) failing to obtain approvals or make filings subsequently found to be required under such laws or regulations. If the Company's interpretation of applicable laws and regulations proves incorrect, it could lose, or be unable to obtain, regulatory approvals necessary to provide certain of its services or to use certain of its transmission methods. There can be no assurance that the Company will not be subject to fines, penalties or other sanctions as a result of violations regardless of whether such violations are corrected. There can be no assurance that if the Company's interpretation of applicable laws and regulations proves incorrect and/or if the Company is subject to fines, penalties or other sanctions as a result, that these events will not have a material adverse effect on the Company's business, financial condition and results of operations.

    U.S. INTERNATIONAL LONG DISTANCE SERVICES

    The Company, to the extent that it offers services as a carrier, is subject to FCC rules requiring authorization from the FCC prior to leasing international capacity, acquiring international facilities, and/or purchasing switched minutes, and initiating international service between the United States and foreign points, as well as to FCC rules which also regulate the manner in which the Company's international services may be provided, including the circumstances under which the Company may provide international switched services by using private lines or route traffic through third countries. FCC rules also require prior authorization before transferring control of or assigning FCC authorizations, and impose various reporting and filing requirements on companies providing international services under an FCC authorization. The FCC also requires carriers such as the Company to report any affiliations, as defined by the FCC, with foreign carriers. The Company is also subject to the FCC's policy on i) private line resale, ii) transit and refile,
iii) tariff requirements for international long distance and iv) the international settlements process. Failure to comply with the FCC's rules could result in fines, penalties or forfeiture of the Company's FCC authorizations, each of which could have a material adverse effect on the Company business, financial condition and results of operations.

    As noted above, the FCC imposes on entities authorized to provide telecommunications services prior approval requirements for "transfers of control," including PRO FORMA transfers, acquisitions and securities issuances. The Company did not obtain prior approval for its January 1998 acquisition of MSN. MSN is a rapidly growing seller of prepaid cards that holds various state and federal authorizations. The Company has filed the necessary papers with the FCC seeking NUNC PRO TUNC (retroactive) approval of the transaction on the grounds that the transaction serves certain important business needs of the Company and enhances the Company's ability to market and provide services. Although management is confident that the FCC will grant the NUNC PRO TUNC approval, there can be no assurance that the FCC will grant the Company's request for retroactive approval and/or will not impose fines, license conditions, commence revocation proceedings or otherwise exercise their authority to address violations of FCC regulations.

    U.S. DOMESTIC LONG DISTANCE SERVICES

    Until the acquisition of MSN, the Company provided an insignificant amount of domestic long distance services. Management estimates that approximately 30% of the traffic generated with the TELEFIESTA prepaid calling card is domestic long distance. The Company's ability to provide domestic long distance service in the United States is subject to regulation by the FCC and relevant state Public Service Commissions ("PSCs") which regulate interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's domestic U.S. services are provided. In general, neither the FCC nor the relevant state PSCs exercise direct oversight over prices charged for the Company's services or the Company's profit levels, but either or both may do so in the future. In order to provide domestic long distance services, the Company, however, is required by federal and state law and regulations to file tariffs listing the rates, terms and conditions of services provided. The FCC adopted an order on October 29, 1996 (the "October 29, 1996 Order") eliminating the requirement that non-dominant interstate carriers, such as the Company, maintain FCC tariffs. However, on February 13, 1997, the United States Court of Appeals for the DC Circuit stayed the October 29, 1996 Order, pending judicial review of the Order. Elimination of tariffs will require that the Company secure contractual agreements with its customers regarding many of the terms of its tariffs or face possible claims over the respective rights of the parties once these rights are no longer clearly defined in tariffs.

    In addition, the FCC has adopted certain measures to implement the Telecommunications Act that will impose new regulatory requirements, including the requirement that the Company contribute some portion of its telecommunications revenues to a "universal service fund" designated to fund affordable telephone service for consumers, schools, libraries and rural health care providers. These contributions became payable beginning in 1998 for all interexchange carriers. The FCC has determined the amount of the contribution for first and second quarter of 1998, which constitutes approximately 3.2% of interstate and international gross end user telecommunications revenues and 0.8% of intrastate, interstate and international gross end user telecommunications revenues.

    Numerous state agencies also impose on entities authorized to provide telecommunications services prior approval requirements for "transfers of control," including PRO FORMA transfers, acquisitions and securities issuances. The Company did not obtain prior approval for its January 1998 acquisition of MSN. MSN holds various state authorizations. The Company has filed the necessary papers at the relevant state PSCs seeking NUNC PRO TUNC (retroactive) approval of the transaction on the grounds that the transaction serves certain important business needs of the Company and enhances the Company's ability to market and provide services. Although management is confident that the state PSCs will gtant the NUNC PRO TUNC approval, there can be no assurance that the state commissions will grant the Company's request for retroactive approval and/or will not impose fines, license conditions, commence revocation proceedings or otherwise exercise their authority to address violations of state statutes and regulations.

    These prior approval requirements imposed by the FCC and certain state agencies on transfers of control, including pro forma transfers of control (without public notice), and corporate reorganizations, and assignments of regulatory authorizations may delay, prevent or deter a change in control of the Company. The FCC may also impose restrictions on affiliations with certain foreign telecommunications companies.

LATIN AMERICA

    MEXICO

    In 1995 the Mexican Government enacted a new Federal Telecommunications Law (the "FTL"), opening the local and long distance telecommunications service markets to competition and imposed varying levels of regulation on Mexican telecommunications providers. The Secretariat of Communications and Transportation (the "SCT") and the Federal Telecommunications Commission ("COFETEL") serve the administrative functions of the FTL and establish telecommunications policy. The FTL imposes regulations only on public carriers, those carriers that provide commercial telecommunications services to the public at large. As a result, private carriers, those that operate telecommunications networks used to satisfy the specific, non-public telecommunications needs of specific individuals or entities, need not obtain approval to operate. Facilities-based public carriers, those that use the radio spectrum, satellite links or any form of land-based cables to provide telecommunications services, must obtain concessions prior to providing service. Concessionaires may also resell the facilities and services of other concessionaires. Vendors (resellers) of telecommunications services may not own their own facilities but need only obtain a permit to provide service. Although the FTL provides for the existence of resellers, the Mexican government has not issued the implementing rules and regulations to allow their entry into the market. Consequently, Mexican law does not currently permit pure switched international resale. Carriers wishing to offer value-added services need only register with the COFETEL's Telecommunications Registry.

   In 1994, Vextro was issued a license to provide value-added telecommunications services by the SCT. The license grants Vextro the right for an unspecified term to provide these services throughout Mexico involving the use of data, facsimile and voice transmissions, and the resulting embedded international and long distance traffic generated.

   Vextro is required to pay a license fee quarterly to the Mexican government equal to five percent of its revenues from value-added telecommunications services. Under the license, Vextro is free to set its service rates without government approval; however, the Vextro's rate schedule must be filed with the SCT. Vextro has posted the required bond of pesos $500,000 to secure obligations under the license.

    OTHER LATIN AMERICAN MARKETS

    Within Latin America, each country has a different national regulatory scheme and is in a varying stage of deregulation. The requirements for the Company to obtain the necessary approvals to offer value-added services and the full range of telecommunications services, including voice telephony, vary from country to country. Specifically, the Company has recently obtained the authority to provide inbound and outbound international long distance, as well as certain other telecommunications services, in El Salvador. The Company is also exploring opportunities in other countries in Latin America.

    Historically, Latin American countries have prohibited the direct transport and switching of speech in real-time between switched network termination points ("Voice Telephony") except by the PTT. The available opportunities and the requirements for the Company to obtain necessary approvals to offer value-added services, systems integration, or the full range of telecommunications services, including Voice Telephony, vary considerably from country to country. The nature, extent and timing of the opportunity for the Company to compete in these markets will be determined, in part, by the actions taken by the governments in these countries to implement competition and the response of incumbent carriers to these efforts. There can be no assurance that any of these countries will implement competition in the near future or at all, that the Company will be able to take advantage of any such liberalization in a timely manner, or that the Company's operations in any such country will be successful. There can be no assurance that the Company has received all necessary approvals, filed applications for such approvals, received comfort letters or obtained all necessary licenses from the applicable regulatory authorities to offer telecommunications services in the Latin American countries where it currently provides services or those in which it seeks to provide services in the future, or that it will do so in the future. The Company's failure to obtain, or retain necessary approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

    Moreover, the Company may be incorrect in its assumption that (i) each Latin American country will abolish, on a timely basis, the respective PTT's monopoly to provide Voice Telephony within and between other countries, (ii) deregulation will continue to occur and (iii) the Company will be allowed to continue to provide and to expand its services in the Latin American countries. There can be no assurance that any or all of the Latin American countries will not adopt laws or regulatory requirements that will adversely affect the Company. Additionally, there can be no assurance that future regulatory, judicial or legislative changes in any or all of the Latin American countries in which the Company competes or intends to compete will not have a material adverse effect on the Company or that regulators or third parties will not raise material issues with regard to the Company's compliance with applicable laws or regulations. If the Company is unable to provide the services it is presently providing or intends to provide or to use its existing or contemplated transmission methods due to its inability to receive or retain formal or informal approvals for such services or transmission methods, or for any other reason related to regulatory compliance or the lack thereof, such events could have a material adverse effect on the Company's business, financial condition and results of operations.

                                  EMPLOYEES

   As of March 1, 1998, the Company had approximately 222 full-time employees with 203 residing in Mexico and 19 residing in the U.S. Of the total employees there are 5 in product development, 39 in sales and marketing, 50 in general and administrative and 106 in operations, engineering, and manufacturing and assembly. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its relations with its employees are good.

                     GOVERNMENTAL OR REGULATORY APPROVAL

   The Company is required in Mexico to have updated technical, safety and regulatory approval for most of its products. In some instances these approvals are obtained and paid for by the manufacturers, but in some other instances, the Company absorbs the responsibility and costs involved in the process.

ITEM 2. PROPERTIES.

   The Company's international headquarters are located in Houston, Texas, where the Company leases approximately 5,700 square feet of an office building. The Company also leases additional facilities in Houston, Texas totaling 7,200 square feet relating to its prepaid phone card operations and to house telecommunications equipment relating to its long distance services operations. The Company leases facilities in Mexico City, Guadalajara and Tijuana, totaling approximately 34,000 square feet and consisting of office and warehousing facilities.

ITEM 3. LEGAL PROCEEDINGS.

   The Company has certain legal proceedings outstanding. A description of these legal proceedings is contained in the Company's Current Report on Form 8-K dated January 7, 1998, which is incorporated herein by reference and filed as an Exhibit to this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock traded on the Small Cap Market under the symbol "PTMC" from August 10, 1994 until June 28, 1996, when it began trading under the symbol "TSCP". The following table sets forth the range of the quarterly high and low sales prices for the Common Stock, as reported by the NASDAQ Small Cap Market, Inc. for each quarter within the last two fiscal years.

                                   High             Low
1996                               ----
----
First Quarter                   $ 4.500         $ 2.500
Second Quarter                    6.875           3.000
Third Quarter                     7.125           3.875
Fourth Quarter                    4.875           3.125

1997
----
First Quarter                     3.750           2.000
Second Quarter                    4.250           2.625
Third Quarter                     10.75           3.688
Fourth Quarter                    15.25           7.500

   As of March 30, 1998, there were approximately 90 holders of record of the Company's Common Stock.

   The Company has never paid any cash dividends on its Common Stock. The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's ability to pay dividends may be adversely affected if, in the future, the Mexican government were to impose restrictions on the Company's ability to repatriate profits.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth certain historical financial data relating to the Company. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in Item 8 of this Report

                                                          1993            1994            1995             1996             1997
                                                      -----------     -----------     -----------     ------------     ------------
STATEMENT OF OPERATIONS DATA
      Revenues ...................................    $ 1,722,258     $   972,494     $ 1,108,473     $  5,705,313     $ 36,153,584
      Cost of revenues ...........................        887,078         439,387         619,431        3,040,919       24,395,656
                                                      -----------     -----------     -----------     ------------     ------------
      Gross Profit ...............................        835,180         533,107         489,042        2,664,394       11,757,928
      Selling, general and
      administrative expense .....................      1,470,491       1,032,010       1,349,194        4,159,077        8,154,034
                                                      -----------     -----------     -----------     ------------     ------------
      Operating income (loss) before
         depreciation and amortization ...........       (635,311)       (498,903)       (860,152)      (1,494,683)       3,603,894
      Depreciation and amortization ..............         22,516          36,018          48,494          263,758          621,731
                                                      -----------     -----------     -----------     ------------     ------------
          Operating income (loss) ................       (657,827)       (534,921)       (908,646)      (1,758,441)       2,982,163
      Other income (loss), net ...................        (98,203)          4,587         228,948          113,402         (231,908)
                                                                      -----------     -----------     ------------     ------------
      Income (loss) before income
      taxes and minority interests ...............       (756,030)       (530,334)       (679,698)      (1,645,039)       2,750,255
      Income tax benefit .........................                                      (expense)           53,427          (84,465)
                                                      -----------     -----------     -----------     ------------     ------------
      Net income (loss) before
      minority interests .........................       (756,030)       (530,334)       (679,698)      (1,591,612)       2,665,790
      Minority interests .........................        359,951         (18,554)          6,633           (6,396)           5,900
                                                      -----------     -----------     -----------     ------------     ------------
      Net income (loss) ..........................    $  (396,079)    $  (548,888)    $  (673,065)    $ (1,598,008)    $  2,671,690
                                                      ===========     ===========     ===========     ============     ============


     Net income (loss)
per share-Basic ..................................    $     (0.81)    $     (0.44)    $     (0.36)    $      (0.52)    $       0.68
     Weighted average shares
         outstanding .............................        491,303       1,254,689       1,890,442        3,046,594        3,903,470
     Net income (loss) per share-
         Diluted (1) .............................            n/a             n/a             n/a              n/a     $       0.53
     Diluted weighted average shares
         outstanding (1) .........................            n/a             n/a             n/a              n/a        5,152,211
BALANCE SHEET DATA
    Cash, cash
equivalents and short
    term investments .............................    $    97,741     $ 4,509,427     $ 3,644,870     $    494,781     $  4,733,780
    Current assets ...............................        353,301       5,178,539       4,293,813        4,664,920       18,506,278
    Property and equipment, net ..................        167,990         156,018         153,798          983,102        2,679,098
    Goodwill and other intangibles, net ..........           --              --              --          3,245,851       17,673,791
    Total assets .................................        521,291       5,334,557       4,497,931        9,371,038       39,635,027
    Notes payable and capital lease
    obligations ..................................        444,649            --              --               --          3,184,152
    Stockholders' equity (deficit) ...............      $(812,133)    $ 4,445,729     $ 3,589,945     $  5,764,464     $ 22,087,513

   (1) Inclusion of additional shares under a dilutive analysis is inappropriate due to the anti-dilutive effect.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Certain statements in this Annual Report on Form 10-K made herein that are not historical are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements are based on numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Investors are cautioned that all forward-looking statements are not guarantees of future performance and that actual results could vary materially from those in the forward-looking statements. Investors are also cautioned that forward-looking statements involve risks and uncertainties including, without limitation, risks related to the effectiveness of management's strategies and decisions, market acceptance of and demand for the Company's products and services by customers, continued relationships with and pricing dependence on third party suppliers, economic conditions, results of financing efforts and regulatory approvals and developments. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Statements with respect to acquisitions and continued trends are forward-looking and involve risks and uncertainties. Furthermore, the Company has significant operations in Mexico, subjecting the Company to certain political and commercial risk. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                   OUTLOOK

   The year ended December 31, 1997 was a year of significant growth for the Company as management continued to position it as a fully-integrated telecommunications provider, with a focus on Latin America. The Company's strategy is to provide a complete telecommunications solution to its customers. In May 1996, the Company acquired Telereunion which shifted the focus of the Company to telecommunications sales and service in Mexico. In July 1997, the Company completed the acquisition of Integracion, which expanded the Company's presence in data and network systems integration. In October 1997, the Company acquired N.S.I., an expert in advanced wide area network design. N.S.I. brings to the Company the technological and managerial expertise necessary to enable the Company to pursue opportunities in the telephony-over-television cable arena. Through these strategic acquisitions, the Company has built the third largest systems integration business in Mexico with pro forma 1997 revenues of approximately $30 million.

   With the acquisition of Orion, additional management capabilities were added and the Company has broadened its focus to include U.S.-originated international long distance with an emphasis on Latin America. During the year ended December 31, 1997, the Company's revenues from international long distance grew significantly from an insignificant amount in 1996 to over $17 million in 1997. This significant growth trend is continuing as the Company expands its geographical coverage and network capacity.

   In January 1998, Telscape acquired MSN, a leading provider of pre-paid telephone calling cards to US-based Hispanic consumers via the TELEFIESTA brand name. The acquisition enhances the profile of Telscape's long distance business by establishing a retail platform for its international long distance services and the ability to market additional products and services to Hispanic customers.

   In March 1998, the Company acquired a license from the government of El Salvador to provide inbound and outbound international long distance as well as certain other telecommunications services. This license marks the first time Telscape will offer international long distance services for calls originating in Latin America. The Company plans to leverage the TELEFIESTA brand recognition in El Salvador and other Latin American countries as regulations and licenses permit.

      REVENUES. During 1997, the Company derived its revenues principally from the provision of systems integration and value-added services in Mexico and from the sale of U.S. outbound international long distance services to Latin America. During 1997, the Company's revenues were derived approximately equally from its two core businesses with systems integration providing 52% and long distance services providing 48% of the Company's revenues. In 1998 the growth in international long distance service revenues, including prepaid growth generated by recently-acquired MSN, is expected to significantly outpace the growth in systems integration revenues.

   The Company provides systems integration services to private and public sector customers in Mexico. Revenues are derived from the sale of equipment and value-added services. Revenues from this business have grown significantly through both internal growth and strategic acquisitions in 1996 and 1997.

   The Company also provides international long distance services to wholesale customers. Revenues are derived from the number of minutes of use (or fraction thereof) billed by the Company and are recorded upon completion of calls. The business has grown significantly from an insignificant amount in 1996 to over $17 million in 1997. For the year ended December 31, 1997, one wholesale customer accounted for approximately 56% of the Company's long distance services revenues and 28% of the Company's overall revenues. As the Company expands its network and customer base, this customer's revenues as a percentage of sales are expected to decline.

   GROSS PROFIT. As the Company's product mix evolves to include proportionately more value-added services of systems integration with proportionately less equipment sales, management expects the Company's gross profit from systems integration to improve. The Company has enjoyed strong gross profit from its international long distance services to date; however, as this market becomes more competitive, the Company may experience a decline in gross profit percentage. The effects of this potential decline are expected to be mitigated by the Company's strategy of focusing on deregulating markets, particularly in Latin America, where it can enjoy higher gross margins. In addition, gross margins from the Company's newly-acquired prepaid phone card business are significantly lower than those of the wholesale international long distance and systems integration businesses. As such, overall gross profit as a percentage of sales is expected to decline in the near future.

   OPERATING INCOME. As the Company continues to expand its core businesses, growth in revenues is expected to outpace decreases in overall gross margins. Additionally, operating expenses are expected to grow at a lesser rate than that of revenues. These factors should result in increased operating income to the Company in the future.

                            RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

                                                      PERCENTAGE OF REVENUES
                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1995      1996      1997
                                                    ------    ------    ------
Revenues .........................................   100.0%    100.0%    100.0%
Cost of revenues .................................    55.9      53.3      67.5
Gross profit .....................................    44.1      46.7      32.5
Selling, general and administrative expenses .....   121.7      72.9      22.5
Operating income (loss) before depreciation
and amortization .................................   (77.6)    (26.2)     10.0
Depreciation and amortization ....................     4.4       4.6       1.7
Operating income (loss) ..........................   (82.0)    (30.8)      8.3
Other income (expense) ...........................    20.7       2.0      (0.7)
Income (loss) before income taxes and
minority interest ................................   (61.3)    (28.8)      7.6
Income tax benefit (expense) .....................     0.0       0.9      (0.2)
Net income (loss) before minority interests ......   (61.3)    (27.9)      7.4
Minority interests in subsidiaries ...............     0.6      (0.1)      0.0
Net income (loss) ................................   (60.7)    (28.0)      7.4

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

   REVENUES increased from $5,705,000 in 1996 to $36,154,000 in 1997. This increase of $30,449,000, or 534%, was due principally to the significant growth in the international long distance business and, to a lesser extent, the acquisitions of Telereunion, Integracion and N.S.I. During the year ended December 31, 1997, the Company's revenues from international long distance services grew $16,750,000 from $640,000 in 1996 to $17,390,000, or 2617%.
Revenues from systems integration services and equipment sales increased $13,699,000 from $5,065,000 to $18,764,000, or 270%. Although some of the growth is attributable to the effect of including Telereunion for a full year in 1997, Telereunion also experienced growth in revenues in 1997.

   COST OF REVENUES increased from $3,041,000 in 1996 to $24,396,000 in 1997, or $21,355,000. The increase in cost of revenues was due principally to the incremental cost of revenues associated with the significant growth in the international long distance business and, to a lesser extent, the incremental cost of revenues associated with the acquisitions of Telereunion, Integracion and N.S.I. The cost of revenues as a percentage of revenues increased from 53.3% to 67.5%, or 14.2%. The increase in cost of revenues as a percentage of revenues was due principally to a significant change in the Company's product mix. During 1997, the Company experienced an increase in the cost of revenues as a percentage of revenues in the systems integration businesses in Mexico and Poland which was offset by the lower cost of revenues as a percentage of revenues in the international long distance services business.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $4,159,000 in 1996 to $8,154,000 in 1997, or $3,995,000. The increase in SG&A was due principally from the incremental SG&A associated with the acquisitions of Telereunion, and, to a lesser extent, the additional administrative staff added to handle the significant growth in the international long distance business and the incremental costs associated with the acquisitions of Integracion and N.S.I. In 1996, the Company also incurred certain non-recurring expenses of approximately $350,000 relating to non-cash compensation expense that was recorded in 1996 in compliance with "FAS 123: Accounting for Stock-Based Compensation," approximately $100,000 in fees associated with the Orion merger, and approximately $146,000 in consulting fees. These consulting fees were paid under agreements, which have been terminated.

   Overall SG&A as a percentage of revenues decreased from 72.9% to 22.5%, or 50.4%. This decrease was due principally to the economies of scale associated with the significant growth in revenues in each of the Company's core businesses while containing costs.

   DEPRECIATION AND AMORTIZATION increased from $264,000 in 1996 to $622,000 in 1997, or $358,000. This increase is due to an increase in goodwill amortization primarily due to the Integracion and N.S.I. acquisitions completed during 1997 and a full year's amortization of goodwill in 1997 associated with the Telereunion acquisition.

   OTHER INCOME (EXPENSE) decreased from income of $113,000 in 1996 to an expense of ($232,000) in 1997, or $345,000. The decrease in other income was due principally to the Company recognizing a foreign exchange loss of ($126,000)in 1997, primarily from the Polish operations, as compared to a foreign exchange gain of $161,000, primarily from the Mexican operations, in 1996. In addition, interest expense increased by $138,000 primarily due to debt incurred in connection with the Integrated acquisition. In 1997, the Company also wrote off its investment in a joint venture, realizing a loss of $196,000, and incurred certain litigation settlement expenses of $128,000.

   PROVISION (BENEFIT) FOR INCOME TAXES increased from a benefit of $53,000 in 1996 to an expense of ($84,000) in 1997. This increase is primarily due to tax expense from the Company's Mexican operations offset by a benefit realized from the utilization of net operating loss carry forwards.

   NET INCOME (LOSS) was $2,672,000 in 1997 compared to a net loss of ($1,598,000) in 1996. The change in net income was due to a combination of the factors discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   REVENUES increased from $1,108,000 in 1995 to $5,705,000 in 1996. This increase of $4,597,000, or 415%, was due principally to the merger of Telereunion and, to a lesser extent, the merger of Orion. Revenues for the Polish operations increased only slightly from $1,108,000 in 1995 to $1,143,000 in 1996.

   COST OF REVENUES increased from $619,000 in 1995 to $3,041,000 in 1996, or $2,422,000. The increase in cost of revenues was due principally to the incremental cost of revenues attributable to the acquisition of Telereunion and, to a lesser extent, the merger of Orion. This increase was offset partially by a decrease of $121,000 in the Polish operations. The cost of revenues as a percentage of revenues decreased from 55.9% to 53.3%, or 2.6%. The decrease in cost of revenues as a percentage of revenues was due principally to the improvements in the Polish operations and the addition of higher margin sales from the Orion merger.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $1,349,000 in 1995 to $4,159,000 in 1996, or $2,810,000. The increase in SG&A was due principally to the incremental SG&A attributable to the acquisition of Telereunion and, to a lesser extent, the merger of Orion. The Company also incurred certain non-recurring expenses of approximately $596,000. These expenses included approximately $350,000 of non-cash compensation expense that was recorded in 1996 in compliance with "FAS 123: Accounting for Stock-Based Compensation," approximately $100,000 in fees associated with the Orion merger, and approximately $146,000 in consulting fees. These consulting fees were paid under agreements which have been terminated.

   On approximately the same revenues, SG&A for the Polish operations decreased by $84,000 due principally to a reduction in work force. Overall SG&A as a percentage of revenues decreased from 121.7% to 72.9%, or 48.8%. This decrease was due principally to the lower SG&A as a percentage of revenues associated with Telereunion and, to a lesser extent, efficiency improvements in the Polish operations. These improvements were offset by the non-recurring expenses and additional recurring expenses described above.

   DEPRECIATION AND AMORTIZATION increased from $48,000 in 1995 to $264,000 in 1996, or $216,000. This increase is due to an increase in goodwill amortization related to the Telereunion acquisition and the incremental depreciation expense associated with those operations.

   OTHER INCOME decreased from $229,000 in 1995 to $113,000 in 1996, or $116,000. The decrease in other income was due principally to the decrease in net interest income from $231,000 to $14,000 and the recognition of a $63,000 loss in connection with the forfeiture of an earnest money deposit for an aborted acquisition attempt. This decrease was offset by an increase in the Company's foreign exchange gain of approximately $160,000.

   PROVISION (BENEFIT) FOR INCOME TAXES increased from a provision of $0 in 1995 to a tax benefit of $53,000 in 1996, resulting primarily from the increase in deferred tax assets in Vextro.

   NET LOSS increased from a net loss of $673,000 in 1995 to a net loss of $1,598,000 in 1996. The increase in net loss was due to a combination of the factors discussed above.

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

   During 1997, the Company generated significant cash from operations of $4,588,000, which was more than adequate to finance its operations. The Company ended the year with $4,734,000 in cash, up from $495,000 at December 31, 1996. Capital investments were funded mainly out of cash flow from operations with the exception of one equipment purchase of $329,000, which was financed through a capital lease. The Company ended the year with no indebtedness for borrowed money from financial institutions. Notes payable outstanding at year end were issued to sellers in connection with the acquisition of Integracion and to purchase treasury shares as part of a settlement agreement.

   Net cash provided by (used in) operating activities was ($2,731,000) and $4,588,000 for the years ended December 31, 1996 and December 31, 1997, respectively. The increase in net cash provided by operations in 1997 as compared to 1996 was due primarily to the significant increase in the Company's operations during 1997 and the resultant significant increase in working capital.

   Net cash provided by (used in) investing activities was $2,489,000 and ($1,799,000) for the years ended December 31, 1996 and December 31, 1997, respectively. During 1997, the Company expended $1,682,000 for the purchase of property and equipment. In 1996, the net cash provided by investing activities was due primarily to the difference between the purchase of short-term investments and the redemption of such investments.

   Net cash provided by financing activities was $564,000 and $1,450,000 for the years ended December 31, 1996 and December 31, 1997, respectively. In 1997, the Company generated $1,004,000 from the exercise of warrants and options and $600,000 from the collection of capital subscriptions receivables. In 1996, the Company raised $564,000 through issuance of common stock.

   As of December 31, 1997, the Company had cash and cash equivalents of $4,734,000 and positive working capital of $3,670,000. In December 1997, the Company announced its intention to redeem publicly traded warrants to purchase an aggregate of 525,000 common shares with a 30 day notice requirement. This announcement resulted in 475,535 warrants being exercised prior to the redemption date. The Company realized net proceeds from these exercises of $3,804,000, of which $989,000 was received prior to year end.

   In January 1998, the Company completed the acquisition of MSN by issuing to the sellers $3,250,000 in cash, $750,000 in non-interest bearing promissory notes and 100,000 shares of common stock. This acquisition utilized the majority of the funds realized from the warrant exercises.

   In the first quarter of 1998, the Company continued its strategic plans to significantly expand the Company's facilities and capacity related to its long distance services and prepaid phone card business lines. Through March 23, 1998, the Company has expended or placed purchase orders for equipment purchases for a total in excess of $4 million relating to these business expansions. Management does not expect that cash generated from operations will be adequate to fund these capital investments.

   The Company intends to finance its growth and additional capital investments required for its planned facility expansions through cash generated from operations, additional financing through commercial lenders' and additional lease financing and the sale of debt, additional equity (or a combination of both). There can be no assurance that the cash generated from operations will be sufficient nor that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. Additional funding through the incurrence of debt or sale of additional equity (or a combination of both) may be required to meet the Company's growth plans, although there can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If necessary funds are not available, the Company's business and results of operations and the future expansion of its business could be materially adversely affected.

   On March 12, 1998, the Company entered into a revolving credit facility with a commercial bank which provides for borrowings up to $1,250,000 subject to adequate levels of eligible accounts receivable. Borrowings are secured by the accounts receivable of the Company's Telscape USA and MSN subsidiaries. This facility provides that borrowings will bear interest at floating rates of prime plus 1% and expires in six months. The Company also has negotiated terms with several of its equipment vendors which call for extended payment terms and increased credit lines (including $2,000,000 lines of credit with 60 day and 90 day payment terms, respectively, obtained from two of its equipment vendors).

ESCROW AGREEMENT

   Pursuant to the Texas Securities Act of 1957, the Texas State Securities Commissioner has the discretion to require that an issuer offering and selling securities to the residents of Texas in a public offering deposit certain outstanding securities in escrow. In that regard, certain former officers and directors of the Company, including Gary Panno, Kris Murthy, and Dal Berry, as well as three other individuals (collectively, the "Shareholders"), are parties to a Stock Escrow Agreement (the "Escrow Agreement") dated August 8, 1994. The Escrow Agreement was required by the Texas State Securities Commissioner as a condition to the registration of securities in Texas in connection with the Company's IPO. The Escrow Agreement provides that a total of 415,503 shares of Common Stock ("Shares") and 55,779 shares of Common Stock issuable upon the exercise of options ("Options") be held in escrow for a period of not less than two years and not more than ten years. The terms of the Escrow Agreement provide further that Shares and Options held in escrow may be released provided certain performance requirements of the Company ("Performance Requirements") are met. For instance, if the Company's common stock trades at a price per share of at least $11.81 for at least ninety (90) consecutive trading days then the Shares and Options are automatically released from escrow.

   During the first quarter of 1998, the Company and the Shareholders entered into a series of agreements, which will result in the early termination of the Escrow Agreement in the second quarter of 1998, the repurchase by the Company of certain of the Shares at a significant discount to market and the resolution of a disagreement with certain of the Shareholders concerning the validity of the Options. The agreements call for the Shareholders to sell a total of 101,417 Shares to the Company for $985,580 or $9.72 per share to be paid 25% upon closing and 75% within ninety (90) days. Closing is expected to take place during the first half of April 1998. In addition, the Shareholders agreed to sign a ninety (90) day lock-up ("Lock-Up"), commencing on the closing date, for any Shares which were not sold to the Company; provided, however, that should any of the Performance Requirements be met during the Lock-Up, the Lock-Up will terminate automatically. Finally, certain of the Shareholders agreed to the termination of approximately 40,000 of the Options, which had an exercise price of $0.80 per share.

                                UNCERTAINTIES

   The Company continues to face many risks and uncertainties, including general and specific market economic risks. The exploitation of the opportunities presented by the Mexican market are expected to require substantial capital. To the extent the Company's Mexican subsidiaries do not have a positive net cash flow from its operations in 1998, it can be expected that the Company would have to fund any shortfalls from its working capital. In addition, any capital expenditures needed to expand the operations of the Mexican subsidiaries would likely be funded out of the working capital of the parent corporation. Any such fundings would reduce the funds available to finance and expand the Company's strategy to compete in the international long distance services business. Also, any economic crises in Mexico could result in the need to fund any cash flow shortfalls of the Company's Mexican subsidiaries.

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

   The international long distance market, although large and rapidly growing, is also very competitive. The Company competes in this market with companies that have greater experience and substantially greater resources, both financial and otherwise. In addition, the Company faces certain additional risks in competing in this market, including changes in U.S. and foreign government regulations and telecommunications standards, dependence on strategic partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. In addition, the Company could be adversely affected by a reversal in the trend toward deregulation of telecommunication markets. The Company will be increasingly exposed to these risks as the Company expands its presence in this market.

   The prepaid phone card market represents a new market for the Company. While the former owners of MSN are currently officers of the Company and continue to actively manage the prepaid phone card operations, this is a rapidly growing and very competitive market. As with international long distance services, the Company will compete in this market with companies that have greater experience and have substantially greater resources. In addition, the prepaid phone card industry is subject to extensive U.S. federal and state regulation including the imposition of various excise taxes and fees, including the Universal Service Fund (see discussion in "Government Regulation" in Part I, Business). The Company's growth in this business is dependent on its ability to expand its capacity through investments in additional facilities or entering in partnering arrangements for outsourcing the telecommunications services related to calls initiated on the prepaid phone cards it serves. There can be no assurance that the Company will be successful in raising the capital required to fund the additional facilities in which case the Company's operations, the future growth in this business and the ability to compete effectively against competitors with significantly more resources could be materially adversely affected.

   The Company is also pursuing a strategy of growth through selective acquisitions. However, there can be no assurance that any acquisition will be completed, that attractive candidates will be identified in the future, or that, if completed, any acquisition will be beneficial to the Company.

FOREIGN CURRENCY RISK

   The general economic conditions of Mexico are greatly affected by the fluctuations in exchange rates and inflation. The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that transact and pay in U.S. dollars. In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. The Company's functional currency in Mexico is the U.S. dollar because the majority of its transactions are in such currency. However, from time to time the Company transacts in the local currency and thus faces foreign currency risk with respect to these transactions. U.S.-originated calls will be paid in U.S. dollars; however, the Company also expects to derive a certain portion of its revenues from calls originated outside of the U.S. thus exposing the Company to additional exchange rate risk. In addition, the Company pays its termination partners in Latin America in their respective local currencies, exposing the Company to additional exchange rate risk. The Company may choose to limit its exposure to foreign currency risk through the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that any foreign currency hedging strategy would be successful in avoiding exchange-related losses.

   Pursuant to the Texas Securities Act of 1957, the Texas State Securities Commissioner has the discretion to require that an issuer offering and selling securities to the residents of Texas in a public offering deposit certain outstanding securities in escrow. In that regard, certain former officers and directors of the Company, including Gary Panno, Kris Murthy, and Dal Berry, as well as three other individuals (collectively, the "Shareholders"), are parties to a Stock Escrow Agreement (the "Escrow Agreement") dated August 8, 1994. The Escrow Agreement was required by the Texas State Securities Commissioner as a condition to the registration of securities in Texas in connection with the Company's IPO. The Escrow Agreement provides that a total of 415,503 shares of Common Stock ("Shares") and 55,779 shares of Common Stock issuable upon the exercise of options ("Options") be held in escrow for a period of not less than two years and not more than ten years. The terms of the Escrow Agreement provide further that Shares and Options held in escrow may be released provided certain performance requirements of the Company ("Performance Requirements") are met. For instance, if the Company's common stock trades at a price per share of at least $11.81 for at least ninety (90) consecutive trading days then the Shares and Options are automatically released from escrow.

   During the first quarter of 1998, the Company and the Shareholders entered into a series of agreements, which will result in the early termination of the Escrow Agreement in the second quarter of 1998, the repurchase by the Company of certain of the Shares at a significant discount to market and the resolution of a disagreement with certain of the Shareholders concerning the validity of the Options. The agreements call for the Shareholders to sell a total of 101,417 Shares to the Company for $985,580 or $9.72 per share to be paid 25% upon closing and 75% within ninety (90) days. Closing is expected to take place during the first half of April 1998. In addition, the Shareholders agreed to sign a ninety (90) day lock-up ("Lock-Up"), commencing on the closing date, for any Shares which were not sold to the Company; provided, however, that should any of the Performance Requirements be met during the Lock-Up, the Lock-Up will terminate automatically. Finally, certain of the Shareholders agreed to the termination of approximately 40,000 of the Options, which had an exercise price of $0.80 per share.

YEAR 2000 PLANS

   In anticipation of the year 2000, management has developed a plan to review software that was internally developed or externally purchased or licensed, and also to review with its key vendors and service providers their software, for compliance with Year 2000 processing requirements. In accordance with Emerging Issues Task Force Opinion No. 96-14, "ACCOUNTING FOR THE COSTS ASSOCIATED WITH MODIFYING COMPUTER SOFTWARE FOR THE YEAR 2000," the Company will expense all costs as incurred. The Company does not believe that such costs will have a material impact on the financial results of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

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

   Statement of Financial Accounting Standards No. 131, "DISCLOSURE ABOUT SEGMENTS OF A BUSINESS ENTERPRISE," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

   SFAS 130 and 131 are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of these statements are not expected to have a material effect on the Company's financial statement disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The Company's market capitalization on January 28,1997 was less than $2.5 billion, and therefore, information responsive to this item should be included in the Report on Form 10-K for the fiscal year ending December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Index to Consolidated Financial Statements:


                                                                            PAGE
                                                                            ----
     Reports of Independent Certified Public Accountants

     Consolidated Financial Statements:

     Consolidated Balance Sheets - As of December 31, 1996 and 1997

     Consolidated Statements of Operations - For the years ended December 31, 1995, 1996 and 1997

     Consolidated Statements of Stockholders' Equity - For the years ended December 31, 1995, 1996 and 1997

     Consolidated Statements of Cash Flows - For the years ended December 31, 1995, 1996 and 1997

     Notes to Consolidated Financial Statements

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Telscape International, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Telscape International, Inc. and subsidiaries (formerly Polish Telephones and Microwave Corporation) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telscape International, Inc. and subsidiaries at December 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                BDO SEIDMAN, LLP
Houston, Texas
March 9, 1998

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Polish Telephones and Microwave Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Polish Telephones and Microwave Corporation and subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Polish Telephones and Microwave Corporation for the year ended December 31, 1995, in conformity with generally accepted accounting principles.




                                    Hoffman, McBryde & Co., P.C.

Dallas, Texas
March 27, 1996

                TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                      December 31,
                                                             ----------------------------
                                                                 1996            1997
                                                             ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents ..............................   $    494,781    $  4,733,780
  Accounts receivable, less allowance for doubtful
accounts of
  $57,000 and $200,000, respectively .....................      2,034,728       6,275,923
  Inventories ............................................      2,045,195       4,305,084
  Prepaid expenses and other .............................         90,216       2,674,492
  Deferred income taxes ..................................           --           516,999
                                                             ------------    ------------
   Total current assets ..................................      4,664,920      18,506,278
PROPERTY AND EQUIPMENT, net of accumulated
depreciation .............................................        983,102       2,679,098
GOODWILL AND OTHER INTANGIBLES, net of accumulated
amortization .............................................      3,245,851      17,673,791
DEFERRED INCOME TAXES ....................................        192,167          76,728
INVESTMENT IN AFFILIATES .................................           --           295,132
OTHER ASSETS .............................................        284,998         404,000
                                                             ------------    ------------
              Total assets ...............................   $  9,371,038    $ 39,635,027
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .......................................   $  1,756,016    $ 10,756,477
  Accrued expenses .......................................        723,832       3,302,781
  Current portion of notes payable and capital
lease obligations ........................................           --           507,701
  Deferred income taxes ..................................        371,948         269,649
                                                             ------------    ------------
   Total current liabilities .............................      2,851,796      14,836,608
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS ..............           --         2,676,451
MINORITY INTERESTS .......................................        754,398          34,075
COMMITMENTS AND CONTINGENCIES
SERIES B NON-VOTING PREFERRED STOCK, $.001 par
value, 380,000 shares authorized issues and
outstanding, mandatorily redeemable upon
achievement of certain performance measures ..............            380             380
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
shares authorized;
  without defined preference rights ......................           --              --
  Series A preferred stock, $.001 par value,
1,000,000 shares
  authorized .............................................           --              --
  Common stock, $.001 par value, 25,000,000 shares
  authorized; 3,935,969 and 4,104,027 shares issued and
outstanding, respectively ................................          3,936           4,104
  Additional paid-in capital .............................     11,883,719      25,231,876
  Capital subscriptions receivable .......................       (600,000)           --
  Accumulated deficit ....................................     (5,523,191)     (2,851,501)
  Treasury stock .........................................           --          (296,966)
                                                             ------------    ------------
   Total stockholders' equity ............................      5,764,464      22,087,513
                                                             ------------    ------------
   Total liabilities and stockholders'equity .............   $  9,371,038    $ 39,635,027
                                                             ============    ============

  The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
                                        -----------------------------------------
                                           1995          1996           1997
                                        ------------  ------------  -------------
REVENUES ...........................   $ 1,108,473    $ 5,705,313    $ 36,153,584
COST OF REVENUES ...................       619,431      3,040,919      24,395,656
                                       -----------    -----------    ------------
GROSS PROFIT .......................       489,042      2,664,394      11,757,928
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES ...........................     1,349,194      4,159,077       8,154,034
                                       -----------    -----------    ------------
OPERATING INCOME (LOSS) BEFORE
DEPRECIATION
AND AMORTIZATION ...................      (860,152)    (1,494,683)      3,603,894
DEPRECIATION AND AMORTIZATION ......        48,494        263,758         621,731
                                       -----------    -----------    ------------
OPERATING INCOME (LOSS) ............      (908,646)    (1,758,441)      2,982,163

OTHER INCOME (EXPENSE):
  Interest income ..................       232,438        142,649         170,772
  Interest expense .................        (1,639)      (128,224)       (265,899)
  Foreign exchange gain (loss) .....        (1,851)       161,199        (125,936)
  Other, net .......................          --          (62,222)        (10,845)
                                       -----------    -----------    ------------
      Total other income (expense),
net ................................       228,948        113,402        (231,908)
                                       -----------    -----------    ------------

INCOME (LOSS) BEFORE INCOME TAXES
AND
MINORITY INTERESTS .................      (679,698)    (1,645,039)      2,750,255
INCOME TAX BENEFIT (EXPENSE) .......          --           53,427         (84,465)
                                       -----------    -----------    ------------
INCOME (LOSS) BEFORE MINORITY
INTERESTS ..........................      (679,698)    (1,591,612)      2,665,790
MINORITY INTERESTS IN SUBSIDIARIES .         6,633         (6,396)          5,900
                                       ===========    ===========    ============

NET INCOME (LOSS) ..................   $  (673,065)   $(1,598,008)   $  2,671,690
                                       ===========    ===========    ============

EARNINGS (LOSS) PER SHARE:

  Basic ............................   $     (0.36)   $     (0.52)   $       0.68
  Diluted (1) ......................           n/a            n/a    $       0.53
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ............................     1,890,442      3,046,594       3,903,470
  Diluted (1) ......................           n/a            n/a       5,152,211

(1) Inclusion of additional shares under a diluted analysis is inappropriate due to the anti-dilutive effect

   The accompanying notes are an integral part of these financial statements.

 TELSCAPE INTERNATIONAL, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                                       Capital
                                               Common Stock          Additional     Subscriptions
                                             Shares     Amount     Paid-in Capital    Receivable
                                            ------------------     ---------------  -------------
Balance, December 31, 1994                  1,890,442   $1,890      $8,113,238        $(600,000)

Reclassification of accumulated losses
acquired from minority in interest in
subsidiary ..............................        --       --              --               --

Net loss ................................        --       --              --               --

Balance, December 31, 1995 ..............   1,890,442    1,890       8,113,238         (600,000)

Issuance of stock in acquisition of
subsidiary ..............................   1,605,000    1,605       2,855,295             --

Issuance of stock in connection with
merger ..................................     400,000      400         525,000             --

Issuance of stock in connection with
stock options exercised .................      40,527       41          38,181             --

Compensation related to warrants granted         --       --           352,005             --

Net loss ................................        --       --              --               --

Balance, December 31, 1996 ..............   3,935,969    3,936      11,883,719         (600,000)

Issuance of stock in connection with
warrants and options exercised ..........     148,058      148       1,003,708             --

Compensation related to common stock ....      20,000       20         188,277             --
and warrants granted

Repurchase of treasury shares ...........        --       --              --               --

Release of stock in escrow ..............        --       --              --            600,000

Additional consideration recognized .....        --       --        12,156,172             --
upon vesting of warrants

Net income ..............................        --       --              --               --

Balance, December 31, 1997 ..............   4,104,027   $4,104     $25,231,876               $-

                                                                                Total
                                             Accumulated     Treasury       Stockholders'
                                                Deficit        Stock           Equity
                                             -----------     --------       ------------
Balance, December 31, 1994                   $(3,069,399)        $-        $4,445,729

Reclassification of accumulated losses
acquired from minority in interest in
subsidiary ..............................       (182,719)        --          (182,719)

Net loss ................................       (673,065)        --          (673,065)

Balance, December 31, 1995 ..............     (3,925,183)        --         3,589,945

Issuance of stock in acquisition of
subsidiary ..............................           --           --         2,856,900

Issuance of stock in connection with
merger ..................................           --           --           525,400

Issuance of stock in connection with
stock options exercised .................           --           --            38,222

Compensation related to warrants granted            --           --           352,005

Net loss ................................     (1,598,008)        --        (1,598,008)

Balance, December 31, 1996 ..............     (5,523,191)        --         5,764,464

Issuance of stock in connection with
warrants and options exercised ..........           --           --         1,003,856

Compensation related to common stock ....           --           --           188,297
and warrants granted

Repurchase of treasury shares ...........           --       (296,966)       (296,966)

Release of stock in escrow ..............           --           --           600,000

Additional consideration recognized .....           --           --        12,156,172
upon vesting of warrants

Net income ..............................      2,671,690         --         2,671,690

Balance, December 31, 1997 ..............    $(2,851,501)   $(296,966)   $ 22,087,513

                          TELSCAPE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                           ----------------------------------------
                                              1995          1996          1997
                                           ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................   $   (673,065)   $(1,598,008)   $ 2,671,690
  Adjustments to reconcile net income
(loss) to net cash
    provided by (used in) operating
activities:
  Provision for doubtful accounts ....           --            8,640        277,282
  Depreciation and amortization ......         48,494        263,758        621,731
  Provision for inventory obsolescence           --           55,000         52,531
  Write-off investment in operating
venture ..............................           --             --          196,462
  Deferred income tax benefit ........           --         (111,720)    (1,565,966)
  Interest amortized on discounted
short-term
      investments ....................        (64,526)        (8,196)          --
  Imputed interest on non-interest
bearing notes payable ................           --             --          136,152
  Minority interest in subsidiaries'
income (loss) ........................         (6,633)         6,397         (5,900)
  Decrease in minority interests for
equipment credits
      utilized .......................         55,041         52,555           --
  Changes in assets and liabilities:
    Accounts receivable ..............         75,523       (952,193)    (1,622,990)
    Inventories ......................         14,564       (719,792)    (2,358,949)
    Prepaid and other assets .........       (117,308)        35,485     (2,634,064)
    Accounts payable .................       (114,447)      (123,939)     6,953,589
    Accrued liabilities ..............        (34,864)       360,580      1,866,359
                                         ------------    -----------    -----------
Net cash provided by (used in)
operating activities .................       (817,221)    (2,731,433)     4,587,927
                                         ------------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments .    (10,943,692)    (4,898,790)          --
  Redemption of short-term investments     11,499,763      8,378,601           --
  Purchases of property and equipment         (46,274)      (440,843)    (1,682,303)
  Acquisition of Telereunion, net of
cash acquired ........................           --         (353,169)          --
  Acquisition of Integracion, net of
cash acquired ........................           --             --          117,038
  Acquisition of N.S.I., net of cash
acquired .............................           --             --          (49,048)
  Investment in BCH Holdings .........           --             --         (184,953)
  Purchase of minority interest ......        (62,658)          --             --
  Investment in joint venture ........         (2,930)      (196,462)          --
                                         ------------    -----------    -----------
Net cash provided by (used in)
investment activities ................        444,209      2,489,337     (1,799,266)
                                         ------------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease payments .           --             --         (103,518)
  Payments on notes payable ..........           --             --          (50,000)
  Proceeds from capital subscriptions            --             --          600,000
  Issuance of common stock ...........           --          563,622           --
  Proceeds from warrants and options
exercised ............................           --             --        1,003,856
                                         ------------    -----------    -----------
  Net cash provided by (used in)
financing activities .................           --          563,622      1,450,338
                                         ------------    -----------    -----------

  Net increase (decrease) in cash and
cash equivalents .....................       (373,012)       321,526      4,238,999
                                         ------------    -----------    -----------
  Cash and cash equivalents at
beginning of year ....................        546,267        173,255        494,781
                                         ------------    -----------    -----------
  Cash and cash equivalents at end of
year .................................   $    173,255    $   494,781    $ 4,733,780
                                         ============    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          TELSCAPE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                            --------------------------------------------
                                                              1995              1996              1997
                                                            ---------        ---------         ---------
Supplemental disclosure of cash flow information:
    Interest paid .........................................  $  1,639      $   176,410       $   121,069
    Taxes paid ............................................      --             80,063           505,298
Non-cash transactions:
Property and equipment acquired by execution of
capital lease obligation ..................................      --               --             328,985

Issuance of notes and acquisition of treasury
shares
in litigation settlement:
    Litigation settlement .................................      --               --              (3,034)
    Treasury stock ........................................      --               --            (296,966)
    Notes payable .........................................      --               --             300,000

Issuance of preferred and common stock in exchange
for shares of common stock in
with reverse triangular merger:
    Excess of cost over net assets acquired ...............      --          2,857,280              --
    Common stock ..........................................      --             (1,605)             --
    Preferred stock .......................................      --               (380)             --
    Additional paid-in capital ............................      --         (2,855,295)             --
Issuance of promissory notes in connection with
the acquisition of Integracion ............................      --               --           2,555,401

Issuance of common stock and warrants in
exchange for services provided or in connection
with severance agreement ..................................      --            352,005           188,297

Reduction of subsidiary stock subscription
receivable in exchange for credits on equipment ...........    55,041           52,555              --

Additional contingent consideration recorded:
2,175,000 warrants issued in connection with
Telereunion and Integracion acquisitions
vesting upon achievement of certain operating
performance measures ......................................      --               --           12,156,17

Accrual of redemption of 380,000 shares of
Series B preferred stock to be
redeemed based upon achievement of
certain operating performance measures ....................      --               --             380,000

   The accompanying notes are an integral part of these financial statements.

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

   Telscape International, Inc. (collectively with its subsidiaries, the "Company") is an emerging, fully-integrated telecommunications company. The Company supplies U.S.-originated international long distance services on a wholesale and retail basis, via switched and dedicated networks, with an emphasis on Latin America. In addition, the Company provides a full range of systems integration and value-added telecom services in Mexico to major public and private sector customers.

   Through its Telscape USA, Inc. ("Telscape USA") subsidiary, the Company is a facilities-based long distance telecommunications services company providing international long distance services for calls originating in the United States and terminating in other countries, primarily in Latin America.

   Through its Mexican subsidiaries, Vextro de Mexico, S.A. de C.V. ("Vextro"), Integracion de Redes, S.A. de C.V. ("Integracion"), and N.S.I. de S.A. de C.V. ("N.S.I."), the Company is engaged in the distribution and sale of voice, data and networking equipment and provides value-added services in network integration. Each of these Mexican entities is owned principally by Telereunion, Inc. ("Telereunion"), a wholly-owned subsidiary of the Company.

   Through its newly-acquired subsidiary, MSN Communications, Inc. ("MSN"), the Company is engaged in the distribution and sale of prepaid phone cards across the United States, targeted mainly at the Hispanic community.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and all wholly and majority owned subsidiaries. The Company records minority interests expense, which represents the portion of majority owned subsidiaries attributable to minority owners. Investments in affiliates in which the Company owns a 20% to 50% ownership interest, and in which the Company exercises significant influence over operating and financial policies, are accounted for by the equity method. Investments of less than 20% ownership are recorded at cost, which does not exceed the estimated net realizable value of such investments. All significant intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to current year presentation.

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

REVENUE RECOGNITION

   The Company recognizes revenue from long distance telecommunications services at the time of customer usage. Revenue from sales of equipment are recognized at time of shipment. Revenue from data and network integration value-added services are recognized when services are performed.

CASH AND CASH EQUIVALENTS

   The Company considers cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents.

FINANCIAL INSTRUMENTS

   The Company follows the guidance of Statement of Financial Accounting Standards No. 107, "DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS," which requires the disclosures of the fair value of financial instruments; however, this information does not represent the aggregate net fair value of the Company. Some of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

   Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents, short-term investments, escrowed deposits and investments (certificates of deposit) generally approximate market value because of the short maturity of these instruments. The Company's notes payable and capital lease obligations also approximate market value as the underlying borrowing rates are similar to other financial instruments with similar maturities and terms.

INVENTORIES

   Inventories consist principally of telecommunications equipment acquired from manufacturers for distribution and are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost. The cost of major renewals and betterments is capitalized; repairs and maintenance costs are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being reflected in the Consolidated Statement of Operations. Depreciation of property and equipment for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and capital leases are amortized over the lesser of the life of the lease or the useful life of the asset. For income tax purposes, accelerated methods of depreciation are used. The following is a summary of the Company's property and equipment and their estimated useful lives:

    -----------------------------------------------------------------------

                                                              Estimated
                                    As of December 31,      Useful Lives
                                  -----------------------
                                    1996         1997          (Years)
                                  ----------  -----------  ----------------
    Computer equipment and
    software                        314,079      569,159          3
    Telecommunications equipment    466,926    1,183,999         5-7
    Office equipment                270,517      380,357         5-7
    Leasehold improvements          196,344      229,456          7
    Transportation equipment        157,207      295,148          5
    Call center equipment                 -      704,729          5
                                  ----------  -----------
                                  1,405,073    3,362,848
    Less, accumulated
    depreciation                  (421,971)    (683,750)
                                  ----------  -----------
                                   983,102    2,679,098
                                  ==========  ===========

   -----------------------------------------------------------------------

GOODWILL AND INTANGIBLES

   The major classes of intangible assets are summarized below:

    ----------------------------------------------------------------------

                                                            Amortization
                                  As of December 31,           Period
                              ---------------------------
                                  1996          1997          (Years)
                              -------------  ------------  ---------------
    Goodwill                     3,311,748    18,037,099         15
    Organization costs              73,292        73,292         5
    Less, accumulated
    amortization                 (139,189)     (436,600)
                              -------------  ------------
                                 3,245,851    17,673,791
                              =============  ============

    ----------------------------------------------------------------------

      Intangible assets are amortized using the straight-line method for periods noted above.

   Goodwill is recognized for the excess of the purchase price of the various business combinations over the estimated fair value of the identifiable net tangible and intangible assets acquired. In connection with certain of the Company's acquisitions, the Company issued performance-based warrants. The Company records such contingent consideration at the time the contingency is resolved and the consideration becomes issuable or when the outcome of the contingency is determinable beyond a reasonable doubt. During the year ended December 31, 1997, 2,095,000 warrants, issued in connection with the Telereunion acquisition, vested as a result of certain operating performance measures being achieved. In addition, 380,000 shares of preferred stock were mandatorily redeemable at December 31, 1997 at $1.00 per share based upon the Company meeting certain operating performance measures. The preferred shares were redeemed in the first quarter of 1998. As a result, the Company recorded $12,114,000 in additional consideration in connection with the Telereunion acquisition. Additionally, during the year ended December 31, 1997, 80,000 warrants, issued in connection with the Integracion acquisition, vested as a result of certain operating performance measures being achieved. The Company recorded $422,000 in additional consideration in connection with the Integracion acquisition. See Note 2 for further discussion regarding the Company's acquisitions. Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company based on the current and expected future profitability and net cash flows of acquired companies and their contribution to the overall operations of the Company. In management's opinion, there is no impairment of such assets at December 31, 1997.

WARRANTY RESERVES

   The Company generally provides its systems integration customers a warranty with each equipment and related products and accrues warranty expense at time of sale based upon actual claims history. Actual warranty costs incurred are charged against such accrual when paid.

PREPAID EXPENSES AND OTHER CURRENT ASSETS:

   Prepaid expenses and other current assets include the following:

    -------------------------------------------------------------------

                                              As of December 31,
                                          ---------------------------
                                              1996          1997
                                          -------------  ------------

    Value-added taxes receivable                     -     1,749,226
    Deposits                                    13,713       448,121
    Prepaid insurance and other expenses        13,566       197,470
    Other                                       62,937       279,675
                                          -------------  ------------
                                                90,216     2,674,492
                                          =============  ============
                                                     `
    -------------------------------------------------------------------

ACCRUED EXPENSES:

    -------------------------------------------------------------------

                                              As of December 31,
                                          ---------------------------
                                              1996          1997
                                          -------------  ------------
    Customer prepayments                       405,859       799,085
    Accrued carrier costs                            -       560,000
    Accrued wages                               15,143       579,005
    Taxes payable                              145,489       508,482
    Preferred stock redemption payable               -       380,000
    Other                                      157,341       476,209
                                          -------------  ------------
                                               723,832     3,302,781
                                          =============  ============

    -------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

   The Company has determined that the U.S. dollar is the functional currency for its operations outside the U.S. As such, gains and losses resulting from the translation of financial statements of such operations are included in the Consolidated Statements of Operations.

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

EARNINGS (LOSS) PER SHARE

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS 128 is effective for the year ended December 31, 1997. SFAS 128 simplifies the standards required under current accounting rules for computing earning per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Following is a summary of the basic and diluted per share calculations:

       -------------------------------------------------------------------------

                                            For the Year Ended December 31,
                                         ---------------------------------------
                                            1995           1996          1997
                                         ------------  -------------  ----------
       BASIC
       Net income (loss) as reported       (673,065)    (1,598,008)    2,671,690
       Weighted average common shares
       outstanding                         1,890,442      3,046,594    3,903,470
       Basic earnings (loss) per share     $  (0.36)      $  (0.52)      $  0.68

       DILUTED
       Net income (loss) as reported       (673,065)    (1,598,008)    2,671,690
       Interest  expense on  convertible
       debt                                        -              -       42,255
       Net income (loss) applicable to common
       stockholders for diluted
       calculation                         (673,065)    (1,598,008)   2,713,945


       Weighted average common shares
       outstanding                         1,890,442      3,046,594    3,903,470
       Weighted     average     dilutive
       potential      common      shares
       outstanding                            91,773        114,642    1,248,741
       Weighted average common and
       dilutive potential common shares
       outstanding                         1,982,215      3,161,236    5,152,211
       Diluted earnings (loss) per share   $  (0.34)      $  (0.51)      $  0.53

       -------------------------------------------------------------------------

   Diluted EPS for the years ended December 31, 1995 and 1996 was not disclosed on the Consolidated Statement of Operations as the effect is anti-dilutive. Certain performance based warrants vested at December 31, 1997 upon the achievement of certain operating performance measures (See Note 2). In accordance with SFAS 128, these contingently issuable shares were included in the calculation of diluted EPS when all the necessary conditions were met. If all the necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares that would have been issued if the reporting period was the end of the contingency period are included in the calculation as if those shares were issued at the beginning of that period. For year to date calculations, contingent shares are weighted for the interim periods in which they are included in the computation of diluted EPS. Accordingly, 1,000,000 warrants were included in the calculation of diluted EPS for the year ended December 31, 1997 as if those shares were issued on July 1, 1997 and 1,175,000 warrants were included as if those shares were issued on October 1, 1997. At December 31, 1997, there were 500,000 warrants which had not vested which were not included in the calculation of diluted EPS. Additionally, 525,000, 525,000 and 666,270 options and warrants outstanding at December 31, 1995, 1996, and 1997, respectively, were not included in the calculation of diluted EPS as their exercise prices were greater than the average market price of the Company's common stock during the period and inclusion of these securities in the calculation would result in an anti-dilutive effect.

NEW ACCOUNTING PRONOUNCEMENTS

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

   Statement of Financial Accounting Standards No. 131, "DISCLOSURE ABOUT SEGMENTS OF A BUSINESS ENTERPRISE," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

   SFAS 130 and 131 are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of these statements are not expected to have a material effect on the Company's financial statement disclosures.

2.    MERGERS AND ACQUISITIONS

TELEREUNION ACQUISITION

   On May 17, 1996, the Company acquired all of the outstanding common stock of Telereunion, which had previously acquired a 97% ownership of Vextro in a triangular reverse acquisition, accounted for as a purchase. Vextro is engaged in the distribution and sale of voice, data and networking equipment and provides value-added telecommunications services and network integration services in Mexico. In late 1994, Vextro was issued a license to provide value-added telecommunications services by the Mexican Secretaria de Comunicaciones y Transportes ("SCT"). The license grants Vextro the right for an unspecified term to provide these services throughout Mexico involving the use of data, facsimile and voice transmissions, and the resulting embedded international and long distance traffic generated.

   Under the terms of the acquisition, the Company issued to the shareholders of Telereunion 1,605,000 shares of common stock of the Company, 380,000 shares of non-voting, non-participatory Series B preferred stock and warrants to purchase up to 2,595,000 additional common shares at $2.19 per share. The warrants vest and become exercisable upon Vextro meeting certain operating performance measures and expire seven years after closing. The preferred stock was mandatorily redeemable at $380,000 in the aggregate upon the Company meeting certain operating performance measures. In addition, the Company converted and amended certain non-qualified options outstanding under the Telereunion 1995 Stock Option and Appreciation Rights Plan to provide for the right to acquire an aggregate of 216,618 shares of common stock of the Company at an exercise price of $1.35 per share. The acquisition was accounted for under the purchase method of accounting. The operations of Telereunion and Vextro have been included in the Company's financial statements since the date of acquisition.
   The consideration paid for Telereunion measured at the acquisition date was $3,210,000, net of cash received of approximately $132,000, and consisted of common stock valued at $2,722,000, 216,618 stock options valued at $135,000 and transaction costs of $485,000. The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of acquisition and resulted in $3,312,000 of goodwill, which is being amortized over 15 years. During the year ended December 31, 1997, certain of the operating performance measures were met resulting in 2,095,000 warrants vesting and the 380,000 preferred shares being mandatorily redeemable at $1.00 per share. The preferred shares were redeemed in the first quarter of 1998. As a result, $12,114,000 in additional contingent consideration and the related goodwill was recognized relating to the acquisition of Telereunion at December 31, 1997.

ORION MERGER

   On July 26, 1996, the Company entered into an Agreement and Plan of Merger, pursuant to which the Company acquired on September 5, 1996, all of the outstanding common stock of Orion Communications, Inc. ("Orion"), a Texas corporation in exchange for 400,000 shares of its common stock. Orion was a reseller of U.S. domestic long distance services. This transaction has been accounted for under the pooling-of-interests method and, accordingly, the accompanying consolidated statements of operations include the results of the operations of Orion since its inception on April 10, 1996. At the time of the merger, the name of Orion was changed to Telscape USA, Inc. Expenses of $102,500 related to the merger with Orion were charged to expense during 1996. INTEGRACION ACQUISITION

   Effective July 1, 1997, pursuant to a stock purchase agreement, the Company acquired all of the outstanding shares of Integracion. Integracion is a systems integrator engaged in the distribution and sale of data and network equipment and also provides value-added services in network integration in Mexico.

   Under the terms of the transaction, the Company paid the following to the selling shareholders of Integracion: i) the sum of $130,000 in cash, ii) an aggregate of $2,201,000 in non-interest bearing promissory notes maturing at various dates through January 1, 2001, iii) an aggregate of $999,000 in non-interest bearing convertible notes maturing on September 1, 1999, which are convertible into 333,000 shares of common stock of the Company at a price of $3.00 per share, representing the quoted market price of the Company's common stock on the date of the transaction, iv) warrants for the purchase of up to 100,000 shares of common stock of the Company based on Integracion meeting certain performance requirements and v) a covenant by the Purchasers to pay $280,000 in the event that Integracion meets certain performance requirements over the cumulative periods beginning January 1, 1997 and ending December 31, 2000. The acquisition was accounted for under the purchase method of accounting. The financial position and results of operations of Integracion have been included in the Company's consolidated financial statements since the effective date of the acquisition.

   The consideration paid for Integracion measured at the acquisition date was $2,745,000 and consisted of cash of $130,000, promissory notes with a discounted value of $2,555,000 and transaction costs of $60,000. The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of acquisition and resulted in $1,756,000 of goodwill, which is being amortized over 15 years. During the year ended December 31, 1997, certain of the operating performance measures were met resulting in 80,000 warrants vesting. The remaining 20,000 warrants were forfeited. As a result, $422,000 in additional contingent consideration and the related goodwill was recognized on the acquisition of Integracion at December 31, 1997.

N.S.I. ACQUISITION

   On October 1, 1997, pursuant to a stock purchase agreement, the Company acquired all of the outstanding shares of N.S.I. N.S.I. is a systems integrator engaged in the distribution and sale of data and network equipment and also provides value-added services in network integration in Mexico.

   Under the terms of the acquisition, the Company paid cash of $1,000 to the shareholders of N.S.I. and agreed to guarantee the repayment of approximately $260,000 of N.S.I. debt to one of the sellers. The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of acquisition and resulted in $430,000 of goodwill, which is being amortized over 15 years. The acquisition was accounted for under the purchase method of accounting. The financial position and results of operations of N.S.I. have been included in the Company's financial statements since the effective date of the acquisition.

   The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based on preliminary information and are subject to change when additional information concerning final asset and liability valuations are obtained. In addition, changes in the balances recorded where contingent consideration was issued are subject to change as those contingencies are resolved. In certain cases, the contingent consideration is payable in equity securities where valuation of those securities is not determined until the respective contingency is resolved. As such, it is not possible to compute the amount that could be recorded in the future. In such cases, the amount of contingent consideration recorded in the future may be significant. As of December 31, 1997, there were 500,000 warrants issued in connection with the Telereunion acquisition, which are subject to vesting upon the meeting of certain operating performance measures. If such operating performance measures were met and the warrants were valued as of December 31, 1997, $2,906,000 in additional consideration and related goodwill would have been recognized.

MSN ACQUISITION

   Effective January 1, 1998, the Company acquired all of the outstanding common stock of MSN. MSN, through its TELEFIESTA brand, markets prepaid telephone calling cards across the United States primarily to the Hispanic community. Under the terms of the transaction, the Company paid the following to the shareholders of MSN: i) the sum of $3,250,000 in cash, ii) $750,000 in non-interest bearing promissory notes payable in eight equal quarterly installments, and iii) 100,000 shares of the Company's common stock. The acquisition will be accounted for under the purchase method of accounting. The financial position and results of operations of MSN will be included in the Company's financial statements from the effective date of the acquisition.

   The following presents the unaudited pro forma results of operations of the Company for the year ended December 31, 1996 and 1997, as if the acquisitions of Telereunion, Integracion, N.S.I. and MSN had occurred on January 1, 1996:

   -------------------------------------------------------------------------

                                          For the Year Ended December 31,
                                         -----------------------------------
                                               1996               1997
                                         -----------------   ---------------
                                                             (unaudited)
   Pro forma revenues                           15,661,558       68,350,039
   Pro forma operating income                 (2,158,294)         2,176,591
   Pro forma net income (loss)                (2,171,148)         2,032,680
   Pro forma basic net income (loss)
   per share                                     $ (0.71)            $ 0.52
   Pro forma diluted net income (loss)
   per share  (1)                                     n/a            $ 0.38

   -------------------------------------------------------------------------

   (1) Inclusion of additional shares under a diluted analysis for 1996 is inappropriate due to the anti-dilutive effect.

   The unaudited pro forma consolidated financial statements of Telereunion, Integracion, N.S.I. and MSN have been prepared as if the business combinations had been consummated as of January 1, 1996. The information is not necessarily indicative of the results of operations and financial position of the Company as they may be in the future or as they might have been had the business combinations been consummated as of January 1, 1996.

DTS/ZWUT

   Digital Communications Systems/Zaklady Wytworcze Urzadzen Telefonicznych ("DTS/ZWUT"), a Polish limited liability company, was a 90%-owned subsidiary of the Company. DTS/ZWUT manufactures and markets telephone switching equipment in Poland. On December 12, 1997, the Company exchanged its 90% interest in DTS/ZWUT for a 31% interest in BCH Holding Company, Inc. ("BCH"), a Nevada corporation with a full service telecommunications operation based in Warsaw, Poland. As a result of this transaction, the Company's investment in BCH will be accounted for under the equity method.

3.  CONCENTRATION OF RISK

CONCENTRATION OF RISK-MEXICO

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

   The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that pay in U.S. dollars. In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. Nevertheless, significant adverse effects from any material devaluation in the Mexican peso could result in an adverse effect on the Company's operations.

SIGNIFICANT CUSTOMERS

   The Company's credit risks primarily consist of accounts receivable from its customers, many of which are located in Mexico. Management performs ongoing credit valuations of its customers and provides allowances for credit losses when necessary.

   Major customers are those that individually account for more than 10 percent of the Company's total revenues. For the year ended December 31, 1997, one customer accounted for 28% of the Company's total revenues and 56% of the Company's long distance services revenues. For the years ended December 31, 1996 and 1995, no customer represented greater than 10% of revenues.

4.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

   The Company's notes payable and capital lease obligations consist of the following:

--------------------------------------------------------------------------------

                                                                                  As of December 31,
                                                                               -------------------------
                                                                                  1996          1997
                                                                               ------------  -----------
Non-interest bearing promissory notes, imputed interest at 10%, unamortized discount of $348,297, issued in connection with Integracion acquisition, maturing at various dates through January 1, 2001
(See Note 2)                                                                             -    1,852,703

Non-interest bearing promissory note, imputed interest at 10%, unamortized discount of $140,851, issued in connection with Integracion acquisition, convertible into 333,000 shares of common stock, and
maturing on September 1, 1999 (See Note 2)                                               -      838,850

Promissory note issued to repurchase common stock,
payable in six semi-annual installments through May
20, 2000, and bearing interest at 6% (See Note 7)                                        -      250,000

Capital lease obligation payable in monthly
installments of $11,244 including principal and
interest maturing February 28, 2000                                                      -      242,599

                                                                               ------------  -----------
Total notes payable and capital leases                                                   -    3,184,152

Current portion                                                                          -      507,701
                                                                               ------------  -----------
Long-term portion                                                                        -   2,676,451
                                                                               ============  ===========

--------------------------------------------------------------------------------

   The annual maturities of the debt indicated above for the four years following December 31, 1997, are $507,701 in 1998, $1,429,348 in 1999, $565,200
in 2000 and $681,903 in 2001.

      On March 12, 1998, the Company entered into a revolving credit facility with a commercial bank which provides for borrowings up to $1,250,000 subject to adequate levels of eligible accounts receivable. Borrowings are secured by the accounts receivable of the Company's Telscape USA and MSN subsidiaries. This facility provides that borrowings will bear interest at floating rates of prime plus 1%. The Company also has negotiated terms with several of its equipment vendors which call for extended payment terms and increased credit lines (including $2,000,000 lines of credit with 60 day and 90 day payment terms, respectively, obtained from two of its equipment vendors).

5.  INCOME TAXES
   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A significant difference relates to the treatment of inventories under the Mexican Tax Law. Under this law, the cost of sales for financial statement purposes is not deductible for income tax purposes. Instead, inventory purchases are deductible for income tax purposes in the year the purchases are made.

      Significant components of the Company's deferred tax liabilities and assets at December 31, 1996 and 1997 are as follows:

    ---------------------------------------------------------------------------------
                                              1996                     1997
                                     -----------------------  -----------------------
                                     United                   United
                                       States      Foreign      States      Foreign
                                     -----------  ----------  -----------   ---------
    CURRENT:
    Operating loss carryforwards
    and tax credits                           -           -      189,409     151,714

    Accrued carrier costs                     -           -      190,400           -
    Accrued wages                             -           -       52,190           -
    Other accrued liabilities                 -           -       34,000           -

    Allowance for doubtful accounts      13,264       6,032       51,000       10,509
    Inventories                               -   (515,972)            -    (703,560)

    Customer prepayments                      -     137,992            -     271,688
    Valuation allowance                (13,264)           -            -           -
                                     -----------  ----------  -----------   ---------
    Net current deferred tax asset
    (liability)                               -   (371,948)      516,999    (269,649)
                                     ===========  ==========  ===========   =========

    LONG-TERM:
    Operating loss carryforwards
    and tax credits                   1,079,024     171,882            -           -
    Basis differences in assets          17,577      13,622        6,367      57,733
    Accrued employee benefits           119,682       6,663            -      12,628
    Valuation allowance              (1,216,283)          -            -           -
                                     -----------  ----------  -----------   ---------
    Net long term deferred
    tax asset                            -        192,167          6,367      70,361
                                     ===========  ==========  ===========   =========

    ----------------------------------------------------------------------------

   The Company records valuation allowances based upon judgments as to the future realization of deferred tax benefits supported by demonstrated trends in the Company's operating results. At December 31, 1996, the Company had recorded a valuation allowance equal to its deferred tax assets. At December 31, 1997, no valuation allowance was recorded.
   Significant components of the provision (benefit) for income taxes are as follows:

    -------------------------------------------------------------------

                                    For the Year Ended December 31,
                                  -------------------------------------
                                     1995         1996         1997
                                  -----------  -----------  -----------
    Current:
        Federal                   -            -            1,146,618
        Foreign                            -       58,293      503,813
                                  -----------  -----------  -----------
              Total current                -       58,293    1,650,431
    Deferred:
        Federal                            -            -   (1,544,589)
        Foreign                            -    (111,720)     (21,377)
                                  -----------  -----------  -----------
               Total deferred              -    (111,720)   (1,565,966)
                                  ===========  ===========  ===========
                   Total
    provision (benefit)           -            (53,427)     84,465
                                  ===========  ===========  ===========

    -------------------------------------------------------------------

      The following is a reconciliation of income taxes calculated at the United States federal statutory rate to the income tax provision (benefit):

    ------------------------------------------------------------------------

                                         For the Year Ended December 31,
                                      --------------------------------------
                                         1995         1996         1997
                                      -----------   ----------  ------------
    Provision for income taxes at
    U.S. statutory rate                 (34%)         (34%)         34%
    Non-deductible amortization of
    intangible assets                                   3            7
    Non-deductible litigation loss                                   2
    Other items, net                                   (3)           4
    Effect of utilization of net
    operating loss carryforwards,
    tax credits and reversal of
    valuation allowance                   34           31          (44)
                                      ===========   ==========  ============
        Income tax provision
    (benefit)                             -           (3%)          3%
                                      ===========   ==========  ============

    ------------------------------------------------------------------------

   At December 31, 1997, the Company had available for US federal income tax purposes unused net operating loss carryforwards of approximately $368,000 which may provide future tax benefits and which will expire in years 2005 through 2011. Additionally, as of December 31, 1997, the Company had approximately $65,000 in alternative minimum tax credits which can be utilized to offset future tax liabilities.
   In accordance with Mexican Tax Law, companies may carryforward an income tax loss for ten years. Also, in accordance with Mexican Tax Law, a company is subject to income taxes based upon the greater of 34% of taxable income and 1.8% of net assets, as defined in the tax law. Any tax on assets paid is recoverable and can be carried forward for ten years in the event a company begins paying taxes on income. At December 31, 1996, the Company had available for Mexican income tax purposes operating loss carryforwards of approximately $328,000 which expire in 2007 and net asset taxes credits of approximately $40,000 which expire in 2007.

6.    STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

1993 STOCK OPTION PLAN
   Under the terms of its 1993 Stock Option Plan, the Company may grant incentive and/or non-qualified stock options to purchase up to 218,145 shares of its common stock to the Company's employees, directors or consultants. Options must be granted at not less than the fair market value of the Company's common stock at the date of grant as determined by the Company's Board of Directors (110% of fair market value for stockholders owning 10% or more of the Company's common stock) for incentive stock options, or not less than 85% of the fair market value for non-qualified stock options. Options granted under this plan may be for a term of up to 10 years (5 years for incentive stock options granted to stockholders owning 10% or more of the Company's common stock) and are exercisable as determined by the Board of Directors. 1994 DIRECTORS STOCK OPTION PLAN
   Effective June 1, 1994, the Company adopted the 1994 Directors Stock Option Plan, which provides that the Company may grant non-qualified options to directors of the Company or any majority-owned subsidiary who are not salaried employees to purchase up to 31,163 shares of its common stock. Options must be granted by June 1, 2004, at prices not less than the fair market value of the Company's common stock at the date of grant and must be exercised within ten years of the date of grant.

TELEREUNION 1995 STOCK OPTION PLAN
   As stated in Note 2, the Company assumed Telereunion's Stock Option Plan in connection with the acquisition of Telereunion. Under the terms of this Plan, the Company may grant non-qualified or incentive stock options to employees, directors and consultants. Options must be granted at not less than the fair market value of the Company's common stock at the date of grant as determined by the Company's Board of Directors (110% of fair market value for stockholders owning 10% or more of the Company's common stock) for incentive stock options, or not less than 85% of the fair market value for non-qualified stock options. The terms of the options are determined by the Company's Board of Directors. Any options granted must be exercised within ten years of the date of grant (5 years for incentive stock options granted to stockholders owning 10% or more of the Company's common stock).

1996 STOCK OPTION AND APPRECIATION RIGHTS PLAN
   During 1996, the Company adopted the 1996 Stock Option and Appreciation Rights Plan, which provides that the Company may grant non-qualified or incentive stock options to purchase up to 1,200,000 shares of its common stock to the Company's employees, directors or consultants. The plan also provides for grants of stock appreciation rights in connection with the grant of options under the plan. Options must be granted at not less than the fair market value of the Company's common stock at the date of grant as determined by the Company's Board of Directors (110% of fair market value for stockholders owning 10% or more of the Company's common stock) for incentive stock options, or not less than 85% of the fair market value for non-qualified stock options. The terms of the options are determined by the Company's Board of Directors. Any options granted must be exercised within ten years of the date of grant (5 years for incentive stock options granted to stockholders owning 10% or more of the Company's common stock).

   A summary of the status of the Company's fixed option plans as of December 31, 1995, 1996 and 1997 is presented below:

--------------------------------------------------------------------------------

                                                                                                             TOTAL         WTD. AVG.
                                             1993 PLAN      1994 PLAN       1995 PLAN        1996 PLAN      ALL PLANS     EXER.PRICE
                                             ---------       --------       ---------       ----------      ---------     ----------
Options outstanding at
    January 1, 1995 ..................         64,440           --              --                --              64,440        0.80
Options granted ......................         58,000         30,000            --                --              88,000        2.23
Options exercised ....................           --             --              --                --                --          --
Options cancelled ....................           --             --              --                --                --          --
                                                             -------        --------        ----------        ----------        ----
Options outstanding at
    December 31, 1995 ................        122,440         30,000            --             148,440           152,440        1.61
Max. shares
exercisable ..........................        118,440         30,000            --                --             152,440        1.61
Options granted ......................           --           10,000         216,618         1,190,809         1,417,427        3.62
Options exercised ....................         (4,000)          --              --                --              (4,000)       2.25
Options cancelled ....................        (32,408)       (30,000)       (141,618)         (204,026)                         1.39
                                                             -------        --------        ----------        ----------        ----
Options outstanding at
    December 31, 1996 ................         86,032         10,000          75,000         1,190,809         1,361,841        3.95
Max. shares
exercisable ..........................         86,032         10,000          75,000           225,000           396,032        3.49
Options granted ......................           --             --           525,000           525,000                          5.73
Options exercised ....................        (15,828)          --           (10,000)          (25,828)                         1.87
Options cancelled ....................         70,204           --              --            (505,809)         (505,809)       3.91
                                                             =======        ========        ==========        ==========        ====
Options outstanding at
    December 31, 1997 ................           --           10,000          75,000         1,200,000         1,355,204        4.76
                                                             =======        ========        ==========        ==========        ====
Max. shares exercisable ..............         70,204         10,000          75,000           393,333           548,537        3.89

--------------------------------------------------------------------------------

   SFAS 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997: dividend yield of 0% for all years; expected volatility ranging from 20% to 33%; 80% to 85%, and 80% to 90% risk-free interest rates ranging from 5.92% to 6.78%; 6.15% to 6.41%, and 5.65% to 5.80% and expected lives ranging from 7.75 to 9.33 years, 1.33 to 9.87 years, and 7.25 to 9.91 years, respectively.

   Under the accounting provisions of SFAS 123, the Company's net income (loss) applicable to common stockholders and income (loss) per share would have been revised to the pro forma amounts indicated below:

     -----------------------------------------------------------------

                                  For the Year Ended December 31,
                               ---------------------------------------
                                  1995          1996          1997
                               ------------  ------------  -----------
     Net income (loss):
           As reported           (673,065)   (1,598,008)    2,671,690
           Pro Forma             (738,285)   (3,095,842)    1,954,774
     Net income (loss) per
     share:
       Basic
           As reported            $  (.36)      $  (.52)       $  .68
           Pro Forma              $  (.39)       $(1.02)       $  .50
       Diluted
           As reported                 n/a           n/a       $  .53
           Pro Forma                   n/a           n/a       $  .38

     -----------------------------------------------------------------

WARRANTS

   Following is a description of the Company's warrants outstanding at December 31,1997:

    ------------------------------------------------------------------------

                                                                          #
                       DESCRIPTION OF WARRANTS:                      OUTSTANDING

    Series A Warrants (unregistered) issued in connection with the Company's acquisition of Telereunion on May 17, 1996,
    exercisable at $2.19 at stated percentages only upon the
    Company achieving certain operating performance measures or fully vesting upon the Company maintaining a $12 share price for 90 consecutive trading days; expiration date of May 16,
    2003, 2,000,000 of which vested at December 31, 1997 (See
    Note 2)                                                            2,500,000

    Series B Warrants (unregistered) issued in connection with the
    Company's acquisition of Telereunion on May 17, 1996, currently exercisable at $2.19 as certain operating performance measures were achieved during the year ended December 31, 1997, expiration date
    May 16, 2003 (See Note 2)                                             95,000

    Registered  warrants  (NASDAQ)  issued in connection  with the
    IPO  exercisable  at  any  time  at  $8  per  share  prior  to
    expiration on August 10, 1998                                        393,770

    Warrants    (unregistered)    issued   to   IPO   underwriters
    exercisable  at any  time at  $8.10  prior  to  expiration  on
    August 10, 1999                                                      105,000

    Warrants (unregistered) issued on February 29, 1996, in connection with former officer's severance agreement exercisable at any time at
    $2.94 prior to expiration on February 28, 2001                       150,000

    Warrants (unregistered) issued in connection with the Company's acquisition of Telereunion on May 17, 1996, exercisable at any time
    at $2.19 prior to expiration on May 16, 2001                          78,191

    Warrants (unregistered) issued on April 30, 1997, in connection with former officer's severance agreement exercisable at any time at
    $3.88 - $5.00 prior to expiration on April 30, 1999                   25,000

     Warrants (unregistered) issued in connection with the Company's acquisition of Integracion effective July 1, 1997, currently exercisable at $3.00 as certain operating performance measures were achieved during the year ended December 31, 1997, expiration date of
     July 1, 2003 (See Note 2)                                            80,000

                                                                       ---------
                     Total warrants                                    3,426,961
                                                                       =========

    ------------------------------------------------------------------------

   The IPO warrants were redeemable at the Company's option at any time with 30 days written notice at a redemption price of $0.20 per share. During the fourth quarter 1997, the Company exercised its redemption privileges. As a result, 475,535 warrants were exercised, including 131,230 warrants as of December 31, 1997, resulting in net proceeds to the Company of approximately $3,804,000, of which $989,000 was received prior to December 31, 1997.

7.    COMMITMENTS AND CONTINGENCIES

COMMITMENTS
   The Company is obligated under certain long-term non-cancelable lease agreements for office and warehouse space as follows:

                                                     Amount
                                                 -----------
                    1998                         $  449,000
                    1999                            564,000
                    2000                            585,000
                    2001                            626,000
                    2002                            655,000
                                                 -----------
                                                 $2,879,000
                                                 ===========

   Total rent expense under leases was $131,000 and $229,000, respectively, for the years ended December 31, 1996 and 1997.

   At December 31, 1997, the Company has employment agreements with six officers, which expire in 1999. Future minimum commitments under these agreements, excluding incentive bonuses or stock options, as of December 31, 1997, are as follows:

                                                     Amount
                                                 -----------
                    1998                         $  410,000
                    1999                            221,000
                                                 -----------
                                                 $  631,000
                                                 ===========

   Vextro is required to pay a license fee quarterly to the Mexican government equal to five percent of its revenues from value-added telecommunications services. Under the license, Vextro is free to set its service rates without government approval; however, Vextro's rate schedule must be filed with the SCT.

   On December 16, 1997, the Company entered into a purchase agreement with an equipment manufacturer whereby it agreed to purchase a telecommunications switch for a total cost of $1,060,000. No amounts had been funded pursuant to this commitment as of December 31, 1997. On March 16, 1998, the Company entered into a second purchase agreement with the same manufacturer to expand the capacity of the telecommunication switch for an incremental cost of $854,000. As of March 1998, the Company had placed orders for additional telecommunications equipment of over $1.8 million.

CONTINGENCIES

   The Company has been named in two lawsuits filed by former employees and consultants of the Company seeking damages in the aggregate in excess of $1,000,000. The Company denies these allegations and intends to vigorously defend against these allegations, although there can be no assurance as to the successful defense of this matter. The Company believes that the results of this litigation will not have a materially adverse effect on the Company's financial condition.

   The Company was a defendant in a suit filed on November 8, 1997 by the estate of a former shareholder. Effective May 23, 1997, the Company entered into a compromise and settlement agreement with respect to this lawsuit. Pursuant to the agreement, the Company agreed to repurchase all of the 83,359 shares of Company common stock owned by the plaintiffs for total consideration of $425,000, which was comprised of $125,000 and a three year $300,000 promissory note bearing interest at 6%. In return for this consideration, the plaintiffs have agreed to release the Company and the other defendant from any and all claims in connection with the lawsuit. The Company recorded a loss on the settlement of $128,000, which represents the excess of the consideration paid over the trading value of the stock on the date of settlement.

YEAR 2000 PLANS

   In anticipation of the year 2000, management has developed a plan to review software that was internally developed or externally purchased or licensed, and also to review with its key vendors and service providers their software, for compliance with Year 2000 processing requirements. In accordance with Emerging Issues Task Force Opinion No. 96-14, "ACCOUNTING FOR THE COSTS ASSOCIATED WITH MODIFYING COMPUTER SOFTWARE FOR THE YEAR 2000," the Company will expense all costs as incurred. The Company does not believe that such costs will have a material impact on the financial results of the Company.

8.  CAPITAL SUBSCRIPTIONS RECEIVABLE

   On December 15, 1993, the Company executed stock purchase agreements with two individuals and a company that entitled each holder to purchase 125,000 shares of the Company's common stock at $2 per share. In accordance with the terms of the stock purchase agreements, each holder paid $50,000 of the purchase price and received 25,000 shares; the remaining 100,000 shares were held in escrow until the balance for each holder of $200,000 is paid in full by the holder, which is due December 15, 1998. During 1997, the remaining balance of the purchase price was paid to the Company resulting in the shares being released from escrow.

9. SEGMENT INFORMATION

   The Company operates in two business segments, international long distance and systems integration services. Long distance services operations are conducted in the United States of America. Systems integration services are performed in Mexico and Poland.

   Revenues, operating information and identifiable assets by business segment and location are as follows:

    ---------------------------------------------------------------------------

                                        For the Year Ended December 31,
                                  ---------------------------------------------
                                      1995           1996            1997
                                  -------------  --------------  --------------
    Revenues-
      Long distance services
      (United States)                        -       1,212,583      17,390,088
      Systems Integration:
          Mexico                             -       3,350,086      18,030,194

          Poland                     1,108,473       1,142,644         733,302
                                  -------------  --------------  --------------
              Total revenues         1,108,473       5,705,313      36,153,584
                                  =============  ==============  ==============

    Operating income (loss)-
      Long distance services
      (United States)                        -     (1,933,134)       2,428,447
      Systems Integration:
          Mexico                             -         129,944         768,226
          Poland                     (908,646)          44,749       (214,510)
                                  -------------  --------------  --------------
              Total operating
      income (loss)                  (908,646)     (1,758,441)       2,982,163
                                  =============  ==============  ==============

                                               As of December 31,
                                  ---------------------------------------------
                                      1995           1996            1997
                                  -------------  -------------  ---------------
    Identifiable assets-
       Long distance services
       (United States)                       -      4,136,304        6,612,029
       Systems Integration:
            Mexico                           -      4,164,550       32,013,443
            Poland                   4,497,931      1,070,184        1,009,555
                                  -------------  -------------  ---------------
                Total
       identifiable assets           4,497,931      9,371,038       39,635,027
                                  =============  =============  ===============

    ---------------------------------------------------------------------------

10.   INVESTMENT IN OPERATING VENTURES
   During 1996, the Company invested $196,462 for a 7.21% interest in a venture with Elterix, a Polish company developing a private network for 70,000 telephone lines. During 1997, this venture lost its license to provide such services. Accordingly, the Company realized a loss equal to its investment in 1997.

11.   QUARTERLY INFORMATION (UNAUDITED)

--------------------------------------------------------------------------------

        1996              FIRST       SECOND       THIRD        FOURTH       YEAR
Revenues                 $509,238     $840,846   $1,474,413   $2,880,816  $5,705,313
Operating loss           (210,467)   (265,475)    (362,174)    (920,325)   (1,758,441)
Income (loss) before
taxes and minority
interests                (173,570)   (186,299)    (286,683)    (998,487)   (1,645,039)
Net loss                 (181,108)   (206,486)    (299,098)    (911,316)   (1,598,008)
Basic EPS                $ (0.10)     $  (.07)    $  (0.08)    $  (0.23)   $  (0.52)

        1997              FIRST       SECOND       THIRD        FOURTH       YEAR
Revenues                 $3,770,920  $6,170,381  $12,192,390  $14,019,893  $36,153,584
Operating      income
(loss)                   (386,236)     696,066    1,169,276    1,503,057   2,982,163
Income (loss) before
taxes and minority
interests                (359,469)     402,804    1,110,125    1,596,795   2,750,255
Net income (loss)        (323,958)     537,855    1,202,148    1,255,645   2,671,690
Basic EPS                $ (0.08)      $  0.14      $  0.31      $  0.32     $  0.68
Diluted EPS (1)               n/a      $  0.13      $  0.22      $  0.18     $  0.53

--------------------------------------------------------------------------------

(1) Inclusion of additional shares under a diluted analysis for loss period is inappropriate due to the anti-dilutive effect.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On November 6, 1996, the Company filed a current report on Form 8-KA#1, reporting the Company's change of its independent accounting firm. The language set forth in that filing is incorporated herein by reference. The Board of Directors of the Company, upon the recommendation of the Audit Committee, concluded that the engagement of BDO Seidman, LLP as the Company's independent accountants was in the best interests of the Company. At the November 16, 1996 shareholders' meeting, the shareholders of the Company ratified the decision of the Board to retain BDO Seidman, LLP as the Company's independent accountants for the fiscal year ended December 31, 1996. In connection with the audits for the two most recent years and through December 31, 1995, there have been no disagreements with the Company's former independent accounting firm Hoffman, McBryde Co., P.C. ("Hoffman") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements if not resolved to the satisfaction of Hoffman would have caused them to make reference thereto in their report on the financial statements for such years. None of the reports of Hoffman have contained an adverse opinion or disclaimer of opinion or was qualified as to uncertainty, audit scope or accounting principles.

                                    PART III

   Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 1998 pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following table sets forth certain information with respect to the Directors, Executive Officers and certain key employees of the Company:

NAME                   AGE  POSITION

E. Scott Crist (1)      33  Director; President and CEO
                            Chairman of the Board; Director and EVP of
                            Operations; President and CEO of Telereunion
Manuel Landa (1)        37  and of Vextro
                            Director; VP of Telereunion; VP of Operations
Oscar Garcia (2)        37  of Vextro
                            Director; VP of Telereunion; VP of Sales and
Ricardo Orea            37  Marketing of Vextro
                            Director; EVP, Secretary, Treasurer and Chief
Todd M. Binet (2)       33  Financial Officer
Stuart Newman           43  President of MSN Communications, Inc.
                            Vice President of Business Development and
Bryan T. Emerson        37  International Marketing
Melissa Dalton          26  Director of Operations - U.S.
Kori Moore              27  Director of Carrier Sales
Jesse Morris            30  Corporate Controller
Darrel O. Kirkland
(1)(2)                  57  Director
Enrique Orihuela        51  Director
-----------------
      (1) Member of the Compensation Committee of the Board of Directors. (2) Member of the Audit Committee of the Board of Directors.

   E. SCOTT CRIST has served as President and CEO of the Company since August 1996. Prior to joining Telscape, Mr. Crist was a founder of Orion Communications, Inc., a reseller of long distance and internet access services and was President and CEO for Matrix Telecom, a long-distance company which ranked #7 on THE INC. MAGAZINE list of 500 fastest growing private companies in 1995. He also was a founder of DNS Communications, a reseller of long distance, and served as its CEO from inception until DNS's merger with Matrix Telecom. Mr. Crist was also formerly Vice President of Acquisitions for Trammel Crow Group with specific focus on U.S. capital market transactions. Prior to joining Trammel Crow, Mr. Crist worked in acquisitions for AMLI Corporation of Chicago, an investment company and was responsible for sourcing and underwriting income-producing assets on behalf of the firm's institutional clients. Prior to that, he worked in New York as a strategy consultant for KSM, Inc., where he was responsible for investigating competitive business situations for Fortune 200 technology companies. In addition, he was a design engineer for IBM corporation in Research Triangle, North Carolina. Mr. Crist has an MBA from the J.L. Kellogg School at Northwestern University, and received a B.S. magna cum laude in Electrical Engineering with emphasis on telecommunications design from North Carolina State University.

   MANUEL LANDA is Chairman of the Board of Directors of Telscape. Mr. Landa is a co-founder of Telereunion and has been President of Vextro since 1989, and has also been President, CEO and a Director of Telereunion since August 1995. From 1986 until he joined Telereunion, Mr. Landa served as Export Sales Manager for Condumex, the largest Mexican manufacturer of electrical products with exports to the USA, Canada, Latin America and Europe. Also within Condumex Mr. Landa was in charge of the Insulating Materials Division as Plant Manager. Prior to that Mr. Landa worked for Philips, a Dutch company in the consumer and industrial electronics business, serving as Design Engineer for its Industrial Audio-Video Division. Also, Mr. Landa worked for IPESA, a Mexican construction and engineering firm, with projects in the petrochemical, industrial and touristic sectors of Mexico. Mr. Landa received an undergraduate degree in Electronic and Communications Engineering from La Salle University in Mexico City, and has a diploma in Total Quality management from the Instituto Tecnologico de Estudios Superiores Monterrey.

   OSCAR GARCIA has been a member of the Board of Directors of the Company since May 1996. Mr. Garcia is a co-founder of Vextro and Telereunion and has been Vice President of Operations since 1988 for Vextro, and a Director of Telereunion since August 1995. From 1987 until he co-founded Vextro, Mr. Garcia served as Engineering Manager for Infosistemas, at that time, the exclusive AT&T telephone equipment distributor in Mexico. Mr. Garcia was Sales Support Manager for Macrotel de Mexico SA de CV, a subsidiary of Macrotel, Inc., a Florida telephone key systems company with exports to Mexico and Latin America and held the position of design engineer for the R&D department of GTE, the leading U.S. telecommunications company involved at that time, in PBX and KSU manufacturing in Mexico. Mr. Garcia holds an undergraduate degree in Electronic and Communications Engineering from La Salle University in Mexico City, a diploma in Marketing from La Salle University and is currently obtaining a diploma in Business Administration from Berkley University in Mexico City.

   RICARDO OREA has been a member of the Board of Directors of the Company since May 1996. Mr. Orea is a co-founder of Vextro and Telereunion and has been Vice President of Sales and Marketing since 1988 for Vextro, and a Director of Telereunion since August 1995. Prior to joining Vextro, Mr. Orea was Electronic Control Systems Plant Manager for Asea Brown Boveri (ABB), a Swedish electrical control and switchgear equipment manufacturer from 1985 to 1988. From April 1982 to June 1985, Mr. Orea worked for GTE in the Purchasing and Logistics Department as System Integrator and Supplier Development Manager. From 1979 to 1982, he was Technical Service Manager for MISA, a Mexican computer mainframes and telecommunications maintenance service company which served major financial accounts and universities. Mr. Orea received an undergraduate degree in Electronic and Communications Engineering from La Salle University in Mexico City and has a diploma in Business Administration from Berkley University in Mexico City.

   TODD M. BINET has been Executive Vice President and CFO since January 1997 and a member of the Board of Directors since March 1997. Mr. Binet has over 10 years of business and management experience. Just prior to joining the Company, he was an officer and director of St. James Capital Corp., which served as the general partner to St. James Capital Partners, a merchant banking fund. Prior to his involvement with St. James, he was Treasurer and Corporate Counsel for Alamo Group Inc., an international company listed on the New York Stock Exchange. Mr. Binet received a B.B.A. in finance from Southern Methodist University and graduated Cum Laude. He also received a M.B.A. from the Wharton School of Business and a J.D. from the University of Pennsylvania law school. Mr. Binet also holds a license to practice law with the State of Texas, although such license is currently inactive.

   STUART NEWMAN has been President of MSN Communications, Inc. since it was founded in 1996. Mr. Newman first entered the telecommunications industry in 1979 at Amtel Consulting where he was responsible for assisting many Fortune 500 customers in Texas. BellSouth and AT&T were among his clients. He helped corporate clients establish networks and was involved in auditing billing systems. In 1992, Mr. Newman founded New West Telecom, Inc., one of the nation's first prepaid calling card companies. From 1994 to 1996, Mr. Newman was Executive Vice President for a switch based provider of long distance services.

   BRYAN T. EMERSON has been Vice President of Development since August 1996. Mr. Emerson served as International Sales Manager for C & L Communications, Inc., a NYSE company, from December 1993 to March 1995, where he was responsible for distributing telecommunications equipment in Mexico, Spain and Japan. From May 1992 to December 1993, Mr. Emerson was Vice President of Marketing for ISDN de Mexico, S.A. de C.V. He also served as a Product Manager for WilTel focused on developing products including original switched, 800, conference calling, voice mail, and travel and domestic card services for domestic and international services. Mr. Emerson was also responsible for identifying and signing distributor contracts between WilTel and companies in Mexico and Guatemala. Mr. Emerson received a B.A. from Hamilton College and graduated cum laude. He also received a M.B.A. from Rice University.

   MELISSA DALTON has been Director of Operations - U.S. for the Company since January 1997. Previously Ms. Dalton was Project Manager for Matrix Telecom, a long-distance reseller, from September 1995 through January 1997. Prior to that she worked for DNS Communications, a long-distance company, as Operations Manager from June 1994 through September 1995. Ms. Dalton is a member of the national honor society Phi Beta Kappa. Ms. Dalton received a B.A. from the University of Texas at Austin and graduated Magna Cum Laude.

   KORI MOORE has been Director of Carrier Sales since January 1998 when she joined the Company. Prior to joining the Company, Ms. Moore served as Carrier Sales Manager for Primus Telecommunications, a multi-national telecommunications company focused on international long distance service, where she was responsible for negotiating and maintaining international wholesale carrier accounts. Before her employment with Primus, Ms. Moore was employed by EqualNet Corporation as Senior Account Executive and later as Regional Carrier Sales Manager for its Unified Network Services subsidiary. Ms. Moore received her B.B.A. in Marketing from the University of Texas.

   JESSE MORRIS has been Corporate Controller since October 1997 when he joined the Company. Prior to joining the Company, Mr. Morris worked from January 1992 to October 1997 with Arthur Andersen LLP, a multi-national accounting and consulting professional services firm, where he left as Experienced Audit Manager. Mr. Morris received his B.B.A. in Accounting and Finance and his Masters in Professional Accountancy from the University of Texas. Mr. Morris is a Certified Public Accountant with the State of Texas.

   DARREL O. KIRKLAND has been a member of the Board of Directors of the Company since March 1996. Mr. Kirkland is a principal consultant with Kirkland & Associates, a management consulting firm specializing in telecommunications. A registered Professional Engineer, Mr. Kirkland has many years experience in long distance, microwave, wireless, fiber and local transmission services. He has held general management and marketing positions with MCI Air Signal, CPI Microwave and Discovery Communications. Current and recent clients include MCI, Skytel, IXC Communications, Prime Cable and Winstar Wireless. Mr. Kirkland received a B.B.A. from the University of Texas and a M.S. in Industrial Engineering from the University of Houston.

   ENRIQUE ORIHUELA has been a member of the Board of Directors of the Company since March 1998. Mr. Orihuela is a founder and a owner of the Andean Satellite System (ANDESAT). Since 1997 he has served as a member of the Board of Directors of ANDESAT. ANDESAT is a multinational corporation constituted by members of the five Andean countries: Venezuela, Colombia, Ecuador, Peru and Bolivia. Mr. Orihuela has been responsible for the negotiations with Satmex, the Mexican satellite operator, for the space in C Band to be used by Andesat until its satellite launch planed for the year 2000. He has also conducted the negotiations with Nahuelsat, the Argentinean satellite operator, for the space in Ku Band to be used by Andesat for the same purpose. In 1991, Mr. Orihuela founded Vector Communication Network Corp., a Florida-based satellite services provider and has served as its President since that time. Mr. Orihuela also founded Vector Comnet S.A. de C.V. and Industrias Electro Electronicas S.A., both Peruvian telecommunication corporations, in 1992 and 1979, respectively, and has served as the President of both companies since their respective founding. During the last 19 years, Mr. Orihuela has worked in the telecommunications industry, including system design and integration. Mr. Orihuela has also been significantly involved in the Peruvian-American Chamber of Commerce, a non-profit organization in which he is a life-time Governor. Mr. Orihuela studied at the University La Molina, specializing in Soil and Water Engineering Resources. He then went on to graduate level studies in the field of computers and communications.

   Each officer of the Company holds office until such officer's successor is chosen and qualified in such officer's stead or until such officer's death or until such officer's resignation or removal from office. Certain officers have employment contracts with the Company. A description of such employment contracts will be contained in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Report, and is incorporated herein by reference.

      Each of the directors, except Mr. Orihuela, were elected at the Company's Annual Meeting held on June 16, 1997 and currently hold office until the next annual meeting of the Company's shareholders on June 2, 1998 or until their successors are elected and qualified. Pursuant to the Company's By-Laws, Mr. Orihuela was elected on March 23, 1998 to the Company's Board of Directors by the Board of Directors to fill a vacancy. Mr. Orihuela will hold office until the next annual meeting or until his successor is elected and qualified.

   Certain information required by Item 10 will be contained in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Report and is incorporated herein by reference. In this regard, specific reference is made to the headings "Employment Agreements", "Transactions with Related Parties", and "Section 16(a) Reporting Delinquencies" under the "Executive Compensation" section of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 will be contained in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 will be contained in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 will be contained in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Exhibits. See Index to Exhibits on page __. Each of the following exhibits described on the index to exhibits is a management contract or compensatory plan or arrangement: 10.1, 10.2, 10.11, 10.12, 10.13, 10.15, 10.16.

   (b) Financial Statement Schedules: None.

   (c) Reports on Form 8-K.

   On October 15, 1997, the Company filed a Current Report on Form 8-K (subsequently amended by Form 8-KA, dated November 5, 1997) reporting the Company's acquisition of all of the outstanding shares of N.S.I., S.A. de C.V., a Mexican corporation based in Mexico City, from Jose Martin Pena Nunez, Carlos Joaquin De Lara Y Campos, Jorge Pena Nunez and Martha Teresita Martin del Campo Gutierrez.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TELSCAPE INTERNATIONAL, INC.
                                          (Registrant)



March 31, 1998                            /s/ E. SCOTT CRIST
                                          E. Scott Crist
                                          President and Principal Executive
                                          Officer


March 31, 1998                            /s/ TODD M. BINET
                                          Todd M. Binet
                                          Principal Financial and Accounting
                                          Officer

   Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE              DATE

/s/ E. SCOTT CRIST                  Director          March 31, 1998
E. Scott Crist

/s/ MANUEL LANDA                    Director          March 31, 1998
Manuel Landa

/s/ OSCAR GARCIA                    Director          March 31, 1998
Oscar Garcia

/s/ RICARDO OREA                    Director          March 31, 1998
Ricardo Orea

/s/ TODD M. BINET                   Director          March 31, 1998
Todd M. Binet

/s/ DARREL O. KIRKLAND              Director          March 31, 1998
Darrel O. Kirkland

                               INDEX OF EXHIBITS

EXHIBIT NO.                       DESCRIPTION

  3.1       -     Articles of Incorporation of the Registrant, as amended
                  (filed as Exhibit 3.1 to the Company's Registration
                  Statement No. 33-80542-D and incorporated herein by
                  reference)
  3.2       -     Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Company's Registration Statement No. 33-80542-D and
                  incorporated herein by reference)
  3.3       -     Articles of Incorporation of Polish Microwave, Inc. (filed as Exhibit 3.3 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)
  3.4       -     Bylaws of Polish Microwave, Inc. (filed as Exhibit 3.4 to
                  the Company's Registration Statement No. 33-80542-D and
                  incorporated herein by reference)
  3.5       -     Contract of Limited Liability Company of DTS/ZWUT (filed as
                  Exhibit 3.5 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)
  4.1       -     Form of Certificate evidencing Common Stock (filed as
                  Exhibit 4.1 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)
  4.2       -     Form of Warrant Agreement between American Stock Transfer &
                  Trust Company and the Company (filed as Exhibit 4.2 to the
                  Company's Registration Statement No. 33-80542-D and
                  incorporated herein by reference)
  4.3       -     Form of Warrant Certificate evidencing the Warrants (filed as Exhibit 4.3 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)
  4.4       -     Form of Statement of the establishment of the Series B
                  non-voting, nonparticipating Preferred Stock (filed as
                  Exhibit 4.1 to the Company's Report on Form 10-QSB for the
                  quarter ended March 31, 1996 and incorporated herein by
                  reference)
 10.1       -     1994 Employee Stock Option Plan (filed as Exhibit 10.1 to
                  the Company's Registration Statement No. 33-80542-D and
                  incorporated herein by reference)
 10.2       -     1994 Stock Option Plan for Directors (filed as Exhibit 10.2 to the Company's Registration Statement No. 33-80542-D and
                  incorporated herein by reference)
 10.3       -     Form of Representative's Warrants (filed as Exhibit 10.8 to the Company's Registration Statement No. 33-80542-D and
                  incorporated herein by reference)
 10.4       -     Distribution Agreement dated May 2, 1995 between the
                  Registrant and DSC International Corporation (filed as
                  Exhibit 10.11 to the Company's Report on Form 10-KSB for the
                  year ended December 31, 1995 and incorporated herein by
                  reference)
 10.5       -     Warrant Agreement between the Company and S.P. Krishna
                  Murthy (filed as Exhibit 10.13 to the Company's Report on
                  Form 10-KSB for the year ended December 31, 1995 and
                  incorporated herein by reference)
 10.6       -     Stock Purchase agreement between the Company and Elterix
                  S.A. (filed as Exhibit 10.14 to the Company's Report on Form
                  10-KSB for the year ended December 31, 1995 and incorporated herein by reference)
 10.7       -     Letter of intent between the Company and Telereunion, Inc.
                  (filed as Exhibit 10.15 to the Company's Report on Form
                  10-KSB for the year ended December 31, 1995 and incorporated herein by reference)
 10.8       -     Agreement and Plan of Merger (filed as Exhibit 10.3 to the
                  Company's Report on Form 10-QSB for the quarter ended March
                  31, 1996 and incorporated herein by reference)
 10.9       -     Form of Series A Common Stock Warrant (filed as Exhibit 10.4 to the Company's Report on Form 10-QSB for the quarter ended
                  March 31, 1996 and incorporated herein by reference)
 10.10      -     Form of Series B Common Stock Warrant (filed as Exhibit 10.5 to the Company's Report on Form 10-QSB for the quarter ended
                  March 31, 1996 and incorporated herein by reference)
 10.11      -     Form of Employment Agreement for Manuel Landa, Ricardo Orea
                  Gudino and Oscar Garcia Mora (filed as Exhibit 10.6 to the
                  Company's Report on Form 10-QSB for the quarter ended March
                  31, 1996 and incorporated herein by reference)
 10.12      -     Form of Non-Qualified Stock Option Certificate and
                  Agreement, as amended, for Manuel Landa, Ricardo Orea Gudino and Oscar Garcia Mora (filed as Exhibit 10.7 to the Company's
                  Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)
 10.13      -     Form of Series A Common Stock Warrant dated May 17, 1996
                  between the Company and Manuel Landa, Ricardo Orea Gudino,
                  Oscar Garcia Mora and Christopher Efird (filed as Exhibit 10.1 to the Company's Report on Form 8-K dated June 3, 1996 and incorporated herein by reference)
 10.14      -     Agreement and Plan of Merger between the Company and Orion
                  Communications, Inc. (filed as Exhibit 10.9 to the Company's
                  Report on Form 10-QSB for the quarter ended June 30, 1996 and incorporated herein by reference)
 10.15      -     Employment Agreement for E. Scott Crist (filed as Exhibit
                  10.1 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference)
 10.16      -     Employment agreement for Todd Binet (filed as Exhibit
                  10.29 to the Company's Report on Form 10-KSB for the year
                  ended December 31, 1996 and incorporated herein by reference)
 10.17      -     Form of Promissory Note dated July 1, 1997, between
                  Telereunion and Jose Luis Apan Wong, Raul de la Parra Zavala
                  and Alejandro Apan Wong (filed as Exhibit 10.4 to the
                  Company's Current Report on Form 8-K dated August 5, 1997 and incorporated herein by reference)
 10.18      -     Form of Convertible Promissory Note dated July 1, 1997,
                  between the Company and Telereunion and Jose Luis Apan Wong,
                  Raul de la Parra Zavala and Alejandro Apan Wong (filed as
                  Exhibit 10.4 to the Company's Current Report on Form 8-K dated
                  August 5, 1997 and incorporated herein by reference)
 10.19      -     Form of Common Stock Warrant dated July 1, 1997, between the
                  Company and Jose Luis Apan Wong, Raul de la Parra Zavala and
                  Alejandro Apan Wong (filed as Exhibit 10.4 to the Company's
                  Current Report on Form 8-K dated August 5, 1997 and
                  incorporated herein by reference)
 10.20      -     Stock Purchase Agreement dated July 1, 1997, by and among
                  the Company, Telscape USA, Telereunion and Jose Luis Apan
                  Wong, Raul de la Parra Zavala and Alejandro Apan Wong (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K
                  dated August 5, 1997 and incorporated herein by reference)
 10.21      -     Stock Purchase Agreement dated October 1, 1997, by and among
                  Telscape USA, Inc., Telereunion, Inc. and Jose Martin Pena
                  Nunez, Carlos Joaquin De Lara Y Campos, Jorge Pena Nunez,
                  Martha Teresita Martin Del Campo Gutierrez (filed as Exhibit
                  10.1 to the Company's Current Report on Form 8-K dated October
                  15, 1997 and incorporated herein by reference)
 10.22      -     Stock Purchase Agreement dated January 22, 1998, by and among the Company; MSN Communications, Inc.; Stuart Newman; and
                  Michael Newman, together with Form of Promissory Note dated
                  January 23, 1998 in the principal amount of $375,000.payable to Stuart Newman attached as Exhibit B-1 and Form of
                  Promissory Note dated January 23,1 998 in the principal amount of $375,000 payable to Michael Newman attached as Exhibit B-2
                  (filed as Exhibit 10.1 to the Company's Current Report on Form
                  8-K dated February 6, 1998 and incorporated herein by
                  reference)
 *11.1      -     Statement regarding computation of per share earnings
 16.1       -     Letter on change in certifying accountant (Hoffman, McBryde
                  & Co., P.C.) (filed as Exhibit 1.1 to the Company's Report on Form 8-KA dated November 6, 1996 and incorporated herein by reference)
 *21.1      -     Subsidiaries of the registrant
 *27.             Financial Data Schedule
 *99.1            Current Report on Form 8-K dated January 7, 1998, relating to certain outstanding litigation: MARK VANCE V. TELSCAPE
                  INTERNATIONAL, INC., CHARLES CLAPPSADDLE AND TELECOM
                  CONSULTING SERVICE, INC. V. TELSCAPE INTERNATIONAL, INC. AND
                  E. SCOTT CRIST, and ROBERT E. CHAMBERLAIN, JR. V. TELSCAPE
                  INTERNATIONAL, INC. AND E. SCOTT CRIST
----------------
 * Filed herewith