Form 10-K/A
period 1997-12-31
TELSCAPE INTERNATIONAL INC
filed 1998-04-08
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------

                                   FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 2, 1998 are incorporated by reference into Part III of this report. Current Report on Form 8-K dated January 7, 1998 is incorporated by reference into Item 3 of this report.

                          TELSCAPE INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-K REPORT
                                DECEMBER 31, 1997

                                                                            PAGE
Part I

      Item 1.      Business.                                                   1

      Item 2.      Properties.                                                13

      Item 3.      Legal Proceedings.                                         13


      Item 4.      Submission of Matters to a Vote of Security Holders.       13


Part II

      Item 5.      Market for Registrant's Common Equity and Related
                   Stockholder Matters.                                       14


      Item 6.      Selected Financial Data.                                   15

      Item 7.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.             18

      Item 7a.     Quantitative and Qualitative Disclosures about
                   Market Risk.                                               22

      Item 8.      Financial Statements and Supplementary Data.               23


      Item 9.      Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.                    47


Part III

      Item 10.     Directors and Executive Officers of the Registrant.        47

      Item 11.     Executive Compensation.                                    50


      Item 12.     Security Ownership of Certain
                   Beneficial Owners and Management.                          50


      Item 13.     Certain Relationships and Related Transactions.            50


      Item 14.     Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K.                                               51

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

    Recent legislation and an agreement among countries with a significant portion of the world's international long distance traffic are expected to lead to increased liberalization of the majority of the world's telecommunication markets. Specifically, the World Trade Organization ("WTO") Agreement created a framework under which 96 countries committed to liberalize their telecommunications laws to permit increased competition and, in most cases, foreign ownership in their telecommunications markets, beginning in 1998; the U.S. Telecommunications Act of 1996 established the parameters for the implementation of full competition in the U.S. long distance industry; and the European Union's Services Directive abolished exclusive rights for the provision of voice telephony services throughout the EU and the Public Switch Telephone Networks ("PSTN") of any member country of the EU by January 1, 1998.

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

   Mexico has a growing marketplace that is undergoing deregulation. Several factors have affected the Mexican economy after the signing of the North American Free Trade Agreement ("NAFTA"), such as the currency devaluation in late 1994, but since then, the peso has significantly stabilized against the U.S. dollar and the Mexican economy has a pent-up demand that is causing expansion of important markets like telecommunications. Mexico has one-third the population of the United States, and management believes that the telecommunications market in Mexico is growing in excess of 15% annually. The telephone density (number of telephones per capita) is one-sixth that of the United States. The overall market for telecommunications services in Mexico is concentrated in three cities, namely Mexico City, Guadalajara and Monterrey, where 65% of the country's usage resides.

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

                                   STRATEGY

    The Company believes that management's extensive international telecommunications expertise, combined with its established reputation and extensive operations in Mexico, will enable the Company to successfully identify and capitalize on opportunities to penetrate other deregulating markets throughout Latin America. Key elements in the Company's strategy include the following:

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

                            NETWORK AND OPERATIONS

SWITCHING FACILITIES

    The Company owns and operates switches in Houston, Mexico City and Lima, Peru and is planning to install a number of switches in various Latin American countries as the Company determines that the investment is justified. The Company also has a partition agreement with a company in New York City that utilizes a Nortel DMS 250. In addition, the Company is considering the deployment of ATM switches from Newbridge Networks Corporation.

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

   SYSTEMS INTEGRATION

   The Company performs the vast majority of its systems integration business in Mexico. During the year ended December 31, 1997, the Company derived revenues from a single customer representing 14% of total revenues from systems integration and 7% of the Company's overall revenues. During the year ended December 31, 1997, the Company made purchases from one supplier of telecommunications equipment representing 39% of the Company's aggregate equipment purchases from that year.

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

   On February 15, 1997 the United States and 68 other members of the WTO agreed to open their respective telecommunications markets to competition and foreign ownership and to adopt regulatory measures to protect market entrants against anticompetitive behavior by dominant telephone companies pursuant to the WTO Agreement. Although the Company believes that the WTO Agreement could provide the Company with significant opportunities to compete in markets that were not previously accessible, reduce its costs and provide more reliable services, it could also provide similar opportunities to the Company's competitors. There can be no assurance that the pro-competitive effects of the WTO Agreement will not have a material adverse effect on the Company's business, financial condition and results of operations or that members of the WTO will implement the terms of the WTO Agreement.

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

    Numerous state agencies also impose on entities authorized to provide telecommunications services prior approval requirements for "transfers of control," including PRO FORMA transfers, acquisitions and securities issuances. The Company did not obtain prior approval for its January 1998 acquisition of MSN. MSN holds various state authorizations. The Company has filed the necessary papers at the relevant state PSCs seeking NUNC PRO TUNC (retroactive) approval of the transaction on the grounds that the transaction serves certain important business needs of the Company and enhances the Company's ability to market and provide services. Although management is confident that the state PSCs will grant the NUNC PRO TUNC approval, there can be no assurance that the state commissions will grant the Company's request for retroactive approval and/or will not impose fines, license conditions, commence revocation proceedings or otherwise exercise their authority to address violations of state statutes and regulations.

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

                                                          1993            1994            1995             1996             1997
                                                      -----------     -----------     -----------     ------------     ------------
STATEMENT OF OPERATIONS DATA
      Revenues ...................................    $ 1,722,258     $   972,494     $ 1,108,473     $  5,705,313     $ 36,153,584
      Cost of revenues ...........................        887,078         439,387         619,431        3,040,919       24,395,656
                                                      -----------     -----------     -----------     ------------     ------------
      Gross Profit ...............................        835,180         533,107         489,042        2,664,394       11,757,928
      Selling, general and
         administrative expenses .................      1,470,491       1,032,010       1,349,194        4,159,077        8,154,034
                                                      -----------     -----------     -----------     ------------     ------------
      Operating income (loss) before
         depreciation and amortization ...........       (635,311)       (498,903)       (860,152)      (1,494,683)       3,603,894
      Depreciation and amortization ..............         22,516          36,018          48,494          263,758          621,731
                                                      -----------     -----------     -----------     ------------     ------------
          Operating income (loss) ................       (657,827)       (534,921)       (908,646)      (1,758,441)       2,982,163
      Other income (loss), net ...................        (98,203)          4,587         228,948          113,402         (231,908)
                                                                      -----------     -----------     ------------     ------------
      Income (loss) before income
         taxes and minority interests ............       (756,030)       (530,334)       (679,698)      (1,645,039)       2,750,255
      Income tax benefit (expense) ...............                                                          53,427          (84,465)
                                                      -----------     -----------     -----------     ------------     ------------
      Net income (loss) before
         minority interests ......................       (756,030)       (530,334)       (679,698)      (1,591,612)       2,665,790
      Minority interests .........................        359,951         (18,554)          6,633           (6,396)           5,900
                                                      -----------     -----------     -----------     ------------     ------------
      Net income (loss) ..........................    $  (396,079)    $  (548,888)    $  (673,065)    $ (1,598,008)    $  2,671,690
                                                      ===========     ===========     ===========     ============     ============


     Net income (loss)
         per share-Basic .........................    $     (0.81)    $     (0.44)    $     (0.36)    $      (0.52)    $       0.68
     Weighted average shares outstanding .........        491,303       1,254,689       1,890,442        3,046,594        3,903,470
     Net income (loss) per share- Diluted (1) ....            n/a             n/a             n/a              n/a     $       0.53
     Diluted weighted average shares
         outstanding (1) .........................            n/a             n/a             n/a              n/a        5,152,211
BALANCE SHEET DATA
    Cash, cash equivalents and short
         term investments ........................    $    97,741     $ 4,509,427     $ 3,644,870     $    494,781     $  4,733,780
    Current assets ...............................        353,301       5,178,539       4,293,813        4,664,920       18,506,278
    Property and equipment, net ..................        167,990         156,018         153,798          983,102        2,679,098
    Goodwill and other intangibles, net ..........           --              --              --          3,245,851       17,673,791
    Total assets .................................        521,291       5,334,557       4,497,931        9,371,038       39,635,027
    Notes payable and capital lease
         obligations .............................        444,649            --              --               --          3,184,152
    Stockholders' equity (deficit) ...............      $(812,133)    $ 4,445,729     $ 3,589,945     $  5,764,464     $ 22,087,513

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

                                   OUTLOOK

   The year ended December 31, 1997 was a year of significant growth for the Company as management continued to position the Company as a fully-integrated telecommunications provider, with a focus on Latin America. The Company's strategy is to provide a complete telecommunications solution to its customers. In May 1996, the Company acquired Telereunion which shifted the focus of the Company to telecommunications sales and service in Mexico. In July 1997, the Company completed the acquisition of Integracion, which expanded the Company's presence in data and network systems integration. In October 1997, the Company acquired N.S.I., an expert in advanced wide area network design. N.S.I. brings to the Company the technological and managerial expertise necessary to enable the Company to pursue opportunities in the telephony-over-television cable arena. Through these strategic acquisitions, the Company has built the third largest systems integration business in Mexico with pro forma 1997 revenues of approximately $30 million.

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

   In January 1998, the Company acquired MSN, a leading provider of pre-paid telephone calling cards to US-based Hispanic consumers via the TELEFIESTA brand name. The acquisition enhances the profile of the Company's long distance business by establishing a retail platform for its international long distance services and the ability to market additional products and services to Hispanic customers.

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

   GROSS PROFIT. As the Company's product mix evolves to include proportionately more value-added services of systems integration with proportionately less equipment sales, management expects the Company's gross profit from systems integration to improve. The Company has enjoyed strong gross profit from its international long distance services to date; however, as this market becomes more competitive, the Company may experience a decline in gross profit percentage. The effects of this potential decline are expected to be mitigated by the Company's strategy of focusing on deregulating markets, particularly in Latin America, where it can enjoy higher gross profits. In addition, gross profits from the Company's newly-acquired prepaid phone card business are significantly lower than those of the wholesale international long distance and systems integration businesses. As such, overall gross profit as a percentage of sales is expected to decline in the near future.

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

   OTHER INCOME (EXPENSE) decreased from income of $113,000 in 1996 to an expense of ($232,000) in 1997, or $345,000. The decrease in other income was due principally to the Company recognizing a foreign exchange loss of ($126,000)in 1997, primarily from the Polish operations, as compared to a foreign exchange gain of $161,000, primarily from the Mexican operations, in 1996. In addition, interest expense increased by $138,000 primarily due to debt incurred in connection with the Integracion acquisition. In 1997, the Company also wrote off its investment in a joint venture, realizing a loss of $196,000, and incurred certain litigation settlement expenses of $128,000.

   PROVISION (BENEFIT) FOR INCOME TAXES increased from a benefit of $53,000 in 1996 to an expense of ($84,000) in 1997. This increase is primarily due to tax expense from the Company's Mexican operations offset by a benefit realized from the utilization of net operating loss carryforwards.

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

   The prepaid phone card market represents a new market for the Company. While the former owners of MSN are currently officers of the Company and continue to actively manage the prepaid phone card operations, this is a rapidly growing and very competitive market. As with international long distance services, the Company will compete in this market with companies that have greater experience and have substantially greater resources. In addition, the prepaid phone card industry is subject to extensive U.S. federal and state regulation including the imposition of various excise taxes and fees, including the "universal service fund" (see discussion in "Government Regulation" in Part I, Business). The Company's growth in this business is dependent on its ability to expand its capacity through investments in additional facilities or entering in partnering arrangements for outsourcing the telecommunications services related to calls initiated on the prepaid phone cards it serves. There can be no assurance that the Company will be successful in raising the capital required to fund the additional facilities in which case the Company's operations, the future growth in this business and the ability to compete effectively against competitors with significantly more resources could be materially adversely affected.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Index to Consolidated Financial Statements:


                                                                            PAGE
                                                                            ----
     Reports of Independent Certified Public Accountants                     24

     Consolidated Financial Statements:

     Consolidated Balance Sheets - As of December 31, 1996 and 1997          26

     Consolidated Statements of Operations - For the years ended
       December 31, 1995, 1996 and 1997                                      27

     Consolidated Statements of Stockholders' Equity - For the
       years ended December 31, 1995, 1996 and 1997                          28

     Consolidated Statements of Cash Flows - For the years ended
       December 31, 1995, 1996 and 1997                                      29

     Notes to Consolidated Financial Statements                              31

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

Reclassification of accumulated losses
acquired from minority interest in
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

                          TELSCAPE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                        ----------------------------------------
                                            1995          1996          1997
                                        ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................  $   (673,065)  $(1,598,008)  $ 2,671,690
  Adjustments to reconcile net income
    (loss) to net cash provided
    by (used in) operating activities:
  Provision for doubtful accounts ....          --           8,640       277,282
  Depreciation and amortization ......        48,494       263,758       621,731
  Provision for inventory obsolescence          --          55,000        52,531
  Write-off investment in operating
    venture ..........................          --            --         196,462
  Deferred income tax benefit ........          --        (111,720)   (1,565,966)
  Interest amortized on discounted
    short-term investments ...........       (64,526)       (8,196)         --
  Imputed interest on non-interest
    bearing notes payable ............          --            --         136,152
  Minority interest in subsidiaries'
    income (loss) ....................        (6,633)        6,397        (5,900)
  Decrease in minority interests for
    equipment credits utilized .......        55,041        52,555          --
  Changes in assets and liabilities:
    Accounts receivable ..............        75,523      (952,193)   (1,622,990)
    Inventories ......................        14,564      (719,792)   (2,358,949)
    Prepaid and other assets .........      (117,308)       35,485    (2,634,064)
    Accounts payable .................      (114,447)     (123,939)    6,953,589
    Accrued liabilities ..............       (34,864)      360,580     1,866,359
                                        ------------   -----------   -----------
Net cash provided by (used in)
  operating activities ...............      (817,221)   (2,731,433)    4,587,927
                                        ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments .   (10,943,692)   (4,898,790)         --
  Redemption of short-term investments    11,499,763     8,378,601          --
  Purchases of property and equipment        (46,274)     (440,843)   (1,682,303)
  Acquisition of Telereunion, net of
    cash acquired ....................          --        (353,169)         --
  Acquisition of Integracion, net of
    cash acquired ....................          --            --         117,038
  Acquisition of N.S.I., net of cash
    acquired .........................          --            --         (49,048)
  Investment in BCH Holdings .........          --            --        (184,953)
  Purchase of minority interest ......       (62,658)         --            --
  Investment in joint venture ........        (2,930)     (196,462)         --
                                        ------------   -----------   -----------
Net cash provided by
  investing activities ...............       444,209     2,489,337    (1,799,266)
                                        ------------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease
    obligations ......................          --            --        (103,518)
  Payments on notes payable ..........          --            --         (50,000)
  Proceeds from capital subscriptions           --            --         600,000
  Issuance of common stock ...........          --         563,622          --
  Proceeds from warrants and options
    exercised ........................          --            --       1,003,856
                                        ------------   -----------   -----------
  Net cash provided by (used in)
    financing activities .............          --         563,622     1,450,338
                                        ------------   -----------   -----------
  Net increase (decrease) in cash and
    cash equivalents .................      (373,012)      321,526     4,238,999
                                        ------------   -----------   -----------
  Cash and cash equivalents at
    beginning of year ................       546,267       173,255       494,781
                                        ------------   -----------   -----------
  Cash and cash equivalents at end of
    year .............................  $    173,255   $   494,781   $ 4,733,780
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

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WARRANTY RESERVES

   The Company generally provides its systems integration customers a warranty on each sale of equipment and related products and accrues warranty expense at time of sale based upon actual claims history. Actual warranty costs incurred are charged against such accrual when paid.

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

EARNINGS (LOSS) PER SHARE

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS 128 is effective for the year ended December 31, 1997. SFAS 128 simplifies the standards required under current accounting rules for computing earning per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Following is a summary of the basic and diluted per share calculations:

       -------------------------------------------------------------------------

                                            For the Year Ended December 31,
                                         ---------------------------------------
                                            1995           1996          1997
                                         ------------  -------------  ----------
       BASIC
       Net income (loss) as reported        (673,065)    (1,598,008)   2,671,690
       Weighted average common shares
       outstanding                         1,890,442      3,046,594    3,903,470
       Basic earnings (loss) per share      $  (0.36)      $  (0.52)     $  0.68

       DILUTED
       Net income (loss) as reported        (673,065)    (1,598,008)   2,671,690
       Interest expense on
       convertible debt                            -              -       42,255
       Net income (loss) applicable to
       common stockholders                  (673,065)    (1,598,008)   2,713,945

       Weighted average common shares
       outstanding                         1,890,442      3,046,594    3,903,470
       Weighted average dilutive
       potential common shares
       outstanding                            91,773        114,642    1,248,741
       Weighted average common and
       dilutive potential common shares
       outstanding                         1,982,215      3,161,236    5,152,211
       Diluted earnings (loss) per share    $  (0.34)      $  (0.51)     $  0.53

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

   SFAS 130 and 131 are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of these statements is not expected to have a material effect on the Company's financial statement disclosures.

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

   The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based on preliminary information and are subject to change when additional information concerning final asset and liability valuations are obtained. Management does not expect that such adjustments will be material. In addition, changes in the balances recorded where contingent consideration was issued are subject to change as those contingencies are resolved. In certain cases, the contingent consideration is payable in equity securities where valuation of those securities is not determined until the respective contingency is resolved. As such, it is not possible to compute the amount that could be recorded in the future. In such cases, the amount of contingent consideration recorded in the future may be significant. As of December 31, 1997, there were 500,000 warrants issued in connection with the Telereunion acquisition, which are subject to vesting upon the meeting of certain operating performance measures. If such operating performance measures were met and the warrants were valued as of December 31, 1997, $2,906,000 in additional consideration and related goodwill would have been recognized.

MSN ACQUISITION

   Effective January 1, 1998, the Company acquired all of the outstanding common stock of MSN. MSN, through its TELEFIESTA brand, markets prepaid telephone calling cards across the United States primarily to the Hispanic community. Under the terms of the transaction, the Company paid the following to the shareholders of MSN: i) the sum of $3,250,000 in cash, ii) $750,000 in non-interest bearing promissory notes payable in eight equal quarterly installments, and iii) 100,000 shares of the Company's common stock. The acquisition will be accounted for under the purchase method of accounting. In addition the two selling shareholders were each granted 50,000 options to purchase the Company's common stock at $11.00 per share. The financial position and results of operations of MSN will be included in the Company's financial statements from the effective date of the acquisition.

   The following presents the unaudited pro forma results of operations of the Company for the year ended December 31, 1996 and 1997, as if the acquisitions of Telereunion, Integracion, N.S.I. and MSN had occurred on January 1, 1996:

   -------------------------------------------------------------------------

                                          For the Year Ended December 31,
                                         -----------------------------------
                                               1996               1997
                                         -----------------   ---------------
                                                             (unaudited)
   Pro forma revenues                           15,661,558       68,776,302
   Pro forma operating income                 (2,158,294)         2,188,871
   Pro forma net income (loss)                (2,171,148)         2,040,833
   Pro forma basic net income (loss)
   per share                                     $ (0.71)            $ 0.51
   Pro forma diluted net income (loss)
   per share  (1)                                     n/a            $ 0.39

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

   Major customers are those that individually account for more than 10 percent of the Company's total revenues. For the year ended December 31, 1997, one customer accounted for 28% of the Company's total revenues and 56% of the Company's long distance services revenues. For the year ended December 31, 1997, one customer accounted for 7% of the Company's overall revenues and 14% of total revenues from system integration services. For the years ended December 31, 1996 and 1995, no customer represented greater than 10% of revenues.

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
                                                                               ============  ===========

--------------------------------------------------------------------------------

   The annual maturities of the debt indicated above for the five years following December 31, 1997, are $507,701 in 1998, $1,429,348 in 1999, $565,200
in 2000 and $681,903 in 2001.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Exhibits. See Index to Exhibits on page 53. Each of the following exhibits described on the index to exhibits is a management contract or compensatory plan or arrangement: 10.1, 10.2, 10.11, 10.12, 10.13, 10.15, 10.16.

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


                                          TELSCAPE INTERNATIONAL, INC.
                                          (Registrant)



April 8, 1998                            /s/ E. SCOTT CRIST
                                          E. Scott Crist
                                          President and Principal Executive
                                          Officer


Apirl 8, 1998                            /s/ TODD M. BINET
                                          Todd M. Binet
                                          Principal Financial and Accounting
                                          Officer

   Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                DATE
---------                           -----                ----
/s/ E. SCOTT CRIST                  Director          April 8, 1998
E. Scott Crist

/s/ MANUEL LANDA                    Director          April 8, 1998
Manuel Landa

/s/ OSCAR GARCIA                    Director          April 8, 1998
Oscar Garcia

/s/ RICARDO OREA                    Director          April 8, 1998
Ricardo Orea

/s/ TODD M. BINET                   Director          April 8, 1998
Todd M. Binet

/s/ DARREL O. KIRKLAND              Director          April 8, 1998
Darrel O. Kirkland

                               INDEX OF EXHIBITS

EXHIBIT NO.                       DESCRIPTION

  3.1       -     Articles of Incorporation of the Registrant, as amended
                  (filed as Exhibit 3.1 to the Company's Registration
                  Statement No. 33-80542-D and incorporated herein by
                  reference)
  3.2       -     Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Company's Registration Statement No. 33-80542-D and
                  incorporated herein by reference)
  3.3       -     Articles of Incorporation of Polish Microwave, Inc. (filed as Exhibit 3.3 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)
  3.4       -     Bylaws of Polish Microwave, Inc. (filed as Exhibit 3.4 to
                  the Company's Registration Statement No. 33-80542-D and
                  incorporated herein by reference)
  3.5       -     Contract of Limited Liability Company of DTS/ZWUT (filed as
                  Exhibit 3.5 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)
  4.1       -     Form of Certificate evidencing Common Stock (filed as
                  Exhibit 4.1 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)
  4.2       -     Form of Warrant Agreement between American Stock Transfer &
                  Trust Company and the Company (filed as Exhibit 4.2 to the
                  Company's Registration Statement No. 33-80542-D and
                  incorporated herein by reference)
  4.3       -     Form of Warrant Certificate evidencing the Warrants (filed as Exhibit 4.3 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)
  4.4       -     Form of Statement of the establishment of the Series B
                  non-voting, nonparticipating Preferred Stock (filed as
                  Exhibit 4.1 to the Company's Report on Form 10-QSB for the
                  quarter ended March 31, 1996 and incorporated herein by
                  reference)
 10.1       -     1994 Employee Stock Option Plan (filed as Exhibit 10.1 to
                  the Company's Registration Statement No. 33-80542-D and
                  incorporated herein by reference)
 10.2       -     1994 Stock Option Plan for Directors (filed as Exhibit 10.2 to the Company's Registration Statement No. 33-80542-D and
                  incorporated herein by reference)
 10.3       -     Form of Representative's Warrants (filed as Exhibit 10.8 to the Company's Registration Statement No. 33-80542-D and
                  incorporated herein by reference)
 10.4       -     Distribution Agreement dated May 2, 1995 between the
                  Registrant and DSC International Corporation (filed as
                  Exhibit 10.11 to the Company's Report on Form 10-KSB for the
                  year ended December 31, 1995 and incorporated herein by
                  reference)
 10.5       -     Warrant Agreement between the Company and S.P. Krishna
                  Murthy (filed as Exhibit 10.13 to the Company's Report on
                  Form 10-KSB for the year ended December 31, 1995 and
                  incorporated herein by reference)
 10.6       -     Stock Purchase agreement between the Company and Elterix
                  S.A. (filed as Exhibit 10.14 to the Company's Report on Form
                  10-KSB for the year ended December 31, 1995 and incorporated herein by reference)
 10.7       -     Letter of intent between the Company and Telereunion, Inc.
                  (filed as Exhibit 10.15 to the Company's Report on Form
                  10-KSB for the year ended December 31, 1995 and incorporated herein by reference)
 10.8       -     Agreement and Plan of Merger (filed as Exhibit 10.3 to the
                  Company's Report on Form 10-QSB for the quarter ended March
                  31, 1996 and incorporated herein by reference)
 10.9       -     Form of Series A Common Stock Warrant (filed as Exhibit 10.4 to the Company's Report on Form 10-QSB for the quarter ended
                  March 31, 1996 and incorporated herein by reference)
 10.10      -     Form of Series B Common Stock Warrant (filed as Exhibit 10.5 to the Company's Report on Form 10-QSB for the quarter ended
                  March 31, 1996 and incorporated herein by reference)
 10.11      -     Form of Employment Agreement for Manuel Landa, Ricardo Orea
                  Gudino and Oscar Garcia Mora (filed as Exhibit 10.6 to the
                  Company's Report on Form 10-QSB for the quarter ended March
                  31, 1996 and incorporated herein by reference)
 10.12      -     Form of Non-Qualified Stock Option Certificate and
                  Agreement, as amended, for Manuel Landa, Ricardo Orea Gudino and Oscar Garcia Mora (filed as Exhibit 10.7 to the Company's
                  Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)
 10.13      -     Form of Series A Common Stock Warrant dated May 17, 1996
                  between the Company and Manuel Landa, Ricardo Orea Gudino,
                  Oscar Garcia Mora and Christopher Efird (filed as Exhibit 10.1 to the Company's Report on Form 8-K dated June 3, 1996 and incorporated herein by reference)
 10.14      -     Agreement and Plan of Merger between the Company and Orion
                  Communications, Inc. (filed as Exhibit 10.9 to the Company's
                  Report on Form 10-QSB for the quarter ended June 30, 1996 and incorporated herein by reference)
 10.15      -     Employment Agreement for E. Scott Crist (filed as Exhibit
                  10.1 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference)
 10.16      -     Employment agreement for Todd Binet (filed as Exhibit
                  10.29 to the Company's Report on Form 10-KSB for the year
                  ended December 31, 1996 and incorporated herein by reference)
 10.17      -     Form of Promissory Note dated July 1, 1997, between
                  Telereunion and Jose Luis Apan Wong, Raul de la Parra Zavala
                  and Alejandro Apan Wong (filed as Exhibit 10.4 to the
                  Company's Current Report on Form 8-K dated August 5, 1997 and incorporated herein by reference)
 10.18      -     Form of Convertible Promissory Note dated July 1, 1997,
                  between the Company and Telereunion and Jose Luis Apan Wong,
                  Raul de la Parra Zavala and Alejandro Apan Wong (filed as
                  Exhibit 10.4 to the Company's Current Report on Form 8-K dated
                  August 5, 1997 and incorporated herein by reference)
 10.19      -     Form of Common Stock Warrant dated July 1, 1997, between the
                  Company and Jose Luis Apan Wong, Raul de la Parra Zavala and
                  Alejandro Apan Wong (filed as Exhibit 10.4 to the Company's
                  Current Report on Form 8-K dated August 5, 1997 and
                  incorporated herein by reference)
 10.20      -     Stock Purchase Agreement dated July 1, 1997, by and among
                  the Company, Telscape USA, Telereunion and Jose Luis Apan
                  Wong, Raul de la Parra Zavala and Alejandro Apan Wong (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K
                  dated August 5, 1997 and incorporated herein by reference)
 10.21      -     Stock Purchase Agreement dated October 1, 1997, by and among
                  Telscape USA, Inc., Telereunion, Inc. and Jose Martin Pena
                  Nunez, Carlos Joaquin De Lara Y Campos, Jorge Pena Nunez,
                  Martha Teresita Martin Del Campo Gutierrez (filed as Exhibit
                  10.1 to the Company's Current Report on Form 8-K dated October
                  15, 1997 and incorporated herein by reference)
 10.22      -     Stock Purchase Agreement dated January 22, 1998, by and among the Company; MSN Communications, Inc.; Stuart Newman; and
                  Michael Newman, together with Form of Promissory Note dated
                  January 23, 1998 in the principal amount of $375,000.payable to Stuart Newman attached as Exhibit B-1 and Form of
                  Promissory Note dated January 23,1 998 in the principal amount of $375,000 payable to Michael Newman attached as Exhibit B-2
                  (filed as Exhibit 10.1 to the Company's Current Report on Form
                  8-K dated February 6, 1998 and incorporated herein by
                  reference)
 16.1       -     Letter on change in certifying accountant (Hoffman, McBryde
                  & Co., P.C.) (filed as Exhibit 1.1 to the Company's Report on Form 8-KA dated November 6, 1996 and incorporated herein by reference)
 *21.1      -     Subsidiaries of the registrant
 *27.1      -     Financial Data Schedule 1997
 *27.2      -     Financial Data Schedule 1996
 *27.3      -     Financial Data Schedule 1995
 *99.1            Current Report on Form 8-K dated January 7, 1998, relating to certain outstanding litigation
----------------
 * Filed herewith