Form 10-Q
period 1998-03-31
TELSCAPE INTERNATIONAL INC
filed 1998-05-15
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

        X      Quarterly report under to Section 13 or 15(d) of the Securities
      -----    Exchange Act of 1934


                  For the quarterly period ended MARCH 31, 1998

      ----- Transition report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transitional period from _______ to _______

                         Commission File Number 0-24622

                          TELSCAPE INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                          TEXAS                              75-2433637
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 identification number)

            2700 POST OAK BLVD., SUITE 1000, HOUSTON,
                           TEXAS                                 77056
          (Address of principal executive offices)             (Zip Code)

          Issuer's telephone number including area code -- 713/968-0968

        ----------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes X        No

4,732,328 shares of Registrant's common stock ($.001 Par Value) were outstanding as of April 28, 1998.

                          Telscape International, Inc.
                                Table of Contents
                                    Form 10-Q
                                 March 31, 1998

                                                                            PAGE

PART I. FINANCIAL INFORMATION

        Item 1.Financial Statements

               Condensed Consolidated Balance Sheets -
               As of December 31, 1997 and March 31, 1998 .................. 1

               Unaudited Condensed Consolidated Statements of Operations -
               For the Three Months Ended  March 31, 1997 and 1998 ......... 2

               Unaudited Condensed Consolidated Statements of Cash Flows -
               For the Three Months Ended March 31, 1997 and 1998 .......... 3

               Notes to Unaudited Condensed Consolidated Financial
               Statements .................................................. 5

        Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............... 10


PART II.       OTHER INFORMATION

        Item 6.Exhibits and Reports on Form 8-K ............................ 17

               (a)    Exhibits

               (b)    Reports on Form 8-K

        Signatures ......................................................... 18

                                 TELSCAPE INTERNATIONAL, INC
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                              ASSETS

                                                                              ---------------------------
                                                                              December 31,     March 31,
                                                                                  1997           1998
                                                                              ------------   ------------
CURRENT ASSETS:                                                                       (unaudited)
  Cash and cash equivalents ................................................  $  4,734,000   $  2,882,000
  Accounts receivable, less allowance for doubtful accounts
    of and $200,000 and $215,000 (unaudited), respectively .................     6,276,000      7,346,000
  Inventories ..............................................................     4,305,000      3,113,000
  Prepaid expenses and other ...............................................     2,674,000      4,917,000
  Deferred income taxes ....................................................       517,000        311,000
                                                                              ------------   ------------
    Total current assets ...................................................    18,506,000     18,569,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation ....................     2,679,000      5,344,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated
amortization ...............................................................    17,674,000     23,324,000
DEFERRED INCOME TAXES ......................................................        77,000         74,000
OTHER ASSETS ...............................................................       699,000        629,000
                                                                              ------------   ------------
              Total assets .................................................  $ 39,635,000   $ 47,940,000
                                                                              ============   ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable .........................................................  $ 10,756,000   $ 13,583,000
  Accrued expenses .........................................................     3,303,000      2,398,000
  Current portion of notes payable and capital lease
    obligations ............................................................       508,000      1,747,000
  Deferred income taxes ....................................................       270,000        416,000
                                                                              ------------   ------------
    Total current liabilities ..............................................    14,837,000     18,144,000
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS ................................     2,677,000      2,548,000
MINORITY INTERESTS .........................................................        34,000         46,000
COMMITMENTS AND CONTINGENCIES

SERIES B NON-VOTING PREFERRED STOCK, $.001 par value, 380,000 and 0 shares, respectively, authorized issued and outstanding, mandatorily redeemable as
certain performance measures were achieved .................................          --             --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized; without defined preference rights ..........................          --             --
  Series A preferred stock, $.001 par value, 1,000,000 shares
    authorized .............................................................          --             --
  Common stock, $.001 par value, 25,000,000 shares authorized;
  4,104,027 and 4,667,548 issued, respectively .............................         4,000          5,000
  Additional paid-in capital ...............................................    25,232,000     29,310,000
  Accumulated deficit ......................................................    (2,852,000)    (1,738,000)
  Treasury stock ...........................................................      (297,000)      (375,000)
                                                                              ------------   ------------
    Total stockholders' equity .............................................    22,087,000     27,202,000
                                                                              ------------   ------------
    Total liabilities and stockholders' equity .............................  $ 39,635,000   $ 47,940,000
                                                                              ============   ============

         The accompanying notes are an integral part of these financial statements.

                          TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1997           1998
                                                    -----------    -----------

REVENUES ........................................   $ 3,771,000    $ 33,399,000
COST OF REVENUES ................................     2,525,000      28,334,000
                                                    -----------    ------------
GROSS PROFIT ....................................     1,246,000       5,065,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ....     1,478,000       2,277,000
                                                    -----------    ------------
OPERATING INCOME (LOSS) BEFORE DEPRECIATION
AND AMORTIZATION ................................      (232,000)      2,788,000
DEPRECIATION AND AMORTIZATION ...................       154,000         569,000
                                                    -----------    ------------
OPERATING INCOME (LOSS) .........................      (386,000)      2,219,000

OTHER INCOME (EXPENSE):

  Interest income ...............................         5,000          37,000
  Interest expense ..............................        (8,000)        (93,000)
  Foreign exchange gain (loss) ..................         7,000        (122,000)
  Other, net ....................................        22,000          48,000
                                                    -----------    ------------
        Total other income (expense), net .......        26,000        (130,000)
                                                    -----------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
MINORITY INTERESTS ..............................      (360,000)      2,089,000
INCOME TAX BENEFIT (EXPENSE) ....................        32,000        (963,000)
                                                    -----------    ------------
INCOME (LOSS) BEFORE MINORITY INTERESTS .........      (328,000)      1,126,000
MINORITY INTERESTS IN SUBSIDIARIES ..............         4,000         (12,000)
                                                    -----------    ------------
NET INCOME (LOSS) ...............................   $  (324,000)   $  1,114,000
                                                    ===========    ============
EARNINGS (LOSS) PER SHARE:
  Basic .........................................   $     (0.08)   $       0.25
  Diluted (1) ...................................           n/a    $       0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic .........................................     3,935,969       4,371,464
  Diluted(1) ....................................           n/a       7,779,177

(1) Inclusion of additional shares under a diluted analysis for the three months ended March 31, 1997 is inappropriate due to the anti-dilutive effect

         The accompanying notes are an integral part of these financial statements.

                                   TELSCAPE INTERNATIONAL, INC.
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended March 31,
                                                          -------------------------
                                                              1997          1998
                                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................  $  (324,000)  $ 1,114,000
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Provision for doubtful accounts ......................       22,000        15,000
  Depreciation and amortization ........................      154,000       569,000
  Deferred income tax (benefit) expense ................      (88,000)      355,000
  Imputed interest on non-interest bearing notes payable         --          71,000
  Minority interest in subsidiaries' income (loss) .....       (4,000)       12,000
  Changes in assets and liabilities:
    Accounts receivable ................................      (98,000)      (44,000)
    Inventories ........................................      459,000     1,207,000
    Prepaid and other assets ...........................     (248,000)   (1,267,000)
    Accounts payable ...................................    1,265,000     1,880,000
    Deferred revenue ...................................         --      (1,997,000)
    Accrued liabilities ................................      (90,000)   (1,289,000)
                                                          -----------   -----------
Net cash provided by operating activities ..............    1,048,000       626,000
                                                          -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment ..................     (394,000)   (3,642,000)
  Acquisition of MSN, net of cash acquired .............         --      (2,325,000)
                                                          -----------   -----------
Net cash used in investing activities ..................     (394,000)   (5,967,000)
                                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on capital lease obligations ................      (18,000)      (26,000)
  Payments on notes payable ............................         --        (300,000)
  Purchase of treasury shares ..........................         --         (78,000)
  Borrowings on line of credit .........................         --         694,000
  Proceeds from warrants and options exercised .........         --       3,199,000
                                                          -----------   -----------
Net cash provided by (used in) financing activities ....      (18,000)    3,489,000
                                                          -----------   -----------

Net increase (decrease) in cash and cash equivalents ...      636,000    (1,852,000)
                                                          -----------   -----------
Cash and cash equivalents at beginning of period .......      495,000     4,734,000
                                                          -----------   -----------
Cash and cash equivalents at end of period .............  $ 1,131,000   $ 2,882,000
                                                          ===========   ===========

         The accompanying notes are an integral part of these financial statements.

                                   TELSCAPE INTERNATIONAL, INC.
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended March 31,
                                                                  -----------------------
                                                                     1997          1998
                                                                  ---------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid ................................................  $  7,762       $ 10,000

  Income taxes paid: ...........................................  $   --         $339,000
NON-CASH TRANSACTIONS:

Property and equipment acquired by execution of
capital lease obligation .......................................   328,985           --

Issuance of common stock and promissory notes in connection with acquisition of MSN:

      Promissory Notes .........................................                 $672,000
      Common Stock .............................................                 $880,000


         The accompanying notes are an integral part of these financial statements.

                          TELSCAPE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements include the accounts of Telscape International, Inc. and its subsidiaries (collectively, the "Company"). The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 1997 and March 31, 1998 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NEW ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF A BUSINESS ENTERPRISE," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

        SFAS 130 and 131 are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The Company does not believe this statement will have a material impact on its financial statements.

NOTE 2 - MSN ACQUISITION

        Effective January 1, 1998, the Company acquired all of the outstanding common stock of MSN. MSN, through its TELEFIESTA brand, markets prepaid telephone calling cards across the United States primarily to the Hispanic community. Under the terms of the transaction, the Company paid the following to the shareholders of MSN: i) the sum of $3,250,000 in cash, ii) $750,000 in non-interest bearing promissory notes payable in eight equal quarterly installments, and iii) 100,000 shares of the Company's common stock. In addition, the two selling shareholders were each granted 50,000 options to purchase the Company's common stock at $11.00 per share. The acquisition was accounted for under the purchase method of accounting. The financial position and results of operations of MSN are included in the Company's financial statements from the effective date of the acquisition.

        The consideration paid for MSN measured at the acquisition date was $4,852,000 and consisted of cash of $3,250,000, non-interest bearing promissory notes with a discounted value of $672,000, common stock valued at $880,000 and transaction costs of $50,000. The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of acquisition and resulted in $6,063,000 of goodwill, which is being amortized over 15 years. The balances included in the Unaudited Condensed Consolidated Balance Sheet related to the MSN acquisition are based on preliminary information and are subject to change when additional information concerning final asset and liability valuations are obtained. Management does not expect that such adjustments will be material.

NOTE 3 - EARNINGS (LOSS) PER SHARE

        In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share. SFAS 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully-diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Following is a summary of the calculations:

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                          ------------------------
                                                                              1997         1998
                                                                          -----------   ----------
   BASIC
     Net income (loss) as reported .....................................  $  (324,000)  $1,114,000
     Weighted average common shares outstanding ........................    3,935,969    4,371,464
     Basic earnings (loss) per share ...................................  $     (0.08)  $     0.25

   DILUTED
     Net income (loss) as reported .....................................  $  (324,000)  $1,114,000
     Interest expense on convertible debt ..............................         --         21,000
     Net income (loss) applicable to common stockholders ...............  $  (324,000)  $1,135,000
     Weighted average common shares outstanding ........................    3,935,969    4,371,464
     Weighted average diluted potential common shares outstanding ......       73,304    3,407,713
     Weight average common and dilutive potential common shares
      outstanding ......................................................    4,009,273    7,779,177
     Diluted earnings (loss) per share .................................  $     (0.08)  $     0.15

        Diluted EPS for the three months ended March 31, 1997 was not disclosed on the Unaudited Condensed Consolidated Statement of Operations as the effect is anti-dilutive. Certain performance based warrants issued in connection with the Company's acquisitions vest upon the achievement of certain operating performance measures. In accordance with SFAS 128, these contingently issuable shares are included in the calculation of diluted EPS when all the necessary conditions were met. If all the necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares that would have been issued if the reporting period was the end of the contingency period are included in the calculation as if those shares were issued at the beginning of that period. For year-to-date calculations, contingent shares are weighted for the interim periods in which they are included in the computation of diluted EPS. At March 31, 1997 and March 31, 1998, there were 2,695,000 and 500,000 performance based warrants, respectively, which had not vested which were not included in the calculation of diluted EPS. Additionally, 556,164 and 17,000 options and warrants outstanding at March 31, 1997 and 1998, respectively, were not included in the calculation of diluted EPS as their exercise prices were greater than the average market price of the Company's common stock during the period and inclusion of these securities in the calculation would result in an anti-dilutive effect.

NOTE 4 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

        The Company's notes payable and capital lease obligations consist of the following:

                                               -------------------------------
                                                   December 31,      March 31,
                                                      1997             1998
                                               ---------------    ------------

Non-interest bearing promissory notes, imputed interest
at 10%, unamortized discount of $348,297 and $308,339,
respectively, issued in connection with Integracion
acquisition, maturing at various dates through
January 1, 2001                                    $1,853,000      $1,592,000

Non-interest bearing promissory note, imputed interest
at 10%, unamortized discount of $140,851 and $119,723,
respectively, issued in connection with Integracion
acquisition, convertible into 333,000 shares of
common stock, and maturing on September 1, 1999       839,000         860,000

Promissory note issued to repurchase common stock,
payable in six semi-annual installments through
May 20, 2000, and bearing interest at 6%              250,000         250,000

Capital lease obligation payable in monthly
installments of $11,244 including principal and
interest maturing February 28, 2000                   243,000         217,000

Non-interest bearing promissory note, imputed
interest at 10%, unamortized discount of $77,800,
issued in connection with MSN acquisition, payable
in eight equal quarterly installments beginning
April 23, 1998                                            ---           682,000

Revolving credit facility maturing September 30,
1998 bearing interest at prime plus 1%, secured
by accounts receivable                                    ---           694,000

                                                 ---------------    ------------
Total notes payable and capital leases              3,185,000         4,296,000

Current portion                                       508,000         1,747,000
                                                 ---------------    ------------

Long term portion                                $  2,677,000       $ 2,548,000
                                                 ===============    ============

        The annual maturity of the debt indicated above for the five years following December 31, 1997 are $508,000 in 1998, $1,429,000 in 1999, $565,000
in 2000 and $682,000 in 2001.

        On March 12, 1998, the Company entered into a revolving credit facility with a commercial bank, which provides for borrowings up to $1,250,000 subject to adequate levels of eligible receivables. Borrowings are secured by the accounts receivable of the Company's Telscape USA and MSN subsidiaries. This facility provides that borrowings will bear interest at floating rates of prime plus one percent (1%). The Company has also negotiated terms with several of its equipment vendors which call for extended payment terms and increased credit lines (including $2,000,000 lines of credit with sixty day and ninety day payment terms, respectively, obtained from two of its equipment vendors).

        On May 1, 1998, the Company issued $3,000,000 in 8% Convertible Subordinated Debentures (the "Convertible Debentures") maturing three years from closing. The Company has the option to issue up to another $2,000,000 in Convertible Debentures on similar terms for a period of one year, subject to the Company meeting certain requirements. The Convertible Debentures are convertible by the holder into shares of the Company's common stock at a price equal to $26 per share for the first six months following closing, and thereafter, at the lesser of (i) $26 per share or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Company's common stock for the 20 trading days preceding the conversion date. However, should the common stock trade below $15.00 for three consecutive trading days, the Company may elect to redeem all or part of such Convertible Debenture at one hundred and seven percent of face value plus accrued interest. In the event that the Company's common stock closes above $30 per share, adjusted without limitation, for any stock splits or combinations, the Company's obligation to make interest payments on the Convertible Debenture is terminated. In connection with the initial $3,000,000 of Convertible Debentures, the holders also received warrants to purchase an aggregate of 8,952 shares of the Company's common stock at an exercise price of $16.76 per share. The warrants have a term of three years. If the Company exercises its option to issue additional Convertible Debentures, additional warrants would be issued based on a predefined formula. In addition, the Company is required to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issuable upon the conversion of the Convertible Debentures or the exercise of the warrants.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

ESCROW AGREEMENT

    Pursuant to the Texas Securities Act of 1957, the Texas State Securities Commissioner has the discretion to require that an issuer offering and selling securities to the residents of Texas in a public offering deposit certain outstanding securities in escrow. In that regard, certain former officers and directors of the Company, as well as two other individuals (collectively, the

"Shareholders"), are parties to a Stock Escrow Agreement (the "Escrow Agreement") dated August 8, 1994. The Escrow Agreement was required by the Texas State Securities Commissioner as a condition to the registration of securities in Texas in connection with the Company's IPO. The Escrow Agreement provides that a total of 415,503 shares of Common Stock ("Shares") and 55,779 shares of Common Stock issuable upon the exercise of options ("Options") be held in escrow for a period of not less than two years and not more than ten years. The terms of the Escrow Agreement provide further that Shares and Options held in escrow may be released provided certain performance requirements of the Company ("Performance Requirements") are met. For instance, if the Company's common stock trades at a price per share of at least $11.81 for at least ninety (90) consecutive trading days then the Shares and Options are automatically released from escrow.

        During the first quarter of 1998, the Company and the Shareholders entered into a series of agreements, which will result in the early termination of the Escrow Agreement in the second quarter of 1998, the repurchase by the Company of certain of the Shares at a significant discount to market and the resolution of a disagreement with certain of the Shareholders concerning the validity of the Options. The agreements called for the Shareholders to sell a total of 101,417 Shares to the Company for $985,580 or $9.72 per share to be paid 25% upon closing and 75% by July 6, 1998. As of the filing of this Form 10-Q, each of the agreements have been closed. In addition, the Shareholders agreed to sign a lock-up agreement ("Lock-Up"), ending on July 6, 1998, for any Shares which were not sold to the Company; provided, however, that should any of the Performance Requirements be met during the Lock-Up, the Lock-Up will terminate automatically. Finally, certain of the Shareholders agreed to the termination of approximately 40,000 of the Options, which had an exercise price of $0.80 per share. On May 1, 1998, the Company agreed to reduce the number of shares required to be sold to the Company, resulting in a reduction in the total number of shares being repurchased to 86,417 Shares for total consideration of $873,000, or $10.10 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements in this Quarterly Report on Form 10-Q made herein that are not historical are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements are based on numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Investors are cautioned that all forward-looking statements are not guarantees of future performance and that actual results could vary materially from those in the forward-looking statements. Investors are also cautioned that forward-looking statements involve risks and uncertainties including, without limitation, risks related to the effectiveness of management's strategies and decisions, market acceptance of and demand for the Company's products and services by customers, continued relationships with and pricing dependence on third party suppliers, economic conditions, results of financing efforts and regulatory approvals and developments. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Statements with respect to acquisitions and continued trends are forward-looking and involve risks and uncertainties. Furthermore, the Company has significant operations in Mexico, subjecting the Company to certain political and commercial risk. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                     OUTLOOK

        The quarter ended March 31, 1998 further demonstrated the Company's strategy to position itself as a fully-integrated telecommunications provider and to provide its customers with a complete telecommunications solution. Operating results from the Company's two existing business lines, systems integration and international long distance, were in line with management expectations.

        In January 1998, the Company acquired MSN, a leading provider of prepaid telephone calling cards to US-based Hispanic consumers via the TELEFIESTA brand name. The acquisition enhances the profile of the Company's long distance business by establishing a retail platform for its international long distance services and the ability to market additional products and services to Hispanic customers. Early results from this acquisition are encouraging, as revenues exceeded expectations and operating results were immediately accretive.

        In March 1998, the Company acquired a license from the government of El Salvador to provide inbound and outbound international long distance as well as certain other telecommunications services. This license marks the first time the Company will offer international long distance services for calls originating in Latin America. The Company plans to leverage the TELEFIESTA brand recognition in El Salvador and other Latin American countries as regulations and licenses permit.

        REVENUES. During 1997, the Company derived its revenues principally from the provision of systems integration and value-added services in Mexico and from the sale of U.S. outbound international long distance services to Latin America. During 1997, the Company's revenues were derived approximately equally from its then two core businesses: systems integration and wholesale long distance services. In the first quarter of 1998, with the growth in prepaid card revenues generated by recently acquired MSN, the Company's revenue mix changed.

        The Company provides systems integration services to private and public sector customers in Mexico. Revenues are derived from the sale of equipment and value-added services. Revenues from this business have grown significantly through both internal growth and strategic acquisitions in 1996 and 1997.

        The Company provides international long distance services to wholesale customers. Revenues are derived from the number of minutes of use (or fraction thereof) billed by the Company and are recorded upon completion of calls. For the year ended December 31, 1997, one wholesale customer accounted for approximately 28% of the Company's overall revenues. For the three months ended March 31, 1998, that same customer accounted for approximately 12% of the Company's overall revenues.

        The Company also provides domestic and international long distance services through the sale of prepaid phone cards. In cases where the Company arranges for or provides the telecommunications services related to the prepaid phone cards, the Company recognizes revenue at the time of customer usage. The Company recognizes deferred revenue as its prepaid phone cards are shipped. In addition, the Company has entered into arrangements with a third party whereby this party provides the long distance telecommunications services for the cards the Company sells at a fixed cost to the Company. The Company recognizes revenues from the sale of cards under these agreements at time of shipment.

        GROSS PROFIT. The Company has enjoyed strong gross profits from its international long distance and systems integration services to date; however, as these markets become more competitive, the Company may experience a decline in gross profit percentage. The effects of this potential decline are expected to be mitigated by the Company's strategy of focusing on deregulating markets, particularly in Latin America, and on providing value-added services, where it can enjoy higher gross profits. Gross profits from the Company's newly-acquired prepaid phone card business are significantly lower than those of the wholesale international long distance and systems integration businesses. As such, overall gross profit as a percentage of revenues has declined in the first quarter of 1998 and may continue to decline to the extent that prepaid card revenues increase as a percentage of overall revenues.

        OPERATING INCOME. As the Company continues to expand its core businesses, growth in revenues is expected to outpace decreases in overall gross margins. Additionally, operating expenses are expected to grow at a lesser rate than that of revenues. These factors should result in increased operating income to the Company in the future.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

        REVENUES increased from $3,771,000 in 1997 to $33,399,000 in 1998. This increase of $29,628,000, or 786%, was due principally to the acquisition of MSN completed in the first quarter of 1998, increased revenues of wholesale international long distance and, to a lesser extent, the acquisitions of Integracion de Redes ("Integracion") and N.S.I completed in the third and fourth quarters of 1997. In addition, revenues from Vextro for the three months ended March 31, 1998 doubled those for the three months ended March 31, 1997.

        COST OF REVENUES increased from $2,525,000 in 1997 to $28,334,000 in 1998, or $25,809,000. The 1022% increase in cost of revenues was due principally to the incremental cost of revenues associated with the acquisition of MSN, the increase in the sale of international long distance services and, to a lesser extent, the incremental cost of revenues attributable to the acquisitions of Integracion and N.S.I. In addition, cost of revenues increased due to the higher sales generated at Vextro. The cost of revenues as a percentage of revenues increased from 67.0% to 84.8%, or 17.8%, due principally to the higher cost of revenues as a percentage of revenues associated with the sale of prepaid phone cards.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $1,478,000 in 1997 to $2,277,000 in 1998, or $799,000. The 54% increase in SG&A was due principally to the incremental SG&A related to the operations of the acquisitions of Integracion, N.S.I. and MSN and, to a lesser extent, increased staffing at existing operations of Vextro and the wholesale long distance business to meet the additional resource requirements from the growth of these operations.

        Overall SG&A as a percentage of revenues decreased from 39.2% to 6.8%, or 32.4%. This decrease was due principally to the growth in overall revenues rapidly outpacing the growth in operating expenses and to the lower SG&A as a percentage of revenues required to support the MSN operations.

        DEPRECIATION AND AMORTIZATION increased from $154,000 in 1997 to $569,000 in 1998, or $415,000. This increase is due to an increase in goodwill amortization primarily due the vesting of performance based warrants issued in connection with the Telereunion acquisition, which resulted in additional goodwill being recognized on December 31, 1997; goodwill recognized on the MSN acquisition completed effective January 1, 1998; and goodwill recognized on the Integracion and N.S.I. acquisitions completed during 1997.

        OTHER INCOME (EXPENSE) decreased from $26,000 in 1997 to $(130,000) in 1998, or $156,000. This decrease is due to interest expense in 1998, relating to the amortization of interest expense on non-interest bearing notes issued in connection with the Integracion and MSN acquisitions, as compared to net interest income in 1997, and a foreign exchange loss in 1998 as compared to a foreign exchange gain in 1997.

        INCOME TAX BENEFIT (EXPENSE) changed from an income tax benefit of $32,000 in 1997 to an income tax expense of $(963,000) in 1998. The Company's overall effective tax rate for the three months ended March 31, 1998, at 46%, was 12% over the statutory rate in the U.S. and Mexico primarily due to the non deductible nature of goodwill amortization.

        NET INCOME (LOSS). The Company experienced a net loss of $(324,000) in 1997 as compared to a net income of $1,114,000 in 1998 due to a combination of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $1,048,000 and $626,000 for the three months ended March 31, 1997 and March 31, 1998, respectively. The decrease in net cash provided by operations in 1998 as compared to 1997 was due primarily to an increase of value added tax receivable of approximately $1,000,000 and a decrease in deferred revenues of $1,997,000. In the fourth quarter of 1997, MSN entered into an arrangement with a third party whereby the third party provides the telecommunications services related to the prepaid phone cards sold by MSN at a fixed cost to MSN. Prior to this arrangement, MSN would arrange for the telecommunication services itself and would recognize the revenues associated with these telecommunications services as the cards were utilized. As a result, at December 31, 1997, MSN had recorded $1,997,000 in deferred revenues related to the receipt of monies related to sales of prepaid phone cards in the fourth quarter of 1997. The cards were utilized in the first quarter of 1998, and the costs associated with these services were paid by MSN in the first quarter of 1997. Under the new arrangement with the third party, revenues are recognized at time of shipment and the costs paid to the third party are paid shortly thereafter.

        Net cash used in investing activities was $(394,000) and $(5,967,000) for the three months ended March 31, 1997 and March 31, 1998, respectively. In the first quarter of 1998, the Company expended approximately $3.6 million on purchases of, or deposits on, property and equipment as part of the Company's network expansion strategy. In addition, the Company acquired MSN for $2.3 million, net of cash acquired.

        Net cash provided by (used in) financing activities was $(18,000) and $3,489,000 for the three months ended March 31, 1997 and March 31, 1998, respectively. In December 1997, the Company announced its intention to redeem publicly traded warrants to purchase an aggregate of 525,000 common shares with a 30 day notice requirement. This announcement resulted in 475,535 warrants being exercised prior to the redemption date. The Company realized net proceeds from these exercises of $3,710,000, of which $2,721,000 was received subsequent to year end.

        As of March 31, 1998, the Company had cash and cash equivalents of $2,882,000 and positive working capital of $425,000. In January 1998, the Company completed the acquisition of MSN by issuing to the sellers $3,250,000 in cash, $750,000 in non-interest bearing promissory notes and 100,000 shares of common stock. This acquisition utilized the majority of the funds realized from the warrant exercises.

        In the first quarter of 1998, the Company continued its strategic plans to significantly expand the Company's facilities and capacity related to its long distance services and prepaid phone card business lines. Through May 11, 1998, the Company has expended or placed purchase orders for equipment purchases for a total in excess of $6.0 million relating to these business expansions. Management does not expect that cash generated from operations will be adequate to fund these capital investments.

        On March 12, 1998, the Company entered into a revolving credit facility with a commercial bank which provides for borrowings up to $1,250,000 subject to adequate levels of eligible accounts receivable. Borrowings are secured by the accounts receivable of the Company's Telscape USA and MSN subsidiaries. This facility provides that borrowings will bear interest at floating rates of prime plus 1% and expires in six months. The Company has also negotiated terms with several of its equipment vendors which call for extended payment terms and increased credit lines (including $2,000,000 lines of credit with sixty day and ninety day payment terms, respectively, obtained from two of its equipment vendors).

        On May 1, 1998, the Company issued $3,000,000 in 8% Convertible Subordinated Debentures (the "Convertible Debentures") maturing three years from closing. The Company has the option to issue up to another $2,000,000 in Convertible Debentures on similar terms for a period of one year, subject to the Company meeting certain requirements. The Convertible Debentures are convertible by the holder into shares of the Company's common stock at a price equal to $26 per share for the first six months following closing, and thereafter, at the lesser of (i) $26 per share or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Company's common stock for the 20 trading days preceding the conversion date. However, should the common stock trade below $15.00 for three consecutive trading days, the Company may elect to redeem all or part of such Convertible Debenture at one hundred and seven percent of face value plus accrued interest. In the event that the Company's common stock closes above $30 per share, adjusted without limitation, for any stock splits or combinations, the Company's obligation to make interest payments on the Convertible Debenture is terminated. In connection with the initial $3,000,000 of Convertible Debentures, the holders also received warrants to purchase an aggregate of 8,952 shares of the Company's common stock at an exercise price of $16.76 per share. The warrants have a term of three years. If the Company exercises its option to issue additional Convertible Debentures, additional warrants would be issued based on a predefined formula. In addition, the Company is required to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issuable upon the conversion of the Convertible Debentures or the exercise of the warrants.

        The Company intends to finance its growth and additional capital investments required for its planned facility expansions through cash generated from operations, additional financing through commercial lenders and additional lease financing and the sale of debt and additional equity (or a combination of both). There can be no assurance that the cash generated from operations will be sufficient nor that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. Additional funding through the incurrence of debt or sale of additional equity (or a combination of both) may be required to meet the Company's growth plans, although there can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If necessary funds are not available, the Company's business and results of operations and the future expansion of its business could be materially adversely affected.

ESCROW AGREEMENT

    Pursuant to the Texas Securities Act of 1957, the Texas State Securities Commissioner has the discretion to require that an issuer offering and selling securities to the residents of Texas in a public offering deposit certain outstanding securities in escrow. In that regard, certain former officers and directors of the Company, as well as two other individuals (collectively, the "Shareholders"), are parties to a Stock Escrow Agreement (the "Escrow Agreement") dated August 8, 1994. The Escrow Agreement was required by the Texas State Securities Commissioner as a condition to the registration of securities in Texas in connection with the Company's IPO. The Escrow Agreement provides that a total of 415,503 shares of Common Stock ("Shares") and 55,779 shares of Common Stock issuable upon the exercise of options ("Options") be held in escrow for a period of not less than two years and not more than ten years. The terms of the Escrow Agreement provide further that Shares and Options held in escrow may be released provided certain performance requirements of the Company ("Performance Requirements") are met. For instance, if the Company's common stock trades at a price per share of at least $11.81 for at least ninety (90) consecutive trading days then the Shares and Options are automatically released from escrow.

        During the first quarter of 1998, the Company and the Shareholders entered into a series of agreements, which will result in the early termination of the Escrow Agreement in the second quarter of 1998, the repurchase by the Company of certain of the Shares at a significant discount to market and the resolution of a disagreement with certain of the Shareholders concerning the validity of the Options. The agreements called for the Shareholders to sell a total of 101,417 Shares to the Company for $985,580 or $9.72 per share to be paid 25% upon closing and 75% by July 6, 1998. As of the date of the filing of this Form 10-Q, each of the agreements have been closed. In addition, the Shareholders agreed to sign a lock-up agreement ("Lock-Up"), ending on July 6, 1998 for any Shares which were not sold to the Company; provided, however, that should any of the Performance Requirements be met during the Lock-Up, the Lock-Up will terminate automatically. Finally, certain of the Shareholders agreed to the termination of approximately 40,000 of the Options, which had an exercise price of $0.80 per share. On May 1, 1998, the Company agreed to reduce the number of shares required to be sold to the Company, resulting in a reduction in the total number of shares being repurchased to 86,417 shares for total consideration of $873,000, or $10.10 per share.

RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF A BUSINESS ENTERPRISE," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

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

        The international long distance market, although large and rapidly growing, is also very competitive. The Company competes in this market with companies that have greater experience and substantially greater resources, both financial and otherwise. In addition, the Company faces certain additional risks in competing in this market, including changes in U.S. and foreign government regulations and telecommunications standards, dependence on strategic partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. In addition, the Company could be adversely affected by a reversal in the trend toward deregulation of telecommunication markets. The Company will be increasingly exposed to these risks as the Company expands its presence in this market. The Company's growth in this business is dependent on its ability to expand its capacity through investments in additional facilities or entering into termination arrangements with other carriers. There can be no assurance that the Company will be successful in raising the capital required to fund the additional facilities or to enter into such arrangements with other carriers, in which case the Company's operations, the future growth in this business and the ability to compete effectively against competitors with significantly more resources could be materially adversely affected.

        The prepaid phone card market represents a new market for the Company. While the former owners of MSN are currently officers of the Company and continue to actively manage the prepaid phone card operations, this is a rapidly growing and very competitive market. As with international long distance services, the Company will compete in this market with companies that have greater experience and have substantially greater resources. In addition, the prepaid phone card industry is subject to extensive U.S. federal and state regulation including the imposition of various excise taxes and fees, including the "Universal Service Fund". As with the wholesale international long distance business, the Company's growth in this business is dependent on its ability to expand its capacity through investments in additional facilities or entering in partnering arrangements for outsourcing the telecommunications services related to calls initiated on the prepaid phone cards it serves. There can be no assurance that the Company will be successful in raising the capital required to fund the additional facilities, or in obtaining such partnering arrangements, in which case the Company's operations, the future growth in this business and the ability to compete effectively against competitors with significantly more resources could be materially adversely affected.

        The Company is also pursuing a strategy of growth through selective acquisitions. However, there can be no assurance that any acquisition will be completed, that attractive candidates will be identified in the future, that the Company will be successful in raising the capital to fund such acquistions, or that, if completed, any acquisition will be beneficial to the Company.

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

PART II.       OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits. See Index to Exhibits on page 19.

               (b) Reports on Form 8-K.

        On January 7, 1998, the Company filed a report on Form 8-K, relating to certain outstanding litigation.

        On February 6, 1998, the Company filed a report on Form 8-K reporting that the Company had entered into an agreement to acquire all of the outstanding shares of MSN Communications, Inc.

        On April 7, 1998, the Company filed a report of Form 8-K/A providing financial statements and pro forma financial information required to be filed in connection with the MSN acquisition.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Telscape International, Inc.
                                              (Registrant)

Date: May 15, 1998                             By:______________________________
                                                   E. Scott Crist
                                                   President and Chief Executive
                                                   Officer

Date: May 15, 1998                             By:______________________________
                                                   Todd M. Binet
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Chief Accounting Officer)

                                INDEX OF EXHIBITS

EXHIBIT NO.           DESCRIPTION

   3.1         -      Articles of Incorporation of the Registrant, as amended
                      (filed as Exhibit 3.1 to the Company's Registration
                      Statement No. 33-80542-D and incorporated herein by reference)

   3.2         -      Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

   4.1         -      Form of Certificate evidencing Common Stock (filed as
                      Exhibit 4.1 to Company's Registration Statement No.
                      33-80542-D and incorporated herein by reference)

   4.2         -      Form of Warrant Agreement between American Stock Transfer
                      & Trust Company and the Company (filed as Exhibit 4.2 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

   4.3         -      Form of Warrant Certificate evidencing the Warrants (filed as Exhibit 4.3 to the Company's Registration Statement No.
                      33-80542-D and incorporated herein by reference)

  *4.4 Securities Purchase Agreement between Deere Park Capital Management, LLC and Telscape International, Inc. dated as of May 1, 1998; Registration Rights Agreement dated as of May 1, 1998 between Telscape International, Inc. and Deere Park Capital Management, LLC; Form of Convertible Subordinated Debenture for $3,000,000 dated May 1, 1998; Form of Stock Purchase Warrant to Purchase 8,952 shares of Common Sock of Telscape International, Inc. dated May 1, 1998.

*27.1          -      Financial Data Schedule
-----------------

*Filed herewith
                                       19