Form 10-K/A
period 1997-12-31
TELSCAPE INTERNATIONAL INC
filed 1998-05-21
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------

                                  FORM 10-K/A/2
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

UNITED STATES

    In the United States, to the extent that the Company offers services as a carrier, the provision of the Company's services is subject to the provisions of the Communications Act of 1934 (the "Communications Act"), the Telecommunications Act and the regulations of the FCC thereunder. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, to the extent that the interpretation or enforcement of applicable laws and regulations is uncertain or unclear, the Company's aggressive strategy may result in the Company (i) providing services or using transmission methods that are found to violate the Communications Act or FCC regulations or (ii) failing to obtain approvals or make filings subsequently found to be required under such laws or regulations. If the Company's interpretation of applicable laws and regulations proves incorrect, it could lose, or be unable to obtain, regulatory approvals necessary to provide certain of its services or to use certain of its transmission methods. There can be no assurance that the Company will not be subject to fines, penalties or other sanctions as a result of violations regardless of whether such violations are corrected. There can be no assurance that if interpretation of applicable laws and regulations proves incorrect and/or if the Company is subject to fines, penalties or other sanctions as a result, that these events will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information with respect to the Directors, Executive Officers and certain key employees of the Company (as of April 28, 1998):

NAME                     AGE     POSITION
----                     ---     --------
E. Scott Crist (1)       34      Director; President and Chief Executive Officer

Manuel Landa (1)         37      Chairman of the Board; Director and Executive
                                 Vice-President of Operations; Chief Executive
                                 Officer of Telereunion(3) and President and Chief Executive Officer of Vextro(3)

Oscar Garcia (2)         37      Director; Vice-President of Telereunion(3);
                                 Vice-President of Operations of Vextro(3)

Ricardo Orea             37      Director; Vice-President of Telereunion(3);
                                 Vice-President of Sales and Marketing of Vextro(3)

Todd M. Binet (2)        33      Director; Executive Vice-President, Secretary,
                                 Treasurer and Chief Financial Officer

Stuart Newman            43      President of MSN Communications, Inc.(3)

Bryan T. Emerson         37      Vice President of Business Development and
                                 International Marketing

Melissa Dalton           26      Director of Operations - U.S.

Kori Moore               27      Director of Carrier Sales

Jesse Morris             30      Corporate Controller

Darrel O. Kirkland(1)(2) 57      Director

Enrique Orihuela         51      Director
-----------------

(1)  Member of the Compensation Committee of the Board of Directors.

(2)  Member of the Audit Committee of the Board of Directors.

(3)  Subsidiaries of the Company.

   E. SCOTT CRIST has served as President and Chief Executive Officer of the Company since August 1996 and has been a member of the Board of Directors since November 14, 1996. Prior to joining Telscape, Mr. Crist was a founder of Orion Communications, Inc., a reseller of long distance and internet access services and was President and Chief Executive Officer for Matrix Telecom, a long-distance company which ranked #7 on THE INC. MAGAZINE list of 500 fastest growing private companies in 1995. He also founded DNS Communications in January 1993, a reseller of long distance, and served as its Chief Executive Officer from inception until DNS's merger with Matrix Telecom. Mr. Crist was also formerly Vice President of Acquisitions for Trammel Crow Group with specific focus on U.S. capital market transactions. Prior to joining Trammel Crow, Mr. Crist worked in acquisitions for AMLI Corporation of Chicago, an investment company and was responsible for sourcing and underwriting income-producing assets on behalf of the firm's institutional clients. Prior to that, he worked in New York as a strategy consultant for KSM, Inc., where he was responsible for investigating competitive business situations for Fortune 200 technology companies. In addition, he was a design engineer for IBM corporation in Research Triangle, North Carolina. Mr. Crist has an MBA from the J.L. Kellogg School at Northwestern University, and received a B.S. magna cum laude in Electrical Engineering with emphasis on telecommunications design from North Carolina State University.

  MANUEL LANDA is Chairman of the Board of Directors of Telscape and has been a member of the Board of Directors since May 1996. Mr. Landa is a co-founder of Telereunion and has been President and Chief Executive Officer of Vextro since 1989, and has also been Chief Executive Officer and a Director of Telereunion since August 1995. From 1986 until he joined Telereunion, Mr. Landa served as Export Sales Manager for Condumex, the largest Mexican manufacturer of electrical products with exports to the USA, Canada, Latin America and Europe. Also within Condumex Mr. Landa was in charge of the Insulating Materials Division as Plant Manager. Prior to that Mr. Landa worked for Philips, a Dutch company in the consumer and industrial electronics business, serving as Design Engineer for its Industrial Audio-Video Division. Also, Mr. Landa worked for IPESA, a Mexican construction and engineering firm, with projects in the petrochemical, industrial and touristic sectors of Mexico. Mr. Landa received an undergraduate degree in Electronic and Communications Engineering from La Salle University in Mexico City, and has a diploma in Total Quality management from the Instituto Tecnologico de Estudios Superiores Monterrey.

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

   TODD M. BINET has been Executive Vice President and Chief Financial Officer since January 1997 and a member of the Board of Directors since March 1997. Mr. Binet has over 10 years of business and management experience. From January 1, 1996 to December 1997 he was an officer and director of St. James Capital Corp., which served as the general partner to St. James Capital Partners, a merchant banking fund. From June 1992 to December 1995, he was Treasurer and Corporate Counsel for Alamo Group Inc., an international company listed on the New York Stock Exchange. Mr. Binet received a B.B.A. in finance from Southern Methodist University and graduated Cum Laude. In May 1992, he received a M.B.A. from the Wharton School of Business and a J.D. from the University of Pennsylvania law school. Mr. Binet also holds a license to practice law with the State of Texas, although such license is currently inactive.

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

   MELISSA DALTON has been Director of Operations - U.S. for the Company since January 1997. Previously Ms. Dalton was Project Manager for Matrix Telecom, a long-distance reseller, from September 1995 through January 1997. Prior to that she worked for DNS Communications, a long-distance company, as Operations Manager from June 1994 through September 1995. Ms. Dalton is a member of the national honor society Phi Beta Kappa. Ms. Dalton received a B.A. from the University of Texas at Austin and graduated Magna Cum Laude in May 1994.

   KORI MOORE has been Director of Carrier Sales since January 1998 when she joined the Company. Prior to joining the Company, from January 1997, Ms. Moore served as Carrier Sales Manager for Primus Telecommunications, a multi-national telecommunications company focused on international long distance service, where she was responsible for negotiating and maintaining international wholesale carrier accounts. Before her employment with Primus, Ms. Moore was employed by EqualNet Corporation as Senior Account Executive and later as Regional Carrier Sales Manager for its Unified Network Services subsidiary. Prior to her employment with EqualNet, Ms. Moore was a buyer for the May Company. Ms. Moore received her B.B.A. in Marketing from the University of Texas.

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

   ENRIQUE ORIHUELA has been a member of the Board of Directors of the Company since March 1998. Mr. Orihuela is a founder and a owner of the Andean Satellite System (ANDESAT). Since 1997 he has served as a member of the Board of Directors of ANDESAT. ANDESAT is a multinational corporation constituted by members of the five Andean countries: Venezuela, Colombia, Ecuador, Peru and Bolivia. Mr. Orihuela has been responsible for the negotiations with Satmex, the Mexican satellite operator, for the space in C Band to be used by ANDESAT until its satellite launch planned for the year 2000. He has also conducted the negotiations with Nahuelsat, the Argentinean satellite operator, for the space in Ku Band to be used by Andesat for the same purpose. In 1991, Mr. Orihuela founded Vector Communication Network Corp., a Florida-based satellite services provider and has served as its President since that time. Mr. Orihuela also founded Vector Comnet S.A. de C.V. and Industrias Electro Electronicas S.A., both Peruvian telecommunication corporations, in 1992 and 1979, respectively, and has served as the President of both companies since their respective founding. During the last 19 years, Mr. Orihuela has worked in the telecommunications industry, including system design and integration. Mr. Orihuela has also been significantly involved in the Peruvian-American Chamber of Commerce, a non-profit organization in which he is a life-time Governor. Mr. Orihuela studied at the University La Molina, specializing in Soil and Water Engineering Resources. He then went on to graduate level studies in the field of computers and communications. Vector Communication Network Corp. provides satellite communications services to the Company (See Certain Relationships and Related Information).

   Each officer of the Company holds office until such officer's successor is chosen and qualified in such officer's stead or until such officer's death or until such officer's resignation or removal from office. Certain officers have employment contracts with the Company. (See Employment Agreements).

   Each of the directors, except Mr. Orihuela, were elected at the Company's Annual Meeting held on June 23, 1997 and currently hold office until the next annual meeting of the Company's stockholders on June 23, 1998 or until their successors are elected and qualified. Pursuant to the Company's By-Laws, Mr. Orihuela was elected on March 23, 1998 to the Company's Board of Directors by the Board of Directors to fill a vacancy. Mr. Orihuela will hold office until the next annual meeting of the Company's stockholders or until his successor is elected and qualified.


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

   Based solely on its review of the copies of Forms 3 and 4, as furnished to the Company, pursuant to the Exchange Act during its most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, it is the Company's belief that any such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 1997 with the exception that Mr. Binet gifted 10,000 Series A Common Stock Warrants to his minor child and did not file the necessary Form 5 on a timely basis. This Form 5 was subsequently filed on May 20, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   During the fiscal year ended December 31, 1997, Scott Crist and Manuel Landa, each executive officers of the Company, served as members of the Company's Board of Directors Compensation Committee. The Compensation Committee establishes compensation and incentives for the Company's executive officers and administers the Company's incentive compensation and benefit plans, including Mr. Crist's and Mr. Landa's compensation. The third Compensation Committee member was Darrell Kirkland, a non-employee director.

                             EXECUTIVE COMPENSATION

                        REPORT ON EXECUTIVE COMPENSATION

   Prior to March 1997, the compensation of the executive officers was administered and determined directly by the Board of Directors. In March 1997, the Company established a Compensation Committee of the Board which is comprised of Mr. Kirkland, a non-employee director, and Mr. Crist and Mr. Landa, two employee directors, and it is responsible for administering the Company's executive compensation programs and policies. The Company's executive compensation programs are designed to attract, motivate and retain the executive talent needed to optimize stockholder value in a competitive environment. The programs are intended to support the goal of increasing stockholder value while facilitating the business strategies and long-range plans of the Company.

      The following is the Board of Directors' report addressing the compensation of the Company's executive officers for fiscal 1997.

                       COMPENSATION POLICY AND PHILOSOPHY

   The Company's executive compensation policy is designed to establish an appropriate relationship between executive pay and the Company's annual performance, its long term growth objectives and its ability to attract and retain qualified executive officers. The Company's policy is based on the belief that the interests of the executives should be closely aligned with the Company's stockholders. The Board attempts to achieve these goals by integrating annual base salaries with (i) annual incentive bonuses based on corporate performance, based on the achievement of specified performance objectives set forth in the Company's financial plan for such fiscal year, and based on individual performance, and (ii) stock options through the Company's stock option plans. The Board's philosophy is to review salaries paid to executive officers with comparable responsibilities in comparable businesses and offer salaries to its executives which are in the lower range of those offered by such comparable businesses. In addition, the components of each executive officer's compensation is weighted to the bonus and option components. This results in a meaningful portion of each executive's compensation being placed at-risk and linked to the accomplishment of specific results that are expected to lead to the creation of value for the Company's stockholders from both the short-term performance and long term success of the Company. The Board considers all elements of compensation and the compensation policy when determining individual components of pay.

   The Board believes that leadership and motivation of the Company's employees are critical to achieving the objectives of Company. The Board is responsible for ensuring that its executive officers are compensated in a way that furthers the Company's business strategies and which aligns their interests with those of the stockholders. To support this philosophy, the following principles provide a framework for executive compensation: (i) offer compensation opportunities that attract the best talent to the Company; (ii) motivate individuals to perform at their highest levels; (iii) reward outstanding achievement; (iv) retain those with leadership abilities and skills necessary for building long-term stockholder value; (v) maintain a significant portion of executives' total compensation at risk, tied to both the annual and long-term financial performance of the Company and the creation of incremental stockholder value; and (iv) encourage executives to manage from the perspective of owners with an equity stake in the Company.

                        EXECUTIVE COMPENSATION COMPONENTS

   As discussed below, the Company's executive compensation package is primarily comprised of three components: base salary, annual incentive bonuses and stock options.

   Base Salary. For fiscal 1997, the Board approved the base salaries of the Named Executive Officers (as defined below) based on (i) salaries paid to executive officers with comparable responsibilities employed by companies with comparable businesses, (ii) performance and accomplishment of the Company in fiscal 1997 which is the most important factor, and (iii) individual performance reviews for fiscal 1997 for most executive officers. The Board's philosophy is to review salaries paid to executive officers with comparable responsibilities in comparable businesses and offer salaries to its executives which are in the lower range of those offered by such comparable businesses. In addition, the components of each executive officer's compensation is weighted to the bonus and option components. This results in a meaningful portion of each executive's compensation being placed at-risk and linked to the accomplishment of specific results that are expected to lead to the creation of value for the Company's stockholders from both the short-term performance and the long term success of the Company. The Board reviews executiv ing placed at-risk and linked to the accomplishment of specific results that are expected to lead to the creation of value for the company. officer salaries annually and exercises its judgement based on all the factors described above in making its decision, subject to the terms of such officer's employment agreement. No specific formula is applied to determine the weight of each criteria.

   Annual Incentive Bonuses. Annual incentive bonuses for the Named Executive Officers are based upon the following criteria: (i) the Company's financial performance for the current fiscal year, (ii) the furthering of the Company's strategic position in the marketplace, and (iii) individual merit. The Company paid incentive bonuses to the Named Executive Officers as depicted in the Summary Compensation Table.

   Long Term Incentive Compensation. Stock options encourage and reward effective management which results in long-term corporate financial success, as measured by stock price appreciation. The Board believes that option grants afford a desirable long-term compensation method because they closely ally the interests of management with stockholder value and that grants of stock options are the best way to motivate executive officers to improve long-term stock market performance. The vesting provisions of options granted under the Company's stock option plans are designed to encourage longevity of employment with the Company and generally extend over a three year period.


                   COMPENSATION OF CHIEF EXECUTIVE OFFICER

   The Board believes that E. Scott Crist, the Company's Chief Executive Officer, provides valuable services to the Company and that his compensation should therefore be competitive with that paid to executives at comparable companies. In addition, the Board believes that an important component of his compensation should be based on Company performance. Mr. Crist's annual base salary for fiscal 1997 was $95,000. The factors which the Board considered in setting his annual base salary were his individual performance and pay practices of peer companies relating to executives of similar responsibility. Additionally, Mr. Crist received an annual incentive bonus of $75,000 which was determined by the Board after considering the Company's performance in fiscal year 1997 in relation to the Company's financial plans for 1997 as well as Mr. Crist's individual performance.

                      INTERNAL REVENUE CODE SECTION 162(M)

   Under Section 162(m) of the Internal Revenue Code (the "Code"), the amount of compensation paid to certain executives that is deductible with respect to the Company's corporate taxes is limited to $1,000,000 annually, if certain requirements of section 162(m) are not met. It is the current policy of the Board to maximize, to the extent reasonably possible, the Company's ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its stockholders.


                                               The Compensation Committee
                                               Darrel O. Kirkland
                                               E. Scott Crist
                                               Manuel Landa

                           SUMMARY COMPENSATION TABLE

      The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (together, the "Named Executive Officers") who served as such during the 1997 fiscal year.

                                                                                              Long-Term Compensation
                                                                            --------------------------------------------------------
                                           Annual Compensation (1)                      Awards                      Payouts
                          ------------------------------------------------  ---------------------------   --------------------------

                                                                                             SECURITIES
                                                                OTHER                        UNDERLYING                   ALL
    NAME AND                                                   ANNUAL         RESTRICTED      OPTIONS/       LTIP        OTHER
    PRINCIPAL                                    BONUS         COMPEN           STOCK           SARS        PAYOUTS      COMPEN
  POSITION (2)            YEAR    SALARY($)     ($)(3)         SATION($)      AWARDS($)(4)       (#)          (#)        SATION($)
--------------------   -------   ----------    ---------     -------------   -------------   ----------   -----------  -------------
Scott Crist; .......      1997   $ 87,308      $  75,000          --              --              --            --
President ..........      1996   $ 14,423         --              --              --           350,000          --           --
and Chief
Executive
Officer

Manuel Landa;.......      1997   $ 80,000      $  75,000          --              --              --            --
Chairman, EVP ......      1996   $ 33,000         --              --              --            75,000          --           --
of Operations,
and CEO of
Telereunion
and Vextro

Oscar Garcia; ......      1997   $ 80,000      $  50,000          --              --               --           --           --
V.P. of ............      1996   $ 33,000         --              --              --            75,000          --           --
Telereunion,
V.P. Operations
of Vextro

Ricardo Orea; ......      1997   $ 80,000      $  50,000          --              --               --            --           --
V.P. of ............      1996   $ 33,000         --              --              --             75,000          --           --
Telereunion,
V.P. of
Marketing
of Vextro

Todd M.Binet; ......      1997   $ 74,346      $  50,000          --              --            250,000          --           --
EVP, Secretary, ....      1996       --          --               --              --               --            --           --
Treasurer and
CFO

(1) Each of the Company's officers received perquisites and other personal benefits in addition to salary and bonuses. The aggregate amount of such perquisites and other personal benefits, however, does not exceed the lesser of $50,000 or 10 percent of the total of the annual salary and bonus reported for any of the Named Executive Officers for each of the reported years.
   (2)The following summarizes each executive's employment commencement dates:
Mr. Crist, August, 1996; Mr. Landa, May, 1996; Mr. Garcia, May, 1996; Mr. Orea, May, 1996; Mr. Binet, January, 1997. Compensation information is provided for each Named Executive Officer from such officer's employment commencement date.

   (3)Represents annual bonus award earned for the fiscal year noted, even though such bonus was paid in the following fiscal year.
   (4)The number and value of aggregate restricted stock holdings for Messrs. Crist, Landa, Garcia, Orea and Binet of the end of the last fiscal year, based on the closing price of the Common Stock on NASDAQ on December 31, 1997 were 566,000; 360,000; 360,000; 360,000 and 162,375 shares, respectively with a value of $4,457,250; $2,835,000; $2,835,000; $2,835,000; and $1,278,703, respectively
(without giving effect to the consideration paid by the Named Executive
Officers).

      The following table sets forth certain information with respect to options granted during the last fiscal year to the Named Executive Officers.

                 OPTION/SAR GRANTS IN LAST FISCAL YEAR (1997)
                 --------------------------------------------
                            % of Total
               Number of   Options/SARs                              Fair
               Securities   Granted to                               Market
               Underlying   Employees                                Value at
              Options/SARs  in FISCAL     Exercise     EXPIRATION    Date of
    NAME      GRANTED (#)      YEAR     PRICE ($/SH)     DATE        GRANT (1)
    ----      -----------      ----     ------------     ----      ---------
Scott Crist......    --         --         --             --           --
Manuel Landa.....    --         --         --             --           --
Oscar Garcia.....    --         --         --             --           --
Ricardo Orea.....    --         --         --             --           --
Todd             83,333        15%        $3.25     January 13, 2007  $ 89,264
Binet........   166,667        30%        $4.00     January 13, 2007  $219,730

   (1)The calculation of fair market value was performed utilizing the Black-Scholes model utilizing the following assumptions: expected volatility of 75%, risk-free rate of return of 5.6%, dividend yield of 0%, and expected life of 10 years.

   AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
                                OPTION/SAR VALUES

      The following table sets forth certain information with respect to options exercised during fiscal 1997 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of fiscal 1997.

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                             SHARES                         UNDERLYING                     IN-THE-MONEY
                            ACQUIRED                   UNEXERCISED AT FISCAL          OPTION/SARS AT FISCAL
                               ON                            YEAR END (#)                YEAR END ($)(1)
                            EXERCISE    Value       ------------------------------ --------------------------
    NAME                      (#)      REALIZED     EXERCISABLE     UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
    ----                      ---      --------     -----------   ---------------- ------------  ---------------
Scott Crist ........          --          --          116,667          233,333       $393,750      $  787,500
Manuel Landa .......          --          --          100,000             --         $300,000            --
Oscar Garcia .......          --          --          100,000             --         $300,000            --
Ricardo Orea .......          --          --          100,000             --         $300,000            --
Todd Binet .........          --          --             --            250,000           --        $1,031,250

      (1) The calculations of the value of unexercised options are based on the difference between the closing price of $7.875 per share on NASDAQ of the Common Stock on December 31, 1997, and the exercise price of each option, multiplied by the number of shares covered by the option.

                            COMPENSATION OF DIRECTORS

            Directors are reimbursed for their ordinary and necessary expenses incurred in attending meetings of the Board of Directors or a committee thereof. The Company pays directors who are not also employees of the Company $500 for each meeting of the Board of Directors they attend. Directors of the Company are eligible to participate in the Company's 1996 Stock Option and Appreciation Rights Plan and the Company's 1994 Directors Stock Option Plan.

            Non-employee directors may receive an annual grant of options to purchase 10,000 shares of the Company's Common Stock.

                              EMPLOYMENT AGREEMENTS

            The Company entered into an employment agreement with Mr. E. Scott Crist, effective August 1, 1996, which agreement provides that Mr. Crist will serve as President and Chief Executive Officer. The agreement terminates on the third anniversary thereof unless terminated sooner for cause. The agreement provides that Mr. Crist will be entitled to receive annual compensation of $95,000 and options to purchase 350,000 shares of Common Stock at $4.50 per share, vesting one-third each year commencing August 1, 1997, and automaticlly vest if the Company's Common Stock exceeds $13 per share for 20 consecutive trading days. In addition, Mr. Crist is entitled to a bonus determined by the Board of Directors based on individual and Company performance.

   In connection with the Company's acquisition of Telereunion, Inc., the Company entered into employment agreements with each of Messrs. Landa, Garcia and Orea, effective as of May 14, 1996. The employment agreements provide, among other things, that Mr. Landa will serve as President and CEO of Telereunion and that Messrs. Garcia and Orea will each serve as a vice president of Telereunion. Each employment agreement terminates May 14, 1999, unless earlier terminated by Telereunion for cause. Messrs. Landa, Garcia and Orea are entitled to each receive annual compensation of $80,000 under his respective employment agreement.

   On January 13, 1997, the Company entered into an employment agreement with Mr. Binet. The agreement provides, among other things, that Mr. Binet will serve as Executive Vice President and Chief Financial Officer of the Company. The employment agreement terminates on January 13, 2000, unless terminated earlier for cause. Mr. Binet is entitled to a minimum annual compensation of $70,000 under the employment agreement and a bonus based on Company and personal performance. The minimum annual compensation is adjusted to the extent that Mr. Binet receives a raise in annual salary. As part of the employment agreement, Mr. Binet was granted an option to purchase 250,000 shares of Common Stock, 166,667 at $4.00 and 83,333 at $3.25 which vest over a three year period on a quarterly basis after the first year. In connection with a change in control of the Company that results in Mr. Binet no longer maintaining the position of Executive Vice President and CFO of the surviving company, the option becomes immediately exercisable.

                 STOCKHOLDER RETURN PERFORMANCE PRESENTATION

            Set forth below is a line graph comparing the yearly change in the Company's Common Stock since the Company's initial public offering in August 1994 against the NASDAQ Telecommunications Industry Index and the NASDAQ Stock Market Index.

                 [LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                                  8/94      1994      1995      1996      1997
                                 -------   -------   -------   -------   -------
Telscape International........    100.00     57.69     42.31     48.07    122.10
                                 -------   -------   -------   -------   -------
NASDAQ Telecom ($) ...........    100.00     96.00    125.70    128.52    190.27
                                 -------   -------   -------   -------   -------
NASDAQ US ($) ................    100.00    104.89    148.34    182.46    223.95
                                 -------   -------   -------   -------   -------

(1) The graph assumes that $100 was invested in August 1994 in the Company's Common Stock and in the NASDAQ Stock Market Index and the NASDAQ Telecommunications Index, and that all dividends were invested. No dividends have been declared or paid in the Company's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information, as of April 28, 1998, with respect to the beneficial ownership of Common Stock by each director, each Named Executive Officer included in the Summary Compensation Table, the directors and executive officers as a group and each stockholder known to management to own beneficially more than 5% of the Common Stock. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to such shares.

NAME AND                               NUMBER OF SHARES        PERCENTAGE
ADDRESS                               BENEFICIALLY OWNED    BENEFICIALLY OWNED
--------                              ------------------    ------------------
E. Scott Crist ......................   1,241,200(1)                 16.4%
2700 Post Oak Boulevard, Suite 1000
Houston, Texas 77056

Manuel Landa ........................   1,016,133(2)(3)              13.5%
Moras No. 430
Col. Del Valle, Del Benito Juarez
03100 Mexico, D.F

Ricardo Orea ........................   1,016,133(3)(5)              13.4%
Moras No. 430
Col. Del Valle, Del Benito Juarez
03100 Mexico, D.F

Oscar Garcia ........................   1,011,333(3)(4)              13.5%
Moras No. 430
Col. Del Valle, Del Benito Juarez
03100 Mexico, D.F

Todd M. Binet .......................     338,741(6)                  4.5%
2700 Post Oak Boulevard, Suite 1000
Houston, Texas 77056

Darrel Kirkland .....................      10,000(7)                  ---*
803 Forest View
Austin, TX 78746

Enrique Orihuela ....................        --                       ---*
13000 S.W. 133rd Court
Miami, FL 33186

All directors and executive .........   4,633,539(8)                 61.3%
officers as a group (7 persons)

------------------------------------------------------------------------------
*     Less than 1%

      (1) Includes shares of Common Stock issuable upon exercise of the Series A Common Stock Warrant which have vested and are exercisable with respect to rights to purchase 36,200 shares of Common Stock at $2.19 per share owned by Mr. Crist and as well as rights to purchase 240,000 shares of Common Stock held by Delaware Guaranteed Trust Co. F/B/O Mr. Crist. Excludes shares of Common Stock issuable upon exercise of the Series A Common Stock Warrant representing the right to purchase 9,050 shares of Common Stock at $2.19 per share owned directly by Mr. Crist as well as a Series A Common Stock Warrant representing the right to purchase 60,000 shares of Common Stock at $2.19 per share held by Delaware Guarantee & Trust Co. F/B/O Mr. Crist. The Series A Common Stock Warrant will vest and become exercisable, if at all, with respect to right to purchase the remaining shares of Common Stock, upon the Company's fiscal year earnings before depreciation, amortization, and non-cash charges, as defined, equaling $0.75 per share. Notwithstanding the foregoing, the Series A Common Stock Warrant will vest and become fully exercisable as to any shares not vested if, for any ninety
(90) consecutive trading days, the closing price for a share of Common Stock equals or exceeds $12.00. The Series A Common Stock Warrant lapses on May 16, 2003. Also, included are the shares of Common Stock issuable upon exercise of a Series B Common Stock Warrant representing the right to purchase 49,000 shares of Common Stock at $2.19 per share held by Delaware Garanteed Trust Co. F/B/O Mr.Crist. The Series B Common Stock Warrant is currently exercisable and expires on May 16, 2003. Includes options to purchase 350,000 shares of Common Stock at $4.50 per share which are presently exercisable. Reference is also made to the
Schedule 13D filed with the Securities and Exchange Commission by Mr. Crist on or about February 4, 1997.

      (2) Includes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant which have vested and become exercisable with respect to rights to purchase 197,766 shares of Common Stock at $2.19 per share owned by Mr. Landa, as well as rights to purchase 358,366 shares of Common Stock held by Forest International, L.L.C. ("Forest"). Mr. Landa is the beneficial owner of Forest. Excludes shares of Common stock issuable upon the exercise of the Series A Common Stock Warrant representing the right to purchase 49,441 shares of Common stock owned by Mr. Landa as well as rights to purchase 89,592 shares of Common stock held by Forest. The Series A Common Stock Warrant lapses on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 1 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Landa on or about June 4, 1996.

      (3) Includes options to purchase 25,000 and 75,000 shares of Common Stock at $1.35 and $4.875 per share, respectively, all of which options are presently exercisable.

      (4) Includes shares of Common Stock issuable upon exercise of the Series A Common Stock Warrant which have vested and become exercisable with respect to rights to purchase 197,766 shares of Common Stock at $2.19 per share owned by Mr. Garcia, as well as rights to purchase 358,366 shares of Common Stock held by Sky International, L.L.C. ("Sky"). Mr. Garcia is the beneficial owner of Sky. Excludes shares of Common Stock issuable upon the exercise of the Series A Common Stock Warrant representing the right to purchase 49,441 shares owned by Mr. Garcia as well as rights to purchase 89,592 shares of Common Stock held by Sky. The Series A Common Stock Warrant lapses on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 1 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Garcia on or about June 4, 1996.

      (5) Includes shares of Common Stock issuable upon exercise of the Series A Common Stock Warrant which have vested and become exercisable with respect to rights to purchase 197,766 shares of Common Stock at $2.19 per share owned by Mr. Orea, as well as rights to purchase 358,366 shares of Common Stock held by Cloud International, L.L.C. ("Cloud"). Mr. Orea is the beneficial owner of Cloud. Excludes shares of Common Stock issuable upon the exercise of the Series A Common Stock Warrant representing the right to purchase 49,441 shares owned by Mr. Orea, as well as rights to purchase 89,592 shares of Common Stock held by Cloud. The Series A Common Stock Warrant lapses on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 1 above. Reference is also made to the Schedule 13D filed with the Securities and Exchange Commission by Mr. Orea on or about June 4, 1996.

      (6) Includes shares of Common Stock issuable upon exercise of the Series A Common Stock Warrant representing the right to purchase 47,200 shares of Common Stock at $2.19 per share. Excludes shares of Common stock issuable upon the exercise of the Series A Common Stock Warrant representing the right to purchase 1,800 shares of Common stock. Also, included are shares of Common Stock issuable upon exercise of a Series B Common Stock Warrant representing the right to purchase 25,000 shares of Common Stock at $2.19 per share. The Series A Common Stock Warrant and the Series B Common Stock Warrant both expire on May 16, 2003. For the discussion of vesting provisions for the Series A Common Stock Warrant, please see footnote 1 above. Includes options to purchase 83,333 shares of Common Stock at $3.25 per share and options to purchase 20,833 shares of Common Stock at $4.00 per share, all of which are presently exercisable. Excludes options to purchase 145,834 shares of Common Stock at $4.00 per share as such options are not exercisable within sixty (60) days of this table. Excludes 10,000 Series A Warrants and 10,000 Series B Warrants which are held in trust for the benefit of Mr. Binet's two minor children. Mr. Binet disclaims beneficial ownership of these shares.

      (7) Includes options to purchase 10,000 shares of Common Stock at $3.75 per share, all of which options are presently exercisable.

      (8) Includes options and warrants to purchase 2,155,998 shares of Common Stock, all of which are exercisable within sixty (60) days of the date of this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED INFORMATION

                CERTAIN RELATIONSHIPS AND RELATED INFORMATION

      Vector Communications Network Corp ("Vector"), of which Enrique Orihuela, a director of the Company, is President, provides the Company with satellite communication services under various one year contracts through April 1999. The Company paid Vector a total of $215,000 for these services in fiscal year 1997 and $290,000 through April of 1998.

      The Company has also signed a letter of intent with Vector whereby the Company and Vector intend to form a joint venture which will conduct operations in Latin America. The structure of the joint venture and the extent of the operations are yet to be determined.

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


                                          TELSCAPE INTERNATIONAL, INC.
                                          (Registrant)



May 19, 1998                            /s/ E. SCOTT CRIST
                                          E. Scott Crist
                                          President and Principal Executive
                                          Officer


May 19, 1998                            /s/ TODD M. BINET
                                          Todd M. Binet
                                          Principal Financial and Accounting
                                          Officer

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