Form 10-Q
period 1998-06-30
TELSCAPE INTERNATIONAL INC
filed 1998-08-14
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 1998

[ ] Transition report under to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                                 Yes [X] No [ ]

5,637,393 shares of Registrant's common stock ($.001 Par Value) were outstanding as of August 10, 1998.

                          Telscape International, Inc.
                                Table of Contents
                                    Form 10-Q
                                  June 30, 1998

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

        Item 1.Financial Statements

               Condensed Consolidated Balance Sheets -
               As of December 31, 1997 and June 30, 1998 (unaudited) ......   1

               Unaudited Condensed Consolidated Statements of Operations -
               Three Months and Six Months Ended June 30, 1997 and 1998 ...   2

               Unaudited Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1997 and 1998 ....................   3

               Notes to Unaudited Condensed Consolidated Financial
                 Statements ...............................................   5

        Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..............  23


PART II. OTHER INFORMATION

        Item 6.Exhibits and Reports on Form 8-K ...........................  34

               (a) Exhibits

               (b) Reports on Form 8-K

        Signatures ........................................................  36

                           TELSCAPE INTERNATIONAL, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        ASSETS
                                                                December 31,       June 30,
                                                                    1997            1998
                                                                ------------    ------------
CURRENT ASSETS: .............................................                    (unaudited)
  Cash and cash equivalents .................................   $  4,734,000    $  4,939,000
  Accounts receivable, less allowance for doubtful accounts
    of $200,000 and $370,000 (unaudited), respectively ......      6,276,000      12,841,000
  Inventories ...............................................      4,305,000       3,803,000
  Prepaid expenses and other ................................      2,674,000       6,458,000
  Deferred income taxes .....................................        517,000         334,000
                                                                ------------    ------------
    Total current assets ....................................     18,506,000      28,375,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation .....      2,679,000      13,084,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated
amortization ................................................     17,674,000      26,332,000
OTHER ASSETS ................................................        776,000       1,254,000
                                                                ------------    ------------
              Total assets ..................................   $ 39,635,000    $ 69,045,000
                                                                ============    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..........................................   $ 10,756,000    $ 17,694,000
  Accrued expenses ..........................................      3,303,000       6,799,000
  Current portion of notes payable and capital lease
    obligations .............................................        508,000         993,000
  Convertible debentures ....................................           --         5,000,000
  Deferred income taxes .....................................        270,000         441,000
                                                                ------------    ------------
    Total current liabilities ...............................     14,837,000      30,927,000
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net of current
  portion ...................................................      2,676,000       4,463,000
CONVERTIBLE SUBORDINATED DEBENTURES .........................           --         5,000,000
MINORITY INTERESTS ..........................................         34,000          63,000
COMMITMENTS AND CONTINGENCIES
SERIES B NON-VOTING PREFERRED STOCK, $.001 par value,
  380,000 and 0 shares, respectively, authorized
  issued and outstanding, mandatorily redeemable as
  certain performance measures were achieved ................           --              --
STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 5,000,000 shares
 authorized;  without defined preference rights .............           --              --
 Series A preferred stock, $.001 par value, 1,000,000 shares
 authorized .................................................           --              --
 Common stock, $.001 par value, 25,000,000 shares authorized;
 4,104,027 and 5,248,636 issued, respectively ...............          4,000           5,000
 Additional paid-in capital .................................     25,232,000      31,575,000
 Accumulated deficit ........................................     (2,851,000)     (2,359,000)
 Treasury stock .............................................       (297,000)       (629,000)
                                                                ------------    ------------
              Total stockholders' equity ....................     22,088,000      28,592,000
                                                                ------------    ------------
              Total liabilities and stockholders' equity ....   $ 39,635,000    $ 69,045,000
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                           ---------------------------      ---------------------------
                                               1997           1998              1997            1998
                                             ---------      ---------         ---------      ---------

REVENUES                                $    6,170,000    $32,378,000        $9,941,000  $  65,777,000
COST OF REVENUES                             3,468,000     28,598,000         5,994,000     57,056,000
GROSS PROFIT                                 2,702,000      3,780,000         3,947,000      8,721,000
                                             ---------      ---------         ---------      ---------
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                   1,921,000      3,552,000         3,399,000      5,705,000
                                           ------------   ------------      ------------    -----------
OPERATING INCOME BEFORE DEPRECIATION
  AND AMORTIZATION                             781,000        228,000           548,000      3,016,000
DEPRECIATION AND AMORTIZATION                   85,000        689,000           239,000      1,258,000
                                           ------------   ------------      ------------    -----------
OPERATING INCOME (LOSS)                        696,000       (461,000)          309,000      1,758,000

OTHER INCOME (EXPENSE):
  Interest income                               21,000         54,000            26,000         91,000
  Interest expense                             (18,000)      (248,000)          (26,000)      (342,000)
  Foreign exchange gain (loss)                  20,000        (65,000)           27,000       (187,000)
  Other, net                                  (316,000)        48,000          (293,000)        96,000
                                           ------------   ------------      ------------    -----------
        Total other expense, net              (293,000)      (211,000)         (266,000)      (342,000)
                                           ------------   ------------      ------------    -----------
INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTERESTS                          403,000       (672,000)           43,000      1,416,000
INCOME TAX BENEFIT (EXPENSE)                   135,000         68,000           167,000       (895,000)
                                           ------------   ------------      ------------    -----------
INCOME (LOSS) BEFORE MINORITY
   INTERESTS                                   538,000       (604,000)          210,000        521,000
MINORITY INTERESTS IN SUBSIDIARIES                   -        (18,000)            4,000        (29,000)
                                           ------------   ------------      ------------    ----------
NET INCOME (LOSS)                       $      538,000      $(622,000)        $ 214,000  $     492,000
                                        ==============       ========           =======  =============
EARNINGS (LOSS) PER SHARE:
  Basic                                 $         0.14      $   (0.13)        $    0.05  $        0.11
  Diluted (1)                           $         0.13      $     n/a         $    0.05  $        0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                      3,903,229      4,692,984         3,921,878      4,534,568
  Diluted(1)                                 3,988,094            n/a         3,998,660      7,778,072

(1) Inclusion of additional shares under a diluted analysis for the three months ended June 30, 1998 is inappropriate due to the anti-dilutive effect.

   The accompanying notes are an integral part of these financial statements.

                          TELSCAPE INTERNATIONAL, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended June 30,
                                                                  -------------------------------
                                                                      1997             1998
                                                                  --------------  ---------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                $     214,000   $      492,000
        Adjustments to reconcile net income to net cash
          provided by operating activities:
        Provision for doubtful accounts                                 254,000          556,000
        Depreciation and amortization                                   239,000        1,258,000
        Imputed interest on non-interest bearing notes payable                -          142,000
        Write-off of investment in operating venture                    196,000                -
        Deferred income taxes                                                 -          422,000
        Minority interest in subsidiaries' income (loss)                 (4,000)          29,000
        Equity in income from unconsolidated subsidiary                       -           49,000
        Changes in assets and liabilities:
          Accounts receivable                                          (183,000)      (4,957,000)
          Inventories                                                   337,000        1,292,000
          Prepaid and other assets                                     (461,000)      (3,210,000)
          Accounts payable                                            3,145,000        4,007,000
          Accrued expenses                                             (342,000)         361,000
                                                                  --------------  ---------------
      Net cash provided by operating activities                       3,395,000          441,000
                                                                  --------------  ---------------
      CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                            (667,000)      (5,696,000)
        Acquisition of MSN, net of cash acquired                              -       (2,325,000)
        Acquisition of INTERLINK, net of cash acquired                        -       (8,250,000)
                                                                  -------------------------------
      Net cash used in investing activities                            (667,000)     (16,271,000)
                                                                  -------------------------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on capital lease obligations                           (45,000)         (46,000)
        Payments on notes payable                                             -         (444,000)
        Purchase of treasury shares                                           -         (332,000)
        Borrowings on line of credit, net                                     -        1,948,000
        Proceeds from exercise of options and warrants                    2,000        4,909,000
        Proceeds from issuance of convertible debt                            -       10,000,000
                                                                  --------------  ---------------
      Net cash provided by (used in) financing activities               (43,000)      16,035,000
                                                                  --------------  ---------------
      Net increase in cash and cash equivalents                       2,685,000          205,000
                                                                  --------------  ---------------
      Cash and cash equivalents at beginning of period                  495,000        4,734,000
                                                                  --------------  ---------------
      Cash and cash equivalents at end of period                  $   3,180,000   $    4,939,000
                                                                  ==============  ===============

   The accompanying notes are an integral part of these financial statements.

                          TELSCAPE INTERNATIONAL, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended June 30,
                                                                 -------------------------------
                                                                     1997             1998
                                                                 --------------   --------------
        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Interest paid                                        $         8,000  $       105,000

          Income taxes paid                                            214,000          600,000
        NON-CASH TRANSACTIONS:
        Property and equipment acquired by execution of
        capital lease obligation                                       329,000

        Issuance of common stock and promissory notes in
        connection with
        acquisition of MSN:
              Promissory Notes                                                          672,000
              Common Stock                                                              880,000

        Issuance of notes and acquisition of treasury
        shares in litigation
        settlement :
               Litigation settlement                                    (3,000)
               Treasury stock                                         (297,000)
               Notes payable                                           300,000

        Issuance of common stock and warrants in exchange for
        services provided in connection with severance
        agreement                                                      188,000

        Issuance of warrants in connection with issuance of
        convertible debentures                                                          537,000

   The accompanying notes are an integral part of these financial statements.

                          TELSCAPE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements include the accounts of Telscape International, Inc. and its subsidiaries (collectively, the "Company"). The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 1997 and June 30, 1998 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NEW ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF A BUSINESS ENTERPRISE," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

        SFAS No. 132, "Employers' Disclosure about Pensions and other Postretirement Benefits" standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. The statement is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated.

        SFAS No.'s 130, 131 and 132 are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of these statements is not expected to have a material effect on the Company's financial statement disclosures.

        SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

        Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its financial statements.

NOTE 2 - MSN ACQUISITION

        Effective January 1, 1998, the Company acquired all of the outstanding common stock of MSN Communications, Inc. ("MSN"). MSN, through its TELEFIESTA brand, markets prepaid telephone calling cards across the United States primarily to the Hispanic community. Under the terms of the transaction, the Company paid the following to the shareholders of MSN: i) the sum of $3,250,000 in cash, ii) $750,000 in non-interest bearing promissory notes payable in eight equal quarterly installments, and iii) 100,000 shares of the Company's common stock. In addition, the two selling shareholders were each granted 50,000 options to purchase the Company's common stock at $11.00 per share. The acquisition was accounted for under the purchase method of accounting. The financial position and results of operations of MSN are included in the Company's financial statements from the effective date of the acquisition.

        The consideration paid for MSN measured at the acquisition date was $4,852,000 and consisted of cash of $3,250,000, non-interest bearing promissory notes with a discounted value of $672,000, common stock valued at $880,000 and transaction costs of $78,000. The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of acquisition and resulted in $6,091,000 of goodwill, which is being amortized over 15 years. The balances included in the Unaudited Condensed Consolidated Balance Sheet related to the MSN acquisition are based on preliminary information and are subject to change when additional information concerning final asset and liability valuations are obtained. Management does not expect that such adjustments will be material.

NOTE 3 - INTERLINK ACQUISITION

        Effective June 1, 1998, pursuant to a stock purchase agreement, the Company through its newly-formed subsidiary Interlink Communications Holding Co., Inc., a Delaware Corporation ("INTERLINK"), acquired all of the outstanding shares of California Microwave Services Division, Inc., a Delaware corporation, from California Microwave, Inc., a Delaware corporation, which operates a teleport and network operations facility located in Mountain View, California. The acquisition was accounted for under the purchase method of accounting. The financial position and results of operations of INTERLINK are included in the Company's financial statements from the effective date of the acquisition.

        The consideration paid for INTERLINK measured at the acquisition date was $8,319,000 and consisted of cash of $8,154,000 and transaction costs of $165,000. The acquisition price is subject to post-closing adjustments to the purchase price based on changes in the closing date balance sheet. The purchase was financed with the Convertible Subordinated Debentures and Convertible Debentures (see Note 5). The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of acquisition; to a non-compete agreement in the amount of $250,000, which is being amortized over 3 years; and the remainder to goodwill, in the amount of $3,176,000, which is being amortized over 15 years. The balances included in the Unaudited Condensed Balance Sheet related to the acquisition are based on preliminary information and are subject to change when additional information concerning final asset and liability valuations are obtained. Management does not expect that such adjustments will be material.

NOTE 4 - EARNINGS (LOSS) PER SHARE

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

                                               For the Three Months
                                             --------------------------      For the Six Months
                                                   Ended June 30,              Ended June 30,
                                             --------------------------      ------------------
                                                 1997          1998          1997          1998
                                                 ----          ----          ----          ----
   BASIC
     Net income (loss) as reported               $538,000     $(622,000)     $214,000      $492,000
     Weighted average common shares
      outstanding                               3,903,229     4,692,984     3,921,878     4,534,568
     Basic earnings (loss) per share                $0.14        $(0.13)       $ 0.05         $0.11

   DILUTED
     Net income (loss) as reported               $538,000     $(622,000)     $214,000       $492,000
     Weighted average common shares
       outstanding                              3,903,229     4,692,984     3,921,878      4,534,568
     Weighted average diluted potential
         common shares outstanding                 84,865     3,220,768        76,782      3,243,504
     Weight average common and dilutive
         potential common shares
       outstanding                              3,988,094     7,913,752     3,998,660      7,778,072
     Diluted earnings (loss) per share              $0.13        $(0.08)       $ 0.05          $0.06

        Diluted EPS for the three months ended June 30, 1998 was not disclosed on the Unaudited Condensed Consolidated Statement of Operations as the effect is anti-dilutive. Certain performance based warrants issued in connection with the Company's acquisitions vest upon the achievement of certain operating performance measures. In accordance with SFAS No. 128, these contingently issuable shares are included in the calculation of diluted EPS when all the necessary conditions were met. If all the necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares that would have been issued if the reporting period was the end of the contingency period are included in the calculation as if those shares were issued at the beginning of that period. For year-to-date calculations, contingent shares are weighted for the interim periods in which they are included in the computation of diluted EPS. At June 30, 1998, there were 500,000 performance based warrants, respectively, which had not vested which were not included in the calculation of diluted EPS. During July 1998, these performance based warrants vested upon the achievement of certain operating performance measures. These contingently issuable shares will be included in the calculation of diluted EPS as if those shares were issued July 1, 1998. Additionally, for purposes of the diluted EPS calculations for the three months and six months ended June 30, 1998, there were 137,081 and 536,867 options and warrants outstanding, respectively, which were not included in the calculation of diluted EPS as their exercise prices were greater than the average market price of the Company's common stock during the period and inclusion of these securities in the calculation would result in an anti-dilutive effect.

NOTE 5 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

        The Company's notes payable and capital lease obligations consist of the following:

                                                                      -------------------------------
                                                                      December 31,        June 30,
                                                                          1997              1998
                                                                     ---------------    ---------------
Convertible Subordinated Debentures, bearing interest at 8%, convertible into common stock, maturing three years from closing
(see discussion below)                                                      $    ---       $  5,000,000

Convertible Debentures, bearing interest at 8%, convertible into
common stock, maturing on May 29, 2000 (see discussion below)                    ---          5,000,000

Non-interest bearing promissory notes, imputed interest at 10%, unamortized discount of $348,297 and $268,381, respectively, issued in connection with Integracion acquisition, maturing at
various dates through January 1, 2001                                      1,853,000          1,633,000

Non-interest bearing promissory note, imputed interest at 10%, unamortized discount of $140,851 and $98,596, respectively,
issued in connection with Integracion acquisition, converted into
333,000 shares of common stock in July 1998                                  839,000            881,000

Promissory note issued to repurchase common stock, payable in six semi-annual installments through May 20, 2000, and bearing
interest at 6%                                                               250,000            200,000

Capital lease obligation payable in monthly installments of
$11,244 including principal and interest maturing February 28,
2000                                                                         242,000            196,000

Non-interest bearing promissory note, imputed interest at 10%, unamortized discount of $58,350, issued in connection with MSN acquisition, payable in eight equal quarterly installments
beginning April, 1998                                                            ---            598,000

Revolving credit facility maturing July 31, 1999 bearing interest
at prime plus 1%, secured by accounts receivable                                 ---          1,948,000

                                                                     ---------------    ---------------
Total notes payable and capital leases                                     3,184,000         15,456,000

Current portion                                                              508,000          5,993,000
                                                                     ---------------    ---------------

Long term portion                                                       $  2,676,000        $ 9,463,000
                                                                     ===============    ===============

        The annual maturity of the debt indicated above for the five years following June 30, 1998 are $198,000 in 1998, $8,825,000 in 1999, $629,000 in
2000, $5,775,000 in 2001 and $29,000 in 2002.

        On May 1, 1998, the Company issued $3,000,000 in 8% Convertible Subordinated Debentures (the "Convertible Subordinated Debentures") which mature three years from closing (the "First Draw"). On May 28, 1998, the Company issued an additional $1,000,000 of the Convertible Subordinated Debentures (the

"Second Draw"). On June 30, 1998, the Company issued an additional $1,000,000 of the Convertible Subordinated Debentures (the "Third Draw"). The Convertible Subordinated Debentures are convertible by the holder into shares of Common Stock at a price equal to $26 per share for the First Draw, $29 per share for the Second Draw and $26 per share for the Third Draw, until November 1, 1998, and thereafter, at the lesser of (i) $26 per share for the First Draw, $29 per share for the Second Draw and $26 per share for the Third Draw or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Common Stock for the 20 trading days preceding the conversion date. If the Common Stock trades below $15 per share for the First Draw, $16.66 per share for the Second Draw and $15 for the Third Draw for three consecutive trading days, the Company may redeem all or part of such Convertible Subordinated Debentures at 107% of face value plus any accrued interest in the event the holder elects to convert. The Company's obligation to make interest payments on the Convertible Subordinated Debentures terminates if the price of Common Stock closes for twenty consecutive trading days at or above $30 per share for the First Draw, at or above $33.50 per share for the Second Draw and at or above $30 per share for the Third Draw, adjusted, without limitation, for any stock splits or combinations. In connection with the Convertible Subordinated Debentures, the holder also received warrants to purchase an aggregate of 8,952 share of Common Stock at an exercise price of $16.76 per share for the First Draw, warrants to purchase an aggregate of 2,427 shares of Common Stock at $20.60 per share for the Second Draw and warrants to purchase an aggregate of 6,382 shares of Common Stock at $15.67 per share for the Third Draw. The warrants have a term of three years from the effectiveness of a registration statement covering such warrants.

        The Company is required to pay an exit fee in connection with any prepayment of principal to be made under the Convertible Subordinated Debentures (the "Convertible Subordinate Exit Fee"). The Convertible Subordinate Exit Fee varies depending upon the date of payment, and is equal to (i) 6.6% if the payment is made within 90 days after the closing of each respective draw, (ii) 7.2% if payment is made after 90 days and up to 180 days after the closing of each respective draw, (iii) 8.8% if payment is made after 180 days and up to 270 days after the closing of each respective draw and (iv) 10.0% if payment is made after 270 days after the closing of each respective draw. The Convertible Subordinate Exit Fee is adjusted on a pro rata basis to the extent that the prepayment is made between periods except that a minimum Convertible Subordinate Exit Fee of 6.6% is required if the prepayment is made prior to 90 days after closing.

        On May 29, 1998, the Company issued $5,000,000 in 8% Convertible Debentures (the "Convertible Debentures") which mature one year from closing. The Convertible Debentures are convertible by the holder into shares of Common Stock at a price equal to $29.00 per share until November 1, 1998, and thereafter, at the lesser of (i) $29.00 per share or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Common Stock for the 20 trading days preceding the conversion date. If the Common Stock trades below $16.66 for three consecutive trading days, the Company may redeem all or part of such Convertible Debentures at 107% of face value plus any accrued interest in the event the holder elects to convert. The Company's obligation to make interest payments on the Convertible Debentures terminates
(i) in the event the Common Stock closes, for twenty consecutive trading days, at or above $33.50 per share, adjusted, without limitation, for any stock splits or combinations, (ii) when a registration statement covering the Convertible Debentures is effective and (iii) if there exists no event of default under the Convertible Debentures. The Convertible Debentures are secured by a pledge of the Company's stock in Telereunion and the Company's preferred stock in INTERLINK. In addition, the Convertible Debentures are guaranteed by INTERLINK and such guaranty is collateralized by a security agreement covering all of INTERLINK's assets. In connection with the Convertible Debentures, the holder also received warrants to purchase an aggregate of 12,136 shares of Common Stock at an exercise price of $20.60 per share. The warrants have a term of three years from the effectiveness of the registration statement covering such warrants.

        The Company is required to pay an exit fee in connection with any prepayment of principal to be made under the Convertible Debentures (the "Convertible Exit Fee"). The Convertible Exit Fee varies depending upon the date of payment, and is equal to (i) 6.5% if the payment is made within 90 days after May 29, 1998, (ii) 13.0% if payment is made after 90 days and up to 180 days after May 29, 1998, (iii) 19.0% if payment is made after 180 days and up to 270 days after May 29, 1998 and (iv) 25.0% if payment is made after 270 days and up to 365 days after May 29, 1998. The Convertible Exit Fee with respect to any payment made after May 28, 1999 shall be equal to (a) 25.0% plus (b) 25.0% multiplied by the number of days elapsed from May 28, 1999 divided by 365. The Convertible Exit Fee is adjusted on a pro rata basis to the extent that the prepayment is made between periods during the first twelve months except that a minimum Convertible Exit Fee of 6.5% is required if the prepayment is made prior to 90 days after closing.

        In connection with the issuance of the Convertible Subordinated Debentures and the Convertible Debentures the Company issued to the placement agent, warrants to purchase 65,722 shares of Common Stock with exercise prices ranging from $15.81 to $20.00 per share, respectively. The warrants have a term of two years.

        Approximately $8.2 million of the proceeds from the Convertible Subordinated Debentures and the Convertible Debentures were used to finance the INTERLINK Acquisition and the remainder was utilized for capital investments and general working capital purposes.

        In March 1998, the Company entered into the Revolving Credit Facility with a commercial bank which provided for borrowings up to $1.3 million subject to adequate levels of eligible accounts receivable. Borrowings are secured by the accounts receivable of Telscape USA and MSN. This facility provides that borrowings will bear interest at floating rates of prime plus 1% and expires in six months. The Company renegotiated the terms of the Revolving Credit Facility to provide for borrowings of up to $2.5 million and extended the term of the facility to July 31, 1999. As of June 30, 1998, the Company had drawn $1.9 million on this facility.

        Telscape USA and MSN have obtained a waiver under the Revolving Credit Facility to (i) permit the Guarantee of the Notes (see Note 9) by Telscape USA and MSN and (ii) waive the defaults under the minimum current ratio, minimize tangible net worth and prohibition on quarterly loss covenants.

         The Company has also negotiated terms with certain of its equipment vendors which call for extended payment terms and increased credit lines, including two lines of credit each of up to $2.0 million, with 60 day and 90 day payment terms, respectively.

        In June 1998, the Company financed the purchase of $1.4 million of equipment by entering into an equipment lease arrangement with a financing company which provides for monthly lease payments of $27,500, including principal and interest, through May 31, 2003. The lease obligation is secured by the financed equipment. This financing company has also committed to finance another $900,000 in equipment purchases.

        In July 1998, the Company financed the purchase of $972,000 of equipment by entering into two equipment lease arrangements with a financing company which provide for monthly lease payments totaling $22,100, including principal and interest through July 6, 2003. The lease obligations are secured by the financed equipment.

        In July 1998, the Company financed the purchase of $243,000 of equipment by entering into an equipment lease arrangement with a financing company which provides for monthly lease payments of $6,600, including principal and interest through July 14, 2002. The lease obligation is secured by the financed equipment.

        In July 1998, the Company received a commitment from a financing company to fund equipment purchases of up to $6.0 million dollars through May 1999. The financing is structured as loans maturing three years from funding at interest rates 550 basis points above the Federal Reserve Treasury Constant Maturity Rate (as defined). The Company expects to close this transaction in August 1998.

        In July 1998, holders of the non-interest bearing convertible notes issued in connection with the Integracion acquisition converted these notes into 333,000 shares of Common Stock.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

ESCROW AGREEMENT

        Pursuant to the Texas Securities Act of 1957, the Texas State Securities Commissioner has the discretion to require that an issuer offering and selling securities to the residents of Texas in a public offering deposit certain outstanding securities in escrow. In that regard, certain former officers and directors of the Company, as well as two other individuals (collectively, the "Escrow Shareholders"), are parties to a Stock Escrow Agreement (the "Escrow Agreement") dated August 8, 1994. The Escrow Agreement was required by the Texas State Securities Commissioner as a condition to the registration of securities in Texas in connection with the Company's initial public offering. The Escrow Agreement provides that a total of 415,503 shares of Common Stock ("Escrow Shares") and 55,779 shares of Common Stock issuable upon the exercise of options ("Escrow Options") be held in escrow for a period of not less than two years and not more than ten years. The terms of the Escrow Agreement provide further that Escrow Shares and Escrow Options may be released from escrow provided certain performance requirements of the Company ("Performance Requirements") are met. For instance, if the Common Stock trades at a price per share of at least $11.81 for at least ninety (90) consecutive trading days then the Escrow Shares and Escrow Options are automatically released from escrow.

        During the first quarter of 1998, the Company and the Escrow Shareholders entered into agreements, which resulted in (i) the early termination of the Escrow Agreement in July 1998, (ii) the repurchase by the Company of certain of the Escrow Shares at a significant discount to market and
(iii) the resolution of a disagreement with certain of the Escrow Shareholders concerning the validity of the Escrow Options. The agreements called for the Escrow Shareholders to sell a total of 101,417 Escrow Shares to the Company for $985,580, or $9.72 per share, of which 25% was paid by the Company upon execution of the agreements and 75% was scheduled to be paid on July 6, 1998. In addition, the Escrow Shareholders signed a lock-up agreement ("Escrow Lock-Up"), ending on July 6, 1998, for any Escrow Shares which were not sold to the Company; provided, however, that if any of the Performance Requirements be met during the Escrow Lock-Up, the Escrow Lock-Up would terminate automatically. Finally, certain of the Escrow Shareholders agreed to the termination of approximately 40,000 of the Escrow Options, which had an exercise price of $0.80 per share. On May 1, 1998, the Company agreed to reduce the number of Escrow Shares required to be sold to the Company, resulting in a reduction in the total number of Escrow Shares being repurchased to 86,417 Escrow Shares for total consideration of $873,000, or $10.10 per share.

        In July 1998, the Company assigned the rights to purchase 80,257 of the Escrow Shares to Preferred Capital Markets, Inc. ("Preferred"). In return for the assignment, Preferred paid the Company $725,000 for the assignment. The Company has no further obligations in connection with the Escrow Shares.

NOTE 7 - LOSSES DUE TO ADDITIONAL PREPAID PHONE CARD SERVICES COSTS AND BANKRUPTCY OF CUSTOMER

        In May 1998, one of the Company's wholesale long distance customers filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Additionally, an affiliate of this customer provided switching services and the Company's prepaid card platform and arranged for other carriers to provide telecommunications services for the Company's prepaid cards. The Company had paid the affiliate of the customer for the telecommunications services at the time the prepaid cards were activated. After the bankruptcy, such affiliate was unable to provide these services. Because the Company continued to provide service to its prepaid card customers by working directly with the underlying service providers, this resulted in the Company paying for certain of the telecommunications services a second time. The overall impact of the bankruptcy filing to the operating income of the Company for the second quarter 1998, including additional prepaid card service costs, the write-off of uncollectible receivables and the lost margin contribution from the loss of a wholesale long distance customer, is estimated at approximately $2.0 million. This bankruptcy is not expected to have a material impact on the Company's future operating results.

        The Company has in the past entered into, and may in the future enter into, arrangements with third parties whereby these parties provide, at a fixed cost to the Company, the long distance telecommunications services for the prepaid cards that the Company sells. The Company recognizes revenues from the sale of prepaid cards under these agreements at the time of shipment. In other cases, third parties provide telecommunications services for the prepaid cards and bills the Company for such services based on customer usage. The Company recognizes revenues from the sale of prepaid cards under these agreements at the time of customer usage. The Company's arrangement with the affiliate of the bankrupt customer was a fixed cost arrangement and as such, the Company recognized revenues for cards sold on this platform at time of shipment. The Company is currently shipping prepaid phone cards on two independent platforms under arrangements based on customer usage and as such, recognizes revenues for cards sold on these platforms as the cards are utilized. As a result, deferred revenue of approximately $3.0 million is reflected on the June 30, 1998 Unaudited Condensed Balance Sheet.

NOTE 8 - MEXICAN CONCESSION

        In June 1998, Telereunion S.A. de C.V. ("Telereunion S.A."), a Mexican corporation and an affiliate of the Company, was granted a long distance concession from the Mexican government. The concession is a 30-year facilities based carrier license which allows it to construct and operate a network over which the Company can carry long distance traffic in Mexico. Assuming the Company is able to raise the capital described in Note 9, the Company, through Telereunion S.A., intends to construct the Mexican Network, a 4,025-kilometer combined fiber-optic and microwave long distance network connecting the United States, the Gulf region of Mexico and targeted Mexican cities. Telereunion S.A. is an affiliate of the Company in which the Company owns approximately 65% of the economic interests and 49% of the voting interests. In addition, three directors of the Company own an additional 18% of the voting interests and 2% of the economic interests in Telereunion S.A., resulting in the Company and such directors together controlling 67% of the economic interests and voting interests of Telereunion S.A. Under Mexican law, foreign investors may own more than a majority of the economic interests in a concessionaire but may not own more than 49% of the voting ownership of any concessionaire.

NOTE 9 - REGISTRATION STATEMENTS

        In July 1998, the Company filed two Registration Statements with the Securities and Exchange Commission for the offering and sale of (i) $125.0 million in Senior Unsecured Notes (the "Notes") due 2008 and (ii) 3,400,000 shares of the Company's Common Stock. The consummation of each respective offering is not a condition precedent to the consummation of the other offering. The Company intends to utilize the net proceeds from the offerings, estimated at $163.5 million, as follows: (i) approximately $137.0 million towards the construction of the Mexican Network; (ii) approximately $15.0 million to acquire international switching and transmission facilities; and (iii) the balance to pursue joint ventures, strategic alliances or acquisitions and for working capital and other general corporate purposes.

NOTE 10 - STOCK OPTION PLAN

        During June 1998, the Company adopted the "1998 Stock Option and Appreciation Rights Plan" (the "Plan"). Pursuant to the Plan, the Company may grant the Company's employees, directors and consultants non-qualified options to purchase up to 800,000 shares of Common Stock. The maximum number of shares of Common Stock that may be granted to any individual under this plan may not exceed 250,000 shares. The

Plan also provides for grants of SARs in connection with the grant of options under the plan. Incentive stock options must be granted at not less than the fair market value of the Company's Common Stock at the date of grant as determined by the Company's Board of Directors (110% of fair market value for stockholders owning 10% or more of the Company's Common Stock). The terms of the options are determined by the Company's Board of Directors. Any options granted must be exercised within ten years of the date of grant or within five years from the date of grant for options granted to stockholders owning 10% or more of the Company's Common Stock. Unexercised vested and unvested options terminate immediately if the employment or service of an option holder is terminated for cause. Unvested options terminate if the employment or service of an option holder is terminated without cause or for disability. The Company may also grant SARs in connection with any option. SARs allow an option holder to surrender an option and to receive the difference between the exercise price of the option and the then fair market value of the Common Stock. The Company may also make loans to any option holder in order in order to permit the option holder to pay the purchase price upon exercise of the option.

NOTE 11 - WARRANTS VESTING

        During July 1998, 500,000 warrants, issued in connection with the Telereunion acquisition, vested as a result of certain operating performance measures being achieved. As a result, the Company estimates that it will record $6.2 million in additional consideration in connection with the Telereunion acquisition.

NOTE 12 - SEGMENT INFORMATION

        The Company operates in two business segments, international long distance and systems integration services. Long distance services operations are conducted in the United States of America. Systems integration services are performed in Mexico and Poland.

        Revenues, operating information and identifiable assets by business segment and location are as follows:

                                                                     Six Months Ended
                                                                         June 30,
                                                                ---------------------------
                                                                   1997           1998
                                                                -----------    ------------
           Revenues ---
                Long distance services - United
                  States                                     $   5,669,000  $   50,435,000
                System Integration - Mexico                      3,895,000      15,342,000
                System Integration - Poland                        377,000               -
                                                                -----------    ------------
                           Total revenues                    $   9,941,000  $   65,777,000
           Operating income (loss) ---
                Long distance services - United
                  States                                           404,000         787,000
                System Integration - Mexico                        (57,000)        971,000
                System Integration - Poland                        (38,000)              -
                                                                -----------    ------------
                           Total operating
                             income (loss)                   $     309,000  $    1,758,000
                                                                -----------    ------------
           Capital Expenditures ---
                Long distance services (United
                  States)                                    $     572,000  $    2,909,000
                System Integration - Mexico                         87,000       2,787,000
                System Integration - Poland                          8,000               -
                                                                -----------    ------------
                           Total capital
                             expenditures                    $     667,000  $    5,696,000
           Depreciation and amortization ---
                Long distance services (United
                  States)                                    $      46,000  $      479,000
                System Integration - Mexico                        181,000         779,000
                System Integration - Poland                         12,000               -
                                                                ===========    ============
                           Total depreciation
                             and amortization                $     239,000  $    1,258,000
                                                                ===========    ============

                                                                     Six Months Ended
                                                                         June 30,
                                                                ---------------------------
                                                                   1997           1998
                                                                -----------    ------------
           Identifiable assets ---
                Long distance services (United States)       $   4,776,000  $   34,237,000
                System Integration - Mexico                      7,102,000      34,808,000
                System Integration - Poland                      1,020,000               -
                                                                ===========    ============
                           Total identifiable assets         $  12,898,000  $   69,045,000
                                                                ===========    ============

NOTE 13 - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

        The Company's obligations under the Notes (See Note 9), are unconditionally guaranteed by all of the Company's wholly-owned United States subsidiaries (the "Guarantors"). The following condensed consolidating financial statements are presented for purposes of complying with the reporting requirements of the parent company and subsidiaries which are guarantors under the Notes.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998

                                      Telscape                         Non-
                                     International   Guarantor      Guarantor
                                        Inc.        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                     ------------   ------------   -------------   ------------    ------------
             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents    $     (201,000)     4,272,000         868,000                 $    4,939,000
     Accounts receivable, net            335,000      1,898,000      10,608,000              -      12,841,000
     Inventories                         (50,000)        43,000       3,810,000                      3,803,000
     Prepaid expenses and other          166,000      1,551,000       4,741,000              -       6,458,000
     Deferred income taxes                              263,000          71,000              -         334,000
     Intercompany receivables
       (payables), net                  9,546,000       (732,000)     (8,814,000)             -               -
                                     ------------   ------------   -------------   ------------    ------------
             Total current
               assets                  9,796,000      7,295,000      11,234,000              -      28,375,000
     Property and equipment, net         262,000      3,795,000       9,027,000                     13,084,000
     Goodwill and other
    intangibles, net                   9,348,000     16,984,000               -              -      26,332,000
     Investments in affiliates        19,987,000              -               -    (19,741,000)        246,000
     Other assets                        824,000        164,000          20,000              -       1,008,000
                                     ------------   ------------   -------------   ------------    ------------
             Total assets         $   40,217,000     28,238,000      20,331,000    (19,741,000) $   69,045,000
                                     ============   ============   =============   ============    ============

 LIABILITIES AND STOCKHOLDERS'
           EQUITY
CURRENT LIABILITIES:
     Accounts Payable             $      304,000      2,600,000      14,790,000              -  $   17,694,000
     Accrued Expenses                    327,000      4,394,000       2,078,000                      6,799,000
     Current portion of note
      payable and capital lease
      obligations                        515,000        478,000                                        993,000
     Current portion of
       convertible debentures          5,000,000                              -                      5,000,000
     Deferred income taxes                     -                        441,000              -         441,000
                                     ------------   ------------   -------------   ------------    ------------
          Total current
            liabilities                6,146,000      7,472,000      17,309,000              -      30,927,000
                                     ------------   ------------   -------------   ------------    ------------
      Convertible Debentures           5,000,000                              -              -       5,000,000
      Notes payable and capital
      lease obligations                  479,000      3,984,000               -              -       4,463,000
      Minority interests                       -         63,000                              -          63,000
      Commitments and
      contingencies (Note 6)                                                                                 -
      Series B Non-voting
    preferred stock                                                                                          -
STOCKHOLDERS' EQUITY
      Preferred Stock                                                                                        -
      Series A preferred stock                                                                               -
      Common stock                         5,000         31,000         152,000       (183,000)          5,000
      Additional paid-in capital      31,575,000     12,712,000       3,028,000    (15,740,000)     31,575,000
      Accumulated deficit             (2,359,000)     3,976,000        (158,000)    (3,818,000)     (2,359,000)
      Treasury stock                    (629,000)                                                     (629,000)
                                     ------------   ------------   -------------   ------------    ------------
             Total stockholders'
               equity                 28,592,000     16,719,000       3,022,000    (19,741,000)     28,592,000
                                     ------------   ------------   -------------   ------------    ------------
             Total liabilities
               and  stockholders'
               equity             $   40,217,000     28,238,000      20,331,000    (19,741,000) $   69,045,000
                                     ============   ============   =============   ============    ============

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997

                                      Telscape                         Non-
                                     International   Guarantor      Guarantor
                                        Inc.        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                     ------------   ------------   -------------   ------------    ------------
             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents    $        3,000      4,187,000         544,000              -  $    4,734,000
     Accounts receivable, net                  -      1,219,000       5,057,000              -       6,276,000
     Inventories                               -              -       4,305,000              -       4,305,000
     Prepaid expenses and other          275,000        163,000       2,236,000              -       2,674,000
    Deferred income taxes                      -        517,000               -              -         517,000
     Intercompany receivables
(payables), net                        2,975,000        291,000      (3,266,000)             -               -
                                     ------------   ------------   -------------   ------------    ------------
             Total current
    assets                             3,253,000      6,377,000       8,876,000              -      18,506,000
     Property and equipment, net         296,000        396,000       1,987,000              -       2,679,000
     Goodwill and other
    intangibles, net                      63,000     17,611,000               -              -      17,674,000
     Investments in affiliates        19,010,000              -               -    (18,715,000)        295,000
     Other assets                        169,000        122,000         190,000              -         481,000
                                     ------------   ------------   -------------   ------------    ------------
             Total assets         $   22,791,000     24,506,000      11,053,000    (18,715,000) $   39,635,000
                                     ============   ============   =============   ============    ============

 LIABILITIES AND STOCKHOLDERS'
             EQUITY
CURRENT LIABILITIES:
     Accounts Payable             $      156,000        343,000      10,257,000              -  $   10,756,000
     Accrued Expenses                     54,000      1,906,000       1,343,000              -       3,303,000
     Current portion of note
      payable and capital lease
      obligations                        208,000        300,000               -              -         508,000
     Deferred income taxes                     -              -         270,000              -         270,000
                                     ------------   ------------   -------------   ------------    ------------
          Total current
            liabilities                  418,000      2,549,000      11,870,000              -      14,837,000
                                     ------------   ------------   -------------   ------------    ------------
      Notes payable and capital
      lease obligations                  285,000      2,391,000               -              -       2,676,000
      Minority interests                       -         34,000               -              -          34,000
      Commitments and
      contingencies (Note 6)                   -              -               -              -               -
      Series B Non-voting
        preferred stock                        -              -               -              -               -
STOCKHOLDERS' EQUITY
      Preferred Stock                          -              -               -              -               -
      Series A preferred stock                 -              -               -              -               -
      Common stock                         4,000         11,000         152,000       (163,000)          4,000
      Additional paid-in capital      25,232,000     15,965,000          28,000    (15,993,000)     25,232,000
      Accumulated deficit             (2,851,000)     3,556,000        (997,000)    (2,559,000)     (2,851,000)
      Treasury stock                    (297,000)             -               -              -        (297,000)
                                     ------------   ------------   -------------   ------------    ------------
       Total
        stockholders' equity          22,088,000     19,532,000        (817,000)   (18,715,000)     22,088,000
                                     ------------   ------------   -------------   ------------    ------------
        Total liabilities
          and  stockholders'
          equity                  $   22,791,000     24,506,000      11,053,000    (18,715,000) $   39,635,000
                                     ============   ============   =============   ============    ============

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                      Telscape                         Non-
                                     International   Guarantor      Guarantor
                                        Inc.        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                     ------------   ------------   -------------   ------------    -----------
Revenues                          $            -     23,510,000      16,199,000     (7,331,000) $  32,378,000
Cost of revenues                               -     22,911,000      13,018,000     (7,331,000)    28,598,000
                                     ------------   ------------   -------------   ------------    -----------
Gross profit                                   -        599,000       3,181,000              -      3,780,000
Selling, general and
administrative expenses                  374,000        987,000       2,191,000                     3,552,000
                                     ------------   ------------   -------------   ------------    -----------
Operating income (loss) before
  depreciation and amortization         (374,000)      (388,000)        990,000              -        228,000
Depreciation and amortization            150,000        339,000         200,000                       689,000
                                     ------------   ------------   -------------   ------------    -----------
Operating income (loss)                 (524,000)      (727,000)        790,000              -       (461,000)

Other income (expense):
  Interest, net                         (101,000)       (32,000)        (61,000)                     (194,000)
  Foreign exchange gain (loss)                 -              -         (65,000)             -        (65.000)
  Other, net                                   -         37,000          11,000              -         48,000
  Equity in income of
subsidiaries                            (232,000)             -               -        232,000              -
                                     ------------   ------------   -------------   ------------    -----------
        Total other income
(expense), net                          (333,000)         5,000        (115,000)       232,000       (211,000)
                                     ------------   ------------   -------------   ------------    -----------
Income (loss) before income
  taxes and minority interests          (857,000)      (722,000)        675,000        232,000       (672,000)
Income tax benefit (expense)             235,000        138,000        (305,000)                       68,000
                                     ------------   ------------   -------------   ------------    -----------
Income (loss) before minority
interests                               (622,000)      (584,000)        370,000        232,000       (604,000)
Minority interests in
subsidiaries                                   -        (18,000)              -              -        (18,000)
                                     ------------   ------------   -------------   ------------    -----------
Net income (loss)                 $     (622,000)      (602,000)        370,000        232,000  $    (622,000)
                                     ============   ============   =============   ============    ===========

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                       Telscape                         Non-
                                      International   Guarantor      Guarantor
                                         Inc.        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                     ------------   ------------   -------------   ------------    -----------
Revenues                           $            -      4,130,000       3,053,000     (1,013,000) $   6,170,000
Cost of revenues                                -      2,594,000       1,887,000     (1,013,000)     3,468,000
                                     ------------   ------------   -------------   ------------    -----------
Gross profit                                           1,536,000       1,166,000              -      2,702,000
Selling, general and
administrative expenses                   351,000        539,000       1,031,000              -      1,921,000
                                     ------------   ------------   -------------   ------------    -----------
Operating income (loss) before
depreciation and amortization           (351,000)        997,000         135,000                       781,000
Depreciation and amortization              16,000         29,000          40,000              -         85,000
                                     ------------   ------------   -------------   ------------    -----------
Operating income (loss)                  (367,000)       968,000          95,000              -        696,000

Other income (expense):
  Interest, net                           (18,000)        18,000           3,000              -          3,000
  Foreign exchange gain (loss)                  -              -          20,000              -         20,000
  Other, net                             (324,000)        (3,000)         11,000              -       (316,000)
  Equity in income of
subsidiaries                            1,387,000              -               -     (1,387,000)
                                      ------------   ------------   -------------   ------------    -----------
        Total other income
(expense), net                          1,045,000         15,000          34,000     (1,387,000)      (293,000)
                                      ------------   ------------   -------------   ------------    -----------
Income (loss) before income
taxes and
  Minority interests                      678,000        983,000         129,000     (1,387,000)       403,000
Income tax benefit (expense)             (140,000)       346,000         (71,000)             -        135,000
                                     ------------   ------------   -------------   ------------    -----------
Income (loss) before minority
interests                                 538,000      1,329,000          58,000     (1,387,000)       538,000
Minority interests in
subsidiaries                                    -         (3,000)          3,000              -              -
                                     ------------   ------------   -------------   ------------    -----------
Net income (loss)                  $      538,000      1,326,000          61,000     (1,387,000) $     538,000
                                      ============   ============   =============   ============    ===========

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                      Telscape                         Non-
                                     International   Guarantor      Guarantor
                                        Inc.        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                     ------------   ------------   -------------   ------------    -----------
Revenues                          $            -     49,229,000      29,211,000    (12,663,000) $  65,777,000
Cost of revenues                               -     46,133,000      23,586,000    (12,663,000)    57,056,000
                                     ------------   ------------   -------------   ------------    -----------
Gross profit                                   -      3,096,000       5,625,000              -      8,721,000
Selling, general and
administrative expenses                  690,000      1,380,000       3,635,000              -      5,705,000
                                     ------------   ------------   -------------   ------------    -----------
Operating income (loss) before
  depreciation and amortization         (690,000)     1,716,000       1,990,000              -      3,016,000
Depreciation and amortization            279,000        686,000         293,000              -      1,258,000
                                     ------------   ------------   -------------   ------------    -----------
Operating income (loss)                 (969,000)     1,030,000       1,697,000              -      1,758,000

Other income (expense):
  Interest, net                         (123,000)       (70,000)        (58,000)             -       (251,000)
  Foreign exchange gain (loss)                 -              -        (187,000)             -       (187,000)
  Other, net                                   -         72,000          24,000              -         96,000
  Equity in income of
subsidiaries                           1,259,000              -               -     (1,259,000)             -
                                     ------------   ------------   -------------   ------------    -----------
        Total other income
(expense), net                         1,136,000          2,000        (221,000)    (1,259,000)      (342,000)
                                     ------------   ------------   -------------   ------------    -----------
Income (loss) before income
  taxes and minority interests           167,000      1,032,000       1,476,000     (1,259,000)     1,416,000
Income tax benefit (expense)             325,000       (583,000)       (637,000)             -       (895,000)
                                     ------------   ------------   -------------   ------------    -----------
Income (loss) before minority
interests                                492,000        449,000         839,000     (1,259,000)       521,000
Minority interests in
subsidiaries                                   -        (29,000)              -              -        (29,000)
                                     ------------   ------------   -------------   ------------    -----------
Net income (loss)                 $      492,000        420,000         839,000     (1,259,000) $     492,000
                                     ============   ============   =============   ============    ===========

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                      Telscape                         Non-
                                     International   Guarantor      Guarantor
                                        Inc.        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                     ------------   ------------   -------------   ------------    -----------
Revenues                          $            -      5,725,000       5,932,000     (1,716,000) $   9,941,000
Cost of revenues                               -      3,767,000       3,943,000     (1,716,000)     5,994,000
                                     ------------   ------------   -------------   ------------    -----------
Gross profit                                   -      1,958,000       1,989,000              -      3,947,000
Selling, general and
administrative expenses                  639,000        766,000       1,994,000              -      3,399,000
                                     ------------   ------------   -------------   ------------    -----------
Operating income (loss) before
depreciation and amortization           (639,000)     1,192,000          (5,000)             -        548,000
Depreciation and amortization             29,000        112,000          98,000              -        239,000
                                     ------------   ------------   -------------   ------------    -----------
Operating income (loss)                 (668,000)     1,080,000        (103,000)             -        309,000

Other income (expense):
  Interest, net                          (23,000)        19,000           4,000              -              -
  Foreign exchange gain (loss)                 -              -          27,000              -         27,000
  Other, net                            (324,000)             -          31,000              -       (293,000)
  Equity in income of
subsidiaries                           1,433,000              -               -     (1,433,000)             -
                                     ------------   ------------   -------------   ------------    -----------
        Total other income
(expense), net                         1,086,000         19,000          62,000     (1,433,000)      (266,000)
                                     ------------   ------------   -------------   ------------    -----------
Income (loss) before income
taxes and
  Minority interests                     418,000      1,099,000         (41,000)    (1,433,000)        43,000
Income tax benefit (expense)            (204,000)       411,000         (40,000)             -        167,000
                                     ------------   ------------   -------------   ------------    -----------
Income (loss) before minority
interests                                214,000      1,510,000         (81,000)    (1,433,000)       210,000
Minority interests in
subsidiaries                                   -          1,000           3,000              -          4,000
                                     ------------   ------------   -------------   ------------    -----------
Net income (loss)                 $      214,000      1,511,000         (78,000)    (1,433,000) $     214,000
                                     ============     ==========   =============   ============    ===========

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1998

                                      Telscape                         Non-
                                     International   Guarantor      Guarantor
                                        Inc.        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                     ------------   ------------   -------------   ------------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net income                     $      492,000        420,000         839,000     (1,259,000) $      492,000
   Adjustments to reconcile net
  income  to net cash provided
  by (used in) operating
  activities:
         Provision for doubtful
       accounts                                -        548,000           8,000              -         556,000
         Depreciation and
       amortization                      279,000        686,000         293,000              -       1,258,000
         Imputed interest on
       non-interest bearing
       notes  payable                     20,000        122,000               -              -         142,000
          Minority interests in
       subsidiaries' income                    -         29,000               -              -          29,000
          Equity in income from
       subsidiaries                   (1,210,000)             -               -      1,259,000          49,000
          Changes in  other
       assets and other
       liabilities                    (3,296,000)      (760,000)      1,971,000              -      (2,085,000)
                                     ------------   ------------   -------------   ------------    ------------
          Net cash provided by
       (used in) operating
       activities                     (3,715,000)     1,045,000       3,111,000              -         441,000
                                     ------------   ------------   -------------   ------------    ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchases of property and
equipment                                      -     (2,909,000)     (2,787,000)             -      (5,696,000)
  Acquisition of MSN, net of
cash acquired                         (2,325,000)             -               -              -      (2,325,000)
  Acquisition of INTERLINK, net
   of cash   acquired                 (8,250,000)             -               -              -      (8,250,000)
                                     ------------   ------------   -------------   ------------    ------------
          Net cash used in
investing activities                 (10,575,000)    (2,909,000)     (2,787,000)             -     (16,271,000)
                                     ------------   ------------   -------------   ------------    ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Payments on capital lease
obligations                              (46,000)             -               -              -         (46,000)
  Payments on notes payable             (444,000)             -               -              -        (444,000)
  Purchase of treasury stock            (332,000)             -               -              -        (332,000)
  Borrowings on line of credit,
net                                            -      1,948,000               -              -       1,948,000
  Proceeds from warrants and
options exercised                      4,909,000              -               -              -       4,909,000
  Proceeds from issuance  of
convertible debt                      10,000,000              -               -              -      10,000,000
                                     ------------   ------------   -------------   ------------    ------------
       Net cash provided by
         financing activities         14,087,000      1,948,000               -              -      16,035,000
                                     ------------   ------------   -------------   ------------    ------------
       Net increase (decrease)
       in cash and cash
       equivalents                      (204,000)        85,000         324,000              -         205,000
                                     ------------   ------------   -------------   ------------    ------------
       Cash and cash
       equivalents at beginning
       of period                           3,000      4,187,000         544,000              -       4,734,000
                                     ------------   ------------   -------------   ------------    ------------
       Cash and cash
         equivalents at end
         of  period               $     (201,000)     4,272,000         868,000              -  $    4,939,000
                                     ============   ============   =============   ============    ============

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1997

                                      Telscape                         Non-
                                     International   Guarantor      Guarantor
                                        Inc.        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                     ------------   ------------   -------------   ------------    ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net income (loss)              $      214,000      1,511,000         (78,000)    (1,433,000) $      214,000
   Adjustments to reconcile net
  income (loss)  to net cash
  provided by operating
  activities:
         Provision for doubtful
       accounts                                -        243,000          11,000              -         254,000
         Depreciation and
       amortization                       29,000        112,000          98,000              -         239,000
         Write-off investment
       in operating venture              196,000              -               -              -         196,000
          Minority interests in
       subsidiaries' income                    -         (1,000)         (3,000)             -          (4,000)
          Equity in income from
       subsidiaries                   (1,433,000)             -               -      1,433,000               -
          Changes in other
       assets and other
       liabilities                     1,078,000      1,079,000         339,000              -       2,496,000
                                     ------------   ------------   -------------   ------------    ------------
          Net cash provided by
       operating activities               84,000      2,944,000         367,000              -       3,395,000
                                     ------------   ------------   -------------   ------------    ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchases of property and
equipment                               (336,000)      (236,000)        (95,000)             -        (667,000)
                                     ------------   ------------   -------------   ------------    ------------
          Net cash used in
investing activities                    (336,000)      (236,000)        (95,000)             -        (667,000)
                                     ------------   ------------   -------------   ------------    ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Payments on capital lease
obligations                              (45,000)             -               -              -         (45,000)
  Proceeds from warrants and
options exercised                          2,000              -               -              -           2,000
                                     ------------   ------------   -------------   ------------    ------------
       Net cash provided by
financing activities                     (43,000)             -               -              -         (43,000)
                                     ------------   ------------   -------------   ------------    ------------
       Net increase (decrease)
       in cash and cash
       equivalents                      (295,000)     2,708,000         272,000              -       2,685,000
                                     ------------   ------------   -------------   ------------    ------------
       Cash and cash
       equivalents at beginning
       of period                         300,000         55,000         140,000              -         495,000
                                     ============   ============   =============   ============    ============
       Cash and cash
equivalents at end of  period     $        5,000      2,763,000         412,000              -  $    3,180,000
                                     ============   ============   =============   ============    ============

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

OVERVIEW

        Telscape is a rapidly growing emerging multinational telecommunications carrier focused on Latin America. The Company provides international wholesale long distance services for calls originating in the United States and terminating in markets in Latin America. As a way to generate increased international long distance traffic to countries it serves, the Company markets long distance services principally to Hispanic consumers in the United States through the distribution of prepaid cards under the TELEFIESTA(R) brand name. In addition to these wholesale and retail international long distance services, the Company also provides a broad range of systems integration and value-added voice and data services to major public and private sector customers in Mexico.

        Telscape intends to significantly expand its facilities-based telecommunications operations over the next 18 months and to broaden its service offerings in markets where it has established, or expects to establish, a significant presence. In June 1998, Telereunion S.A. de C.V. ("Telereunion S.A."), a Mexican corporation and an affiliate of the Company, was granted a long distance concession from the Mexican government. The concession is a 30-year, facilities-based carrier license which allows it to construct and operate a network over which the Company can carry long distance traffic in Mexico ("the Mexican Concession"). Assuming that the Company is able to raise the capital described in Liquidity and Capital Resources, the Company, through Telereunion S.A., intends to construct the Mexican Network, a 4,025 kilometer combined fiber-optic and microwave long distance network, connecting the United States, the Gulf region of Mexico and targeted Mexican cities.

        In May 1996, Telscape began to focus on providing telecommunication services to and in Latin America. The Company acquired all of the stock of Telereunion S.A., the owner of 97.0% of Vextro de Mexico S.A. de C.V. ("Vextro"). Vextro is a Mexico-based systems integration company, with an emphasis on voice solutions. In September 1996, the Company expanded its operations to include international long distance by acquiring Orion Communications, Inc., a U.S.-based reseller of long distance services ("Orion"). In 1997, the Company expanded its systems integration service offerings by acquiring Integracion de Redes,

S.A. de C.V. ("Integracion") and N.S.I., S.A. de C.V. ("N.S.I."), both focused on data services and based in Mexico City, Mexico.

        In January 1998, Telscape acquired MSN Communications, Inc. ("MSN"), a leading provider of Prepaid Cards that are marketed under the TELEFIESTA(R) brand name to Hispanic consumers residing in the United States. The MSN acquisition enhances Telscape's international long distance business by providing a retail platform, enhancing its ability to market additional products and services to Hispanic customers and increasing its ability to generate significant returns of U.S.-outbound traffic to Latin America. The Company plans to leverage the TELEFIESTA(R) brand recognition in other Latin American countries after obtaining the required licenses.

        Effective June 1, 1998, the Company through its newly-formed subsidiary Interlink Communications Holding Co., Inc. ("INTERLINK") acquired California Microwave Services Division, Inc. for $8.2 million in cash, subject to post-closing adjustments. INTERLINK provides the Company with a teleport facility in California, thereby enhancing the Company's position as an integrated telecommunications provider and contributing to the Company's ability to provide satellite capacity to its targeted markets in Latin America.

        In June 1998, Telereunion S.A. received the Mexican Concession. The Company believes that the Mexican Concession will enhance its service offerings to business customers in Mexico while allowing it to reduce its cost of international termination in Mexico.

        Telscape intends to capitalize on the deregulating markets of Latin America by providing international long distance services to and from targeted Latin American countries. The Company also intends to position itself as an integrated telecommunications provider in Mexico through the construction of the Mexican Network under its recently granted Mexican Concession. The Company believes that owning a long distance network in Mexico, combined with an expanding international telecommunications network, will increase the percentage of minutes of traffic carried on-net, enable it to increase margins and profitability and ensure quality of service on both international and domestic long distance traffic.

REVENUES

        During 1997, the Company derived its revenues principally from the provision of systems integration and value-added services in Mexico and from the sale of U.S. outbound international long distance services to Latin America. In 1998, with the addition of prepaid card revenues generated by recently acquired MSN, the Company's revenue mix changed.

        The Company also provides domestic and international long distance services through the sale of prepaid cards. The Company has in the past entered into, and may in the future enter into, arrangements with third parties whereby these parties provide, at a fixed cost to the Company, the long distance telecommunications services for the prepaid cards that the Company sells. The Company recognizes revenues from the sale of prepaid cards under these agreements at the time of shipment. In other cases, third parties provide telecommunications services for the prepaid cards and bills the Company for such services based on customer usage. The Company recognizes revenues from the sale of prepaid cards under these agreements at the time of customer usage.

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

        In May 1998, one of the Company's wholesale long distance customers filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Additionally, an affiliate of this customer provided switching services and the Company's prepaid card platform and arranged for other carriers to provide telecommunications services for the Company's prepaid cards. The Company had paid the affiliate of the customer for the telecommunications services at the time the prepaid cards were activated. After the bankruptcy, such affiliate was unable to provide these services. Because the Company continued to provide service to its prepaid card customers by working directly with the underlying service providers, this resulted in the Company paying for certain of the telecommunications services a second time. The overall impact of the bankruptcy filing to the operating income of the Company for the second quarter 1998, including additional prepaid card service costs, the write-off of uncollectible receivables and the lost margin contribution from the loss of a wholesale long distance customer, is estimated at approximately $2.0 million. This bankruptcy is not expected to have a material impact on the Company's future operating results.

GROSS MARGIN

        The Company has enjoyed strong gross profits from its international long distance and systems integration services to date; however, as these markets become more competitive, the Company has been experiencing a decline in gross profit percentage. The effects of this decline are expected to be mitigated by the Company's strategy of focusing on providing long distance services in deregulating markets, particularly in Latin America, and on providing value-added services, where it can enjoy higher gross profit percentages. In addition, gross profits as a percentage of revenues from the Company's newly-acquired prepaid card business are significantly lower than those of the wholesale international long distance and systems integration businesses. As such, overall gross profit as a percentage of revenues has declined in the first half of 1998 as compared to fiscal 1997 and may continue to decline to the extent that prepaid card revenues increase as a percentage of overall revenues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

        REVENUES increased from $6,170,000 in 1997 to $32,378,000 in 1998. This increase of $26,208,000, or 425%, was due principally to the acquisition of MSN completed in the first quarter of 1998, increased revenues of wholesale international long distance and, to a lesser extent, revenues associated with the acquisitions of Integracion completed effective July 1, 1997, N.S.I completed effective October 1, 1997 and INTERLINK completed effective June 1, 1998.

        COST OF REVENUES increased from $3,468,000 in 1997 to $28,598,000 in 1998, or $25,130,000. The 725% increase in cost of revenues was due principally to the incremental cost of revenues associated with the acquisition of MSN, the increase in the sale of international long distance services and, to a lesser extent, the incremental cost of revenues attributable to the acquisitions of Integracion, N.S.I and INTERLINK. The cost of revenues as a percentage of revenues increased from 56.2% to 88.3%, or 32.1%, due principally to the higher cost of revenues as a percentage of revenues associated with the sale of prepaid phone cards. In addition, cost of revenues was negatively impacted by the additional costs, estimated at $766,000, incurred on the Company's prepaid card services as a result of the bankruptcy of a customer as discussed above.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $1,921,000 in 1997 to $3,552,000 in 1998, or $1,631,000. The 84.9% increase in
SG&A was due principally to the incremental SG&A related to the operations of the acquisitions of Integracion, N.S.I., MSN and INTERLINK and, to a lesser extent, increased staffing at existing operations of the systems integration business and the wholesale long distance business to meet the additional resource requirements from the growth of these operations. In addition, SG&A was negatively impacted by the write off of receivables, of approximately $541,000, due from the customer which filed for bankruptcy as discussed above.

        Overall SG&A as a percentage of revenues decreased from 31.1% to 11.0%, or 20.1%. This decrease was due principally to the lower SG&A expenses as a percentage of revenues associated with MSN and to the growth in overall revenues rapidly outpacing the growth in SG&A expenses. This improvement was partially offset by the write off of receivables due from the customer which filed for bankruptcy as discussed above.

        DEPRECIATION AND AMORTIZATION increased from $85,000 in 1997 to $689,000 in 1998, or $604,000. This increase is due to an increase in goodwill amortization primarily due to the vesting of performance based warrants issued in connection with the Telereunion acquisition, which resulted in additional goodwill being recognized on December 31, 1997 and goodwill recognized on the Integracion, N.S.I., MSN and INTERLINK acquisitions. In addition, depreciation increased as a result of the Company's continuing expansion of its international wholesale long distance network which includes purchases of switches and other telecommunications equipment and facilities. The Company expects depreciation expense to increase as it continues to expand its telecommunications network.

        OTHER INCOME (EXPENSE) decreased from $(293,000) in 1997 to $(211,000) in 1998, or $82,000. In 1997 the Company wrote off its $196,000 investment in Elterix, an operating joint venture, and incurred a litigation settlement expense of $128,000. These items were offset by interest expense associated with the increase in the Company's level of borrowings in 1998 including notes issued in connection with the Integracion and MSN acquisitions, and the Convertible Subordinated Debentures and Convertible Debentures issued in connection with the INTERLINK acquisition.

        INCOME TAX BENEFIT (EXPENSE) decreased from $135,000 in 1997 to $68,000 in 1998. The Company's overall effective tax rate for the three months ended June 30, 1998 is a combination of the Company paying taxes on its profitable Mexican operations at Mexican statutory tax rates of 34% and the Company realizing a tax benefit on losses incurred on its U.S. operations.

        NET INCOME (LOSS). The Company experienced net income of $538,000 in 1997 as compared to a net loss of $(662,000) in 1998 due to a combination of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

        REVENUES increased from $9,941,000 in 1997 to $65,777,000 in 1998. This increase of $55,836,000, or 562%, was due principally to the acquisition of MSN completed in the first quarter of 1998, increased revenues of wholesale international long distance and, to a lesser extent, revenues associated with the acquisitions of Integracion completed effective July 1, 1997, N.S.I completed effective October 1, 1997 and INTERLINK completed effective June 1, 1998.

        COST OF REVENUES increased from $5,994,000 in 1997 to $57,056,000 in 1998, or $51,062,000. The 852% increase in cost of revenues was due principally to the incremental cost of revenues associated with the acquisition of MSN, the increase in the sale of international long distance services and, to a lesser extent, the incremental cost of revenues attributable to the acquisitions of Integracion, N.S.I and INTERLINK. The cost of revenues as a percentage of revenues increased from 60.3% to 86.7%, or 26.4%, due principally to the higher cost of revenues as a percentage of revenues associated with the sale of prepaid phone cards. In addition, cost of revenues was negatively impacted by the additional costs, estimated at $766,000, incurred on the Company's prepaid card services as a result of the bankruptcy of a customer as discussed above.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $3,399,000 in 1997 to $5,705,000 in 1998, or $2,306,000. The 67.8% increase in
SG&A was due principally to the incremental

SG&A related to the operations of the acquisitions of Integracion, N.S.I., MSN and INTERLINK and, to a lesser extent, increased staffing at existing operations of the systems integration business and the wholesale long distance business to meet the additional resource requirements from the growth of these operations. In addition, SG&A was negatively impacted by the write off of receivables, approximately $541,000, due from the customer which filed for bankruptcy as discussed above.

        Overall SG&A as a percentage of revenues decreased from 34.2% to 8.7%, or 25.5%. This decrease was due principally to the lower SG&A expenses as a percentage of revenue associated with MSN and to the growth in overall revenues rapidly outpacing the growth in SG&A expenses. This improvement was partially offset by the write off of receivables due from the customer which filed for bankruptcy as discussed above.

        DEPRECIATION AND AMORTIZATION increased from $239,000 in 1997 to $1,258,000 in 1998, or $1,019,000. This increase is due to an increase in goodwill amortization primarily due the vesting of performance based warrants issued in connection with the Telereunion acquisition, which resulted in additional goodwill being recognized on December 31, 1997 and goodwill recognized on the INTERLINK, MSN, Integracion and N.S.I. acquisitions. Depreciation increased as a result of the Company's continuing expansion of its international wholesale long distance network which includes purchases of switches and other telecommunications equipment and facilities. The Company expects depreciation expense to increase as it continues to expand its telecommunications network.

        OTHER INCOME (EXPENSE) increased from $(266,000) in 1997 to $(342,000) in 1998, or $76,000. This increase was mainly due to an increase in the Company's level of borrowings including notes issued in connection with the Integracion and MSN acquisitions, and the Convertible Subordinated Debentures and Convertible Debentures issued in connection with the INTERLINK acquisition. In 1997 the Company wrote off its $196,000 investment in Elterix, an operating joint venture, and incurred a litigation settlement expense of $128,000.

        INCOME TAX BENEFIT (EXPENSE) changed from an income tax benefit of $167,000 in 1997 to an income tax expense of $(895,000) in 1998. The tax benefit realized in 1997 is a result of the Company's utilization of its loss carryforwards to offset taxable income and the recognition of a portion of the deferred tax benefits related to the Company's tax loss carryforward. The effective tax rate for the six months ended June 30, 1998, is higher than the U.S. and Mexico statutory rates of 34% due to permanent differences, the most significant of which is the nondeductible nature of goodwill amortization.

        NET INCOME (LOSS). The Company experienced a net income of $214,000 in 1997 as compared to a net income of $492,000 in 1998 due to a combination of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $3,395,000 and $441,000 for the six months ended June 30, 1997 and June 30, 1998, respectively. The decrease in net cash provided by operations in 1998 as compared to 1997 was due primarily to an increase of value added tax receivables of approximately $2.1 million, additional costs on the Company's prepaid card services and the write off of receivables associated with the bankruptcy of a customer.

        Net cash used in investing activities was $(667,000) and $(16,271,000) for the six months ended June 30, 1997 and June 30, 1998, respectively. In the six months ended June 30, 1998, the Company expended approximately $5.7 million on purchases of, or deposits on, property and equipment as part of the Company's network expansion strategy. In addition, the Company acquired MSN for $2.3 million, net of cash acquired and INTERLINK for $8.3 million, net of cash acquired.

        Net cash provided by (used in) financing activities was $(43,000) and $16,035,000 for the six months ended June 30, 1997 and June 30, 1998, respectively. In December 1997, the Company announced its intention to redeem publicly traded warrants to purchase an aggregate of 525,000 common shares with a 30 day notice requirement. This announcement resulted in 475,535 warrants being exercised prior to the redemption date. The Company realized net proceeds from these exercises of $3.7 million, of which $2.7 million was received subsequent to year-end. The company raised $10.0 million from the issuance of Convertible Subordinate Debentures and Convertible Debentures. In addition, the Company realized $2.2 million in proceeds from the exercise of options and warrants.

        As of June 30, 1998, the Company had cash and cash equivalents of $4,939,000 and negative working capital of $2,552,000. Included in current liabilities is $5.0 million in Convertible Debentures which mature on May 29, 1999.

        In the first and second quarter of 1998, the Company continued its strategic plans to significantly expand the Company's facilities and capacity related to its long distance services and Prepaid Card business lines. Through June 30, 1998, the Company has expended or placed purchase orders for equipment purchases for a total in excess of $9.0 million relating to these business expansions. Management does not expect that cash generated from operations will be adequate to fund these capital investments.

RECENT FINANCINGS AND SOURCES OF CAPITAL

        On May 1, 1998, the Company issued $3,000,000 in 8% Convertible Subordinated Debentures (the "Convertible Subordinated Debentures") maturing three years from closing (the "First Draw"). On May 28, 1998, the Company issued an additional $1,000,000 of the Convertible Subordinated Debentures (the "Second Draw"). On June 30, 1998, the Company issued an additional $1,000,000 of the Convertible Subordinated Debentures (the "Third Draw"). The Convertible Subordinated Debentures are convertible by the holder into shares of Common Stock at a price equal to $26 per share for the First Draw, $29 per share for the Second Draw and $26 per share for the Third Draw, until November 1, 1998, and thereafter, at the lesser of (i) $26 per share for the First Draw, $29 per share for the Second Draw and $26 per share for the Third Draw or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Common Stock for the 20 trading days preceding the conversion date. If the Common Stock trades below $15 per share for the First Draw, $16.66 per share for the Second Draw and $15 for the Third Draw for three consecutive trading days, the Company may redeem all or part of such Convertible Subordinated Debentures at 107% of face value plus any accrued interest in the event the holder elects to convert. The Company's obligation to make interest payments on the Convertible Subordinated Debentures terminates if the price of Common Stock closes for twenty consecutive trading days at or above $30 per share for the First Draw, at or above $33.50 per share for the Second Draw and at or above $30 per share for the Third Draw, adjusted, without limitation, for any stock splits or combinations. In connection with the Convertible Subordinated Debentures, the holder also received warrants to purchase an aggregate of 8,952 share of Common Stock at an exercise price of $16.76 per share for the First Draw, warrants to purchase an aggregate of 2,427 shares of Common Stock at $20.60 per share for the Second Draw and warrants to purchase an aggregate of 6,382 shares of Common Stock at $15.67 per share for the Third Draw. The warrants have a term of three years from the effectiveness of a registration statement covering such warrants.

        The Company is required to pay an exit fee in connection with any prepayment of principal to be made under the Convertible Subordinated Debentures (the "Convertible Subordinated Exit Fee"). The Convertible Subordinated Exit Fee varies depending upon the date of payment, and is equal to (i) 6.6% if the payment is made within 90 days after the closing of each respective draw, (ii) 7.2% if payment is made after 90 days and up to 180 days after the closing of each respective draw, (iii) 8.8% if payment is made after 180 days and up to 270 days after the closing of each respective draw and (iv) 10.0% if payment is made after 270 days after the closing of each respective draw. The Convertible Subordinated Exit Fee is adjusted on a pro rata basis to the extent that the prepayment is made between periods except that a minimum Convertible Subordinated Exit Fee of 6.6% is required if the prepayment is made prior to 90 days after closing.

        On May 29, 1998, the Company issued $5,000,000 in 8% Convertible Debentures (the "Convertible Debentures") maturing one year from closing. The Convertible Debentures are convertible by the holder into shares of Common Stock at a price equal to $29.00 per share until November 1, 1998, and thereafter, at the lesser of (i) $29.00 per share or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Common Stock for the 20 trading days preceding the conversion date. If the Common Stock trades below $16.66 for three consecutive trading days, the Company may redeem all or part of such Convertible Debentures at 107% of face value plus any accrued interest in the event the holder elects to convert. The Company's obligation to make interest payments on the Convertible Debentures terminates (i) in the event the Common Stock closes, for twenty consecutive trading days, at or above $33.50 per share, adjusted, without limitation, for any stock splits or combinations, (ii) when a registration statement covering the Convertible Debentures is effective and (iii) if there exists no event of default under the Convertible Debentures. The Convertible Debentures are secured by a pledge of the Company's stock in Telereunion and the Company's preferred stock in INTERLINK. In addition, the Convertible Debentures are guaranteed by INTERLINK and such guaranty is collateralized by a security agreement covering all of INTERLINK's assets. In connection with the Convertible Debentures, the holder also received warrants to purchase an aggregate of 12,136 shares of Common Stock at an exercise price of $20.60 per share. The warrants have a term of three years from the effectiveness of the registration statement covering such warrants.

        The Company is required to pay an exit fee in connection with any prepayment of principal to be made under the Convertible Debentures (the "Convertible Exit Fee"). The Convertible Exit Fee varies depending upon the date of payment, and is equal to (i) 6.5% if the payment is made within 90 days after May 29, 1998, (ii) 13.0% if payment is made after 90 days and up to 180 days after May 29, 1998, (iii) 19.0% if payment is made after 180 days and up to 270 days after May 29, 1998 and (iv) 25.0% if payment is made after 270 days and up to 365 days after May 29, 1998. The Convertible Exit Fee with respect to any payment made after May 28, 1999 shall be equal to (a) 25.0% plus (b) 25.0% multiplied by the number of days elapsed from May 28, 1999 divided by 365. The Convertible Exit Fee is adjusted on a pro rata basis to the extent that the prepayment is made between periods during the first twelve months except that a minimum Convertible Exit Fee of 6.5% is required if the prepayment is made prior to 90 days after closing.

        Approximately $8.2 million of the proceeds from the Convertible Subordinated Debentures and the Convertible Debentures were used to finance the INTERLINK Acquisition and the remainder was utilized for capital investments and general working capital purposes.

        On March 12, 1998, the Company entered into the Revolving Credit Facility with a commercial bank which provided for borrowings up to $1.3 million subject to adequate levels of eligible accounts receivable. Borrowings are secured by the accounts receivable of Telscape USA and MSN. This facility provides that borrowings will bear interest at floating rates of prime plus 1% and expires in six months. The Company renegotiated the terms of the Revolving Credit Facility to provide for borrowings of up to $2.5 million and extended the term of the facility to July 31, 1999. As of June 30, 1998, the Company had drawn $1.9 million on this facility.

        Telscape USA and MSN have obtained a waiver under the Revolving Credit Facility to (i) permit the Guarantee of the Notes described below by Telscape USA and MSN and (ii) waive the defaults under the minimum current ratio, minimize tangible net worth and prohibition on quarterly loss covenants.

         The Company has also negotiated terms with certain of its equipment vendors which call for extended payment terms and increased credit lines, including two lines of credit each of up to $2.0 million, with 60 day and 90 day payment terms, respectively.

        In June 1998, the Company financed the purchase of $1.4 million of equipment by entering into an equipment lease arrangement with a financing company which provides for monthly lease payments of $27,500, including principal and interest, through May 31, 2003. The lease obligation is secured by the financed equipment.

        In July 1998, the Company financed the purchase of $972,000 of equipment by entering into two equipment lease arrangements with a financing company which provide for monthly lease payments of $22,100, including principal and interest through July 6, 2003. The lease obligations are secured by the financed equipment.

        In July 1998, the Company financed the purchase of $243,000 of equipment by entering into an equipment lease arrangement with a financing company which provides for monthly lease payments of $6,600, including principal and interest through July 14, 2002. The lease obligation is secured by the financed equipment.

        In July 1998, the Company received a commitment from a financing company to fund equipment purchases of up to $6.0 million dollars through May 1999. This financing is structured as loans maturing three years from funding at interest rates 550 basis points above the Federal Reserve Treasury Constant Maturity Rate (as defined). The Company expects to close this transaction in August.

        In July 1998, the Company filed two Registration Statements with the Securities and Exchange Commission for the offering and sale of (i) $125.0 million in Senior Unsecured Notes (the "Notes") due 2008 and (ii) 3,400,000 shares of the Company's Common Stock. The consummation of each respective offering is not a condition precedent to the consummation of the other offering. The Company intends to utilize the net proceeds from the offerings estimated at $163.5 million as follows: (i) approximately $137.0 million towards the construction of the Mexican Network; (ii) approximately $15.0 million to acquire international switching and transmission facilities; and (iii) the balance to pursue joint ventures, strategic alliances or acquisitions and for working capital and other general corporate purposes.

        The Company intends to finance its growth and additional capital investments required for its planned facility expansions through cash generated from operations, additional financing through commercial lenders and additional lease financing and the sale of debt and equity securities (or a combination of both). There can be no assurance that the cash generated from operations will be sufficient or that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. Additional funding through the incurrence of additional debt or sale of additional equity (or a combination of both) may be required to meet the Company's growth plans, although there can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If necessary funds are not available, the Company's business and results of operations and the future expansion of its business could be materially adversely affected.

ESCROW AGREEMENT

    Pursuant to the Texas Securities Act of 1957, the Texas State Securities Commissioner has the discretion to require that an issuer offering and selling securities to the residents of Texas in a public offering deposit certain outstanding securities in escrow. In that regard, certain former officers and directors of the Company, as well as two other individuals (collectively, the "Escrow Shareholders"), are parties to a Stock Escrow Agreement (the "Escrow Agreement") dated August 8, 1994. The Escrow Agreement was required by the Texas State Securities Commissioner as a condition to the registration of securities in Texas in connection with the Company's initial public offering. The Escrow Agreement provides that a total of 415,503 shares of Common Stock ("Escrow Shares") and 55,779 shares of Common Stock issuable upon the exercise of options ("Escrow Options") be held in escrow for a period of not less than two years and not more than ten years. The terms of the Escrow Agreement provide further that Escrow Shares and Escrow Options may be released from escrow provided certain performance requirements of the Company ("Performance Requirements") are met. For instance, if the Common Stock trades at a price per share of at least $11.81 for at least ninety (90) consecutive trading days then the Escrow Shares and Escrow Options are automatically released from escrow.

        During the first quarter of 1998, the Company and the Escrow Shareholders entered into agreements, which resulted in (i) the early termination of the Escrow Agreement in July 1998, (ii) the repurchase by the Company of certain of the Escrow Shares at a significant discount to market and
(iii) the resolution of a disagreement with certain of the Escrow Shareholders concerning the validity of the Escrow Options. The agreements called for the Escrow Shareholders to sell a total of 101,417 Escrow Shares to the Company for $985,580, or $9.72 per share, of which 25% was paid by the Company upon execution of the agreements and 75% was scheduled to be paid on July 6, 1998. In addition, the Escrow Shareholders signed a lock-up agreement ("Escrow Lock-Up"), ending on July 6, 1998, for any Escrow Shares which were not sold to the Company; provided, however, that if any of the Performance Requirements be met during the Escrow Lock-Up, the Escrow Lock-Up would terminate automatically. Finally, certain of the Escrow Shareholders agreed to the termination of approximately 40,000 of the Escrow Options, which had an exercise price of $0.80 per share. On May 1, 1998, the Company agreed to reduce the number of Escrow Shares required to be sold to the Company, resulting in a reduction in the total number of Escrow Shares being repurchased to 86,417 Escrow Shares for total consideration of $873,000, or $10.10 per share.

        In July 1998, the Company assigned the rights to purchase 80,257 of the Escrow Shares to Preferred Capital Markets, Inc. ("Preferred"). In return for the assignment, Preferred paid the Company $725,000 for the assignment. The Company has no further obligations in connection with the Escrow Shares.

RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF A BUSINESS ENTERPRISE," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

        SFAS No. 132, "Employers' Disclosure about Pensions and other Postretirement Benefits" standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. The statement is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated.

        SFAS No.'s 130, 131 and 132 are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of these statements is not expected to have a material effect on the Company's financial statement disclosures.

        SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

        Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its financial statements.

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

        The Company is also pursuing a strategy of growth through selective acquisitions. However, there can be no assurance that any acquisition will be completed, that attractive candidates will be identified in the future, that the Company will be successful in raising the capital to fund such acquisitions, or that, if completed, any acquisition will be beneficial to the Company.

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

YEAR 2000 PLANS

        In anticipation of the year 2000, management has developed a plan to review software that was internally developed or externally purchased or licensed, and also to review with its key vendors and service providers their software, for compliance with Year 2000 processing requirements. In accordance with Emerging Issues Task Force Consensus No. 96-14, "ACCOUNTING FOR THE COSTS ASSOCIATED WITH MODIFYING COMPUTER SOFTWARE FOR THE YEAR 2000," the Company will expense all costs as incurred. The Company does not believe that such costs will have a material impact on the financial results of the Company.

PART II.       OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits. See Index to Exhibits on page 19.

               (b) Reports on Form 8-K.

        On June 11, 1998, the Company filed a report on Form 8-K reporting that the Company had entered into an agreement to acquire all of the outstanding shares of California Microwave Services Division, Inc.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Telscape International, Inc.
                                         (Registrant)


Date: August 14, 1998                    By:
                                             E. Scott Crist
                                             President and Chief Executive
                                             Officer

Date: August 14, 1998                    By:
                                             Todd M. Binet
                                             Executive Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Chief Accounting
                                             Officer)

                                INDEX OF EXHIBITS

EXHIBIT NO.           DESCRIPTION
-----------           -----------
   3.1         -      Articles of Incorporation of the Registrant, as amended (filed as Exhibit
                      3.1 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

   3.2         -      Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Company's
                      Registration Statement No. 33-80542-D and incorporated herein by reference)

   4.1        -       Form of Certificate evidencing Common Stock (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

   4.2         -      Form of Warrant Agreement between American Stock Transfer & Trust Company and the Company (filed as Exhibit 4.2 to the Company's Registration
                      Statement No. 33-80542-D and incorporated herein by reference)

  4.3          -      Form of Warrant Certificate evidencing the Warrants (filed as Exhibit 4.3 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

   4.4         -      Securities Purchase Agreement between Deere Park Capital Management, LLC and
                      Telscape International, Inc. dated as of May 1, 1998;  Registration Rights
                      Agreement dated as of May 1, 1998 between Telscape International, Inc. and
                      Deere Park Capital Management, LLC; Form of Convertible Subordinated Debenture
                      for $3,000,000 dated May 1, 1998; Form of Stock Purchase Warrant to Purchase
                      8,952 shares of Common Sock of Telscape International, Inc. dated May 1, 1998
                      (filed as Exhibit 4.4 to the Company's Report on Form 10Q for the quarter ended March 31, 1998 and incorporated herein by reference)

 4.5           -      Stock Purchase Agreement dated May 18, 1998, by and among Telscape
                      International, Inc.; California Microwave, Inc., and California Microwave
                      Services Divisions, Inc. together with a Form of Supply Agreement between
                      California Microwave, Inc. and California Microwave Services Division, Inc.
                      as Exhibit B (all filed as Exhibit 10.1 to the Company's Report on Form 8-K dated June 9, 1998 and incorporated herein by reference)

  4.6          -      A Form of Convertible Subordinated Debenture in the principal amount of
                      $1,000,000 between Deere Park Capital Management, LLC and Telscape
                      International, Inc. dated as of May 28, 1998; and a form of Stock Purchase
                      Warrant to Purchase 2,427 shares of Common Stock of Telscape International,
                      Inc. dated May 28, 1998 (all filed as Exhibit 10.3 to the Company's Report on Form 8-K dated June 9, 1998 and incorporated herein by reference)

  4.7          -      Securities Purchase Agreement dated May 29, 1998 by and between Telscape
                      International, Inc. and Gordon Brothers Capital, LLC ("Gordon Brothers");
                      together with a Form of Convertible Debenture in the principal amount of
                      $5,000,000 payable to Gordon Brothers attached as Exhibit A;  a Form of
                      Stock Purchase Warrant for Gordon Brothers for 12,136 shares of Common
                      Stock of Telscape International, Inc. as Exhibit B;  and a Registration
                      Rights Agreement by and between Gordon Brothers and Telscape International,
                      Inc. as Exhibit C (all filed as Exhibit 10.4 to the Company's Report on
                      Form 8-K dated June 9, 1998 and incorporated herein by reference)

  4.8          -      Equity Purchase Agreement by and between Interlink Communications Holding
                      Co., Inc. and each of Telscape International, Inc., E. Russell Hardy,
                      Stephen Strohman, Monty J. Moore, and Salvador Giblas dated as of May 18,
                      1998 (all filed as Exhibit 10.5 to the Company's Report on Form 8-K dated
                      June 9, 1998 and incorporated herein by reference)

  4.9          -      Form of Employment Agreement by and between California Microwave Services
                      Division, Inc. and E. Russell Hardy dated as of May 18, 1998 (all filed as
                      Exhibit 10.6 to the Company's Report on Form 8-K dated June 9, 1998 and incorporated herein by reference)

  4.10         -      Form of Employment Agreement by and between California Microwave Services
                      Division, Inc. and Stephen Strohman dated as of May 18, 1998 (all filed as
                      Exhibit 10.7 to the Company's Report on Form 8-K dated June 9, 1998 and incorporated herein by reference)

  4.11         -      Form of Consulting Agreement by and between California Microwave Services
                      Division, Inc. and Salvador Giblas dated as of May 18, 1998 (all filed as
                      Exhibit 10.8 to the Company's Report on Form 8-K dated June 9, 1998 and incorporated herein by reference)

*27.1          -      Financial Data Schedule

-----------------
*Filed herein