Form 10-Q
period 1998-09-30
TELSCAPE INTERNATIONAL INC
filed 1998-11-17
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

   [X] Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 1998

   [ ] Transition report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transitional period from _________ to _________

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

                            Yes [X]   No [ ]

      5,690,846 shares of Registrant's common stock ($.001 Par Value) were outstanding as of November 10, 1998.

                          Telscape International, Inc.
                                Table of Contents
                                    Form 10-Q
                               September 30, 1998


                                                                    PAGE
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            Condensed Consolidated Balance Sheets
            As of December 31, 1997 and
            September 30, 1998 (unaudited) .........................   1

            Unaudited Condensed Consolidated
            Statements of Operations -
            Three Months and Nine Months
            Ended September 30, 1997 and 1998 ......................   2

            Unaudited Condensed Consolidated
            Statements of Cash Flows - Nine Months
            Ended September 30, 1997 and 1998 ......................   3

            Notes to Unaudited Condensed Consolidated
            Financial Statements ...................................   5

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations ........  23


PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K .....................  35

                  (a) Exhibits

                  (b) Reports on Form 8-K

      Signatures ...................................................  36

                          TELSCAPE INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         ASSETS

                                                               -----------------------------
                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                   1997            1998
                                                               ------------    -------------
                                                                                (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ................................   $  4,734,000    $  7,201,000
  Accounts receivable, less allowance for doubtful
    accounts of $200,000 and $393,000 (unaudited),
    respectively ...........................................      6,276,000      14,028,000
  Inventories ..............................................      4,305,000       5,287,000
  Prepaid expenses and other ...............................      2,674,000       5,245,000
  Deferred income taxes ....................................        517,000         334,000
                                                               ------------    ------------
   Total current assets ....................................     18,506,000      32,095,000
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation .............................................      2,679,000      14,999,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated
  amortization .............................................     17,674,000      31,699,000
OTHER ASSETS ...............................................        776,000       1,734,000
                                                               ------------    ------------
              Total assets .................................   $ 39,635,000    $ 80,527,000
                                                               ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................................   $ 10,756,000    $ 22,050,000
  Accrued expenses .........................................      3,303,000       7,901,000
  Current portion of notes payable and capital
    lease obligations ......................................        508,000       2,954,000
  Convertible debentures ...................................           --         4,994,000
  Deferred income taxes ....................................        270,000         328,000
                                                               ------------    ------------
   Total current liabilities ...............................     14,837,000      38,227,000

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net
  of current portion .......................................      2,676,000       1,568,000
CONVERTIBLE SUBORDINATED DEBENTURES ........................           --         4,929,000
MINORITY INTERESTS .........................................         34,000          49,000
COMMITMENTS AND CONTINGENCIES ..............................           --              --

SERIES B NON-VOTING PREFERRED STOCK,
  $.001 par value, 380,000 and 0 shares,
  respectively, authorized issued and
  outstanding, mandatorily redeemable as
  certain performance measures were achieved ...............           --              --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
    shares authorized; without defined
    preference rights ......................................           --              --
  Series A preferred stock, $.001 par value,
    1,000,000 shares authorized ............................           --              --
  Common stock, $.001 par value, 25,000,000 shares
    authorized; 4,104,027 and 5,681,493 issued, respectively          4,000           6,000
  Additional paid-in capital ...............................     25,232,000      38,129,000
  Accumulated deficit ......................................     (2,851,000)     (1,490,000)
  Treasury stock ...........................................       (297,000)       (891,000)
                                                               ------------    ------------
           Total stockholders' equity ......................     22,088,000      35,754,000
                                                               ------------    ------------
           Total liabilities and stockholders'
             equity ........................................   $ 39,635,000    $ 80,527,000
                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                     ------------------------------    ------------------------------
                                           1997           1998              1997            1998
                                     -------------    -------------    -------------    -------------
REVENUES .........................   $  12,192,000    $  36,529,000    $  22,134,000    $ 102,306,000
COST OF REVENUES .................       8,455,000       29,727,000       14,449,000       86,783,000
                                     -------------    -------------    -------------    -------------
GROSS PROFIT .....................       3,737,000        6,802,000        7,685,000       15,523,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ........       2,376,000        3,660,000        5,775,000        9,365,000
DEPRECIATION AND AMORTIZATION ....         192,000          960,000          431,000        2,218,000
                                     -------------    -------------    -------------    -------------
OPERATING INCOME .................       1,169,000        2,182,000        1,479,000        3,940,000

OTHER INCOME (EXPENSE):
  Interest income ................          40,000           45,000           66,000          308,000
  Interest expense ...............         (84,000)        (380,000)        (110,000)        (894,000)
  Foreign exchange gain (loss) ...         (29,000)        (581,000)          (2,000)        (768,000)
  Other, net .....................          14,000          241,000         (280,000)         337,000
                                     -------------    -------------    -------------    -------------
      Total other expense, net ...         (59,000)        (675,000)        (326,000)      (1,017,000)
                                     -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS .............       1,110,000        1,507,000        1,153,000        2,923,000
INCOME TAX BENEFIT (EXPENSE) .....          79,000         (652,000)         246,000       (1,547,000)
                                     -------------    -------------    -------------    -------------
INCOME BEFORE MINORITY INTERESTS .       1,189,000          855,000        1,399,000        1,376,000
MINORITY INTERESTS IN SUBSIDIARIES          13,000           14,000           17,000          (15,000)
                                     -------------    -------------    -------------    -------------
NET INCOME .......................   $   1,202,000    $     869,000    $   1,416,000    $   1,361,000
                                     =============    =============    =============    =============

EARNINGS PER SHARE:
  Basic ..........................   $        0.31    $        0.16    $        0.36    $        0.28
  Diluted ........................   $        0.15    $        0.11    $        0.18    $        0.17

WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic ..........................       3,868,724        5,547,651        3,904,574        4,877,604
  Diluted ........................       7,857,884        8,228,284        7,777,578        7,788,139


   The accompanying notes are an integral part of these financial statements.

                          TELSCAPE INTERNATIONAL, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                   -----------------------------
                                                        1997            1998
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................   $  1,416,000    $  1,361,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for doubtful accounts ..............        450,000         556,000
  Depreciation and amortization ................        431,000       2,218,000
  Imputed interest on non-interest bearing
    notes payable and amortization of discount
    on convertible notes .......................         68,000         212,000
  Write-off of investment in operating venture .        196,000            --
  Deferred income taxes ........................       (209,000)        290,000
  Minority interest in subsidiaries' income
   (loss) ......................................        (17,000)         15,000
  Changes in assets and liabilities:
    Accounts receivable ........................     (1,249,000)     (5,672,000)
    Inventories ................................         96,000        (191,000)
    Prepaid and other assets ...................     (1,713,000)     (2,579,000)
    Accounts payable ...........................      5,789,000       9,490,000
    Accrued expenses ...........................        682,000         991,000
                                                   ------------    ------------
Net cash provided by operating activities ......      5,940,000       6,691,000
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..........       (926,000)     (9,194,000)
  Proceeds from asset sale leaseback ...........        119,000            --
  Cash acquired in acquisition of Integracion,
    net of purchase price ......................        177,000            --
  Acquisition of MSN, net of cash acquired .....           --        (2,325,000)
  Acquisition of INTERLINK, net of cash acquired           --        (8,250,000)
                                                   ------------    ------------
Net cash used in investing activities ..........       (630,000)    (19,769,000)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations ........        (62,000)        (55,000)
  Payments on notes payable ....................           --          (538,000)
  Purchase of treasury shares ..................           --          (594,000)
  Borrowings on line of credit, net ............           --         1,948,000
  Proceeds from issuance of common stock .......         15,000            --
  Proceeds from exercise of options and warrants           --         4,784,000
  Proceeds from issuance of convertible debt ...           --        10,000,000
                                                   ------------    ------------
Net cash provided by (used in) financing
  activities ...................................        (47,000)     15,545,000
                                                   ------------    ------------

Net increase in cash and cash equivalents ......      5,263,000       2,467,000
                                                   ------------    ------------
Cash and cash equivalents at beginning of period        495,000       4,734,000
                                                   ------------    ------------
Cash and cash equivalents at end of period .....   $  5,758,000    $  7,201,000
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                          TELSCAPE INTERNATIONAL, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 ----------------------------
                                                     1997           1998
                                                 ------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid ..............................   $    84,000    $   398,000

  Income taxes paid ..........................       451,000      1,334,000
NON-CASH TRANSACTIONS:
Property and equipment acquired by
execution of capital lease obligation ........       329,000           --

Issuance of common stock and promissory
  notes in connection with acquisition of MSN:
      Promissory Notes .......................          --          672,000
      Common Stock ...........................          --          880,000

Issuance of notes and acquisition of treasury
  shares in litigation settlement :
       Litigation settlement .................        (3,000)          --
       Treasury stock ........................      (297,000)          --
       Notes payable .........................       300,000           --

Issuance of common stock and warrants in
  exchange for services provided in
  connection with severance agreement ........       188,000           --

Issuance of promissory notes in connection
  with the acquisition of Integracion ........     2,555,000           --

Issuance of warrants in connection with
  issuance of convertible debentures .........          --          497,000


   The accompanying notes are an integral part of these financial statements.

                          TELSCAPE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements include the accounts of Telscape International, Inc. and its subsidiaries (collectively, the "Company"). The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 1997 and September 30, 1998 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NEW ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the three months and nine months ended September 30, 1997 and 1998, respectively, comprehensive income is the same as net income.

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

      The consideration paid for MSN measured at the acquisition date was $4,880,000 and consisted of cash of $3,250,000, non-interest bearing promissory notes with a discounted value of $672,000, common stock valued at $880,000 and transaction costs of $78,000. The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of acquisition and resulted in $6,091,000 of goodwill, which is being amortized over 15 years. The balances included in the Unaudited Condensed Consolidated Balance Sheet related to the MSN acquisition are based on preliminary information and are subject to change when additional information concerning final asset and liability valuations are obtained. Management does not expect that such adjustments will be material.

NOTE 3 - INTERLINK ACQUISITION

      Effective June 1, 1998, pursuant to a stock purchase agreement, the Company through its newly-formed subsidiary Interlink Communications Holding Co., Inc., a Delaware Corporation ("INTERLINK"), acquired all of the outstanding shares of California Microwave Services Division, Inc., a Delaware corporation, from California Microwave, Inc., a Delaware corporation, which operates a teleport and network operations facility located in Mountain View, California. The acquisition principally was accounted for under the purchase method of accounting. The financial position and results of operations of INTERLINK are included in the Company's financial statements from the effective date of the acquisition.

      The consideration paid for INTERLINK measured at the acquisition date was $8,319,000 and consisted of cash of $8,154,000 and transaction costs of $165,000. The acquisition price is subject to post-closing adjustments to the purchase price based on changes in the closing date balance sheet. The purchase was financed with the Deere Park Convertible Debentures and Gordon Brothers Convertible Debentures (see Note 5). The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of acquisition; to a non-compete agreement in the amount of $250,000, which is being amortized over 3 years; and the remainder to goodwill, in the amount of $3,176,000, which is being amortized over 15 years. The balances included in the Unaudited Condensed Balance Sheet related to the acquisition are based on preliminary information and are subject to change when additional information concerning final asset and liability valuations are obtained. Management does not expect that such adjustments will be material.

NOTE 4 - EARNINGS (LOSS) PER SHARE

      Following is a summary of the calculations of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"):

                                     FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                   -----------------------   -----------------------
                                       1997        1998         1997         1998
                                   ----------   ----------   ----------   ----------
BASIC
  Net income as reported .......   $1,202,000   $  869,000   $1,416,000   $1,361,000
  Weighted average common shares
   outstanding .................    3,868,724    5,547,651    3,904,574    4,877,604
  Basic earnings per share .....   $     0.31   $     0.16   $     0.36   $     0.28

DILUTED
  Net income as reported .......   $1,202,000   $  869,000   $1,416,000   $1,361,000

  Weighted average common shares
    outstanding ................    3,868,724    5,547,651    3,904,574    4,877,604
  Weighted average diluted
    potential  common shares
    outstanding:
       Options .................    1,571,849      839,684    1,504,946      913,973
       Warrants ................    2,417,311    1,840,949    2,368,058    1,996,562
   Total weighted average
    dilutive potential common
    shares outstanding .........    3,989,160    2,680,633    3,873,004    2,910,535
  Weight average common and
    dilutive potential common
    shares outstanding .........    7,857,884    8,228,284    7,777,578    7,788,139
  Diluted earnings per share ...   $     0.15   $     0.11   $     0.18   $     0.17

      Certain performance based warrants issued in connection with the Company's acquisitions vest upon the achievement of certain operating performance measures. In accordance with SFAS No. 128, these contingently issuable shares are included in the calculation of diluted EPS when all the necessary conditions were met. If all the necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares that would have been issued if the reporting period was the end of the contingency period are included in the calculation as if those shares were issued at the beginning of that period. For year-to-date calculations, contingent shares are weighted for the interim periods in which they are included in the computation of diluted EPS. During the third quarter, 500,000 performance based warrants vested upon the achievement of certain operating performance measures. These contingently issuable shares are included in the calculation of diluted EPS as if those shares were issued July 1, 1998. Additionally, for purposes of the diluted EPS calculations for the three months and nine months ended September 30, 1998, there were 418,500 and 390,500 options and warrants outstanding, respectively, which were not included in the calculation of diluted EPS as their exercise prices were greater than the average market price of the Company's common stock during the period and inclusion of these securities in the calculation would result in an anti-dilutive effect.

NOTE 5 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

      The Company's notes payable and capital lease obligations consist of the following:

                                                          DECEMBER 31,  SEPTEMBER 30,
                                                              1997          1998
                                                          ------------  -------------
Convertible Subordinated Debentures, bearing interest
at 8%, unamortized discount of $71,000, convertible
into common stock, maturing three years from closing
(see discussion below) ................................   $      --     $ 4,929,000

Convertible Debentures, bearing interest at 8%,
unamortized discount of $6,000, convertible into common
stock, maturing on May 29, 2000 (see discussion below)           --       4,994,000

Non-interest bearing promissory notes, imputed
interest at 10%, unamortized discount of
$348,000 and $228,000, respectively, issued
in connection with Integracion acquisition,
maturing at various dates through January 1, 2001 .....     1,853,000     1,673,000

Non-interest bearing promissory note,
imputed interest at 10%, unamortized
discount of $141,000 and $ 0, respectively,
issued in connection with Integracion
acquisition, converted into 333,000 shares
of common stock in July 1998 ..........................       839,000          --

Promissory note issued to repurchase
common stock, payable in six semi-annual
installments through May 20, 2000, and
bearing interest at 6% ................................       250,000       200,000

Capital lease obligation payable in monthly
installments of $5,413 including principal
and interest maturing June 30, 2002 ...................       242,000       187,000

Non-interest bearing promissory note,
imputed interest at 10%, unamortized
discount of $49,000, issued in connection
with MSN acquisition, payable in eight
equal quarterly installments beginning April, 1998 ....          --         514,000

Revolving credit facility maturing July 31, 1999
bearing interest at prime plus 1%, secured
by accounts receivable ................................          --       1,948,000

                                                          -----------   -----------
Total notes payable and capital leases ................   $ 3,184,000   $14,445,000

Current portion .......................................       508,000     7,948,000
                                                          -----------   -----------

Long term portion .....................................   $ 2,676,000   $ 6,497,000
                                                          ===========   ===========

      The annual maturity of the debt indicated above for the five years following September 30, 1998 are $144,000 in 1998, $7,910,000 in 1999, $640,000
in 2000, $5,722,000 in 2001 and $29,000 in 2002.

      In May 1998, the Company issued $3,000,000 in 8% Convertible Subordinated Debentures (the "Deere Park Convertible Debentures") maturing three years from closing (the "First Draw") to Deere Park Capital Management, LLC, an Illinois limited liability company ("Deere Park"). On May 28, 1998, the Company issued an additional $1,000,000 of the Deere Park Convertible Debentures (the "Second Draw"). On June 30, 1998, the Company issued an additional $1,000,000 of the Deere Park Convertible Debentures (the "Third Draw"). The Deere Park Convertible Debentures are convertible by the holder into shares of

Common Stock at a price equal to $26 per share for the First Draw, $29 per share for the Second Draw and $26 per share for the Third Draw, until November 1, 1998, and thereafter, at the lesser of (i) $26 per share for the First Draw, $29 per share for the Second Draw and $26 per share for the Third Draw or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Common Stock for the 20 trading days preceding the conversion date. If the Common Stock trades below $15 per share for the First Draw, $16.66 per share for the Second Draw and $15 for the Third Draw for three consecutive trading days, the Company may redeem all or part of such Deere Park Convertible Debentures at 107% of face value plus any accrued interest. The Company's obligation to make interest payments on the Deere Park Convertible Debentures terminates if the price of Common Stock closes for twenty consecutive trading days at or above $30 per share for the First Draw, at or above $33.50 per share for the Second Draw and at or above $30 per share for the Third Draw, adjusted, without limitation, for any stock splits or combinations. In connection with the Deere Park Convertible Debentures, Deere Park also received warrants to purchase an aggregate of 8,952 share of Common Stock at an exercise price of $16.76 per share (subject to adjustment for stock splits and other share adjustments) for the First Draw, warrants to purchase an aggregate of 2,427 shares of Common Stock at $20.60 per share (subject to adjustment for stock splits and other share adjustments) for the Second Draw and warrants to purchase an aggregate of 6,382 shares of Common Stock at $15.67 per share (subject to adjustment for stock splits and other share adjustments) for the Third Draw. The warrants have a term of three years from the effectiveness of a registration statement covering such warrants. The Deere Park Convertible Debentures are PARI PASSU in right of payment to the Notes (see Note 9).

      The Company is required to pay an exit fee in connection with any prepayment of principal to be made under the Deere Park Convertible Debentures (the "Deere Park Exit Fee"). The Deere Park Exit Fee varies depending upon the date of payment, and is equal to (i) 6.6% if the payment is made within 90 days after the closing of each respective draw, (ii) 7.2% if payment is made after 90 days and up to 180 days after the closing of each respective draw, (iii) 8.8% if payment is made after 180 days and up to 270 days after the closing of each respective draw and (iv) 10.0% if payment is made after 270 days after the closing of each respective draw. The Deere Park Exit Fee is adjusted on a pro rata basis to the extent that the prepayment is made between periods except that a minimum Deere Park Exit Fee of 6.6% is required if the prepayment is made prior to 90 days after closing.

      In May 1998, the Company issued $5,000,000 in 8% Convertible Debentures (the "Gordon Brothers Convertible Debentures") maturing one year from closing to Gordon Brothers Capital, LLC, a Delaware limited liability company ("Gordon Brothers"). The Gordon Brothers Convertible Debentures are convertible by Gordon Brothers into shares of Common Stock at a price equal to $29.00 per share until November 1, 1998, and thereafter, at the lesser of (i) $29.00 per share or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Common Stock for the 20 trading days preceding the conversion date. If the Common Stock trades below $16.66 for three consecutive trading days, the Company may redeem all or part of such Gordon Brothers Convertible Debentures at 107% of face value plus any accrued interest. The Company's obligation to make interest payments on the Gordon Brothers Convertible Debentures terminates (i) in the event the Common Stock closes, for twenty consecutive trading days, at or above $33.50 per share, adjusted, without limitation, for any stock splits or combinations, (ii) when a registration statement covering the Gordon Brothers Convertible Debentures is effective and
(iii) if there exists no event of default under the Gordon Brothers Convertible Debentures. The Gordon Brothers Convertible Debentures are secured by a pledge of the Company's stock in Telereunion and the Company's preferred stock in INTERLINK. In addition, the Gordon Brothers Convertible Debentures are guaranteed by INTERLINK and such guaranty is collateralized by a security agreement covering all of INTERLINK's assets. In connection with the Gordon Brothers Convertible Debentures, Gordon Brothers also received warrants to purchase an aggregate of 12,136 shares of Common Stock at an exercise price of $20.60 per share. The warrants have a term of three years from the effectiveness of the registration statement covering such warrants. The Gordon Brothers Convertible Debentures are senior secured indebtedness of the Company to the extent of the assets securing such indebtedness.

      The Company is required to pay an exit fee in connection with any prepayment of principal to be made under the Gordon Brothers Convertible Debentures (the "Gordon Brothers Exit Fee"). The Gordon Brothers Exit Fee varies depending upon the date of payment, and is equal to (i) 6.5% if the payment is made within 90 days after May 29, 1998, (ii) 13.0% if payment is made after 90 days and up to 180 days after May 29, 1998, (iii) 19.0% if payment is made after 180 days and up to 270 days after May 29, 1998 and (iv) 25.0% if payment is made after 270 days and up to 365 days after May 29, 1998. The Gordon Brothers Exit Fee with respect to any payment made after May 28, 1999 shall be equal to (a) 25.0% plus (b) 25.0% multiplied by the number of days elapsed from May 28, 1999 divided by 365. The Gordon Brothers Exit Fee is adjusted on a pro rata basis to the extent that the prepayment is made between periods during the first twelve months except that a minimum Gordon Brothers Exit Fee of 6.5% is required if the prepayment is made prior to 90 days after closing.

      A portion of the proceeds from the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures were allocated to the warrants issued to the holders of such debentures. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 50%, risk free interest rate of 5%, and expected lives of an average of 2 years. The resulting discount of approximately $108,000 for the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures is being amortized as interest expense over the life of the debentures.

      In connection with the issuance of the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures, the Company issued to the placement agent, warrants to purchase 59,340 shares of Common Stock with exercise prices ranging from $16.76 to $20.60 per share, respectively. The warrants have a term of two years.

      Approximately $8.2 million of the proceeds from the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures were used to finance the INTERLINK Acquisition and the remainder was utilized for capital investments and general working capital purposes.

      On October 26, 1998, the Company entered into agreements with the holders of the Gordon Brothers Convertible Debentures and the Deere Park Convertible Debentures to restructure these debentures. Under the terms of the restructuring, Gordon Brothers agreed to fix the conversion price at $15 per share for the term of the debenture. In return, the Company agreed to reduce the strike price on 12,136 warrants issued in connection with the original funding from $20.60 to $15 per share. Deere Park agreed to fix the conversion price at $15 per share until May 1, 1999. Beyond this date, the conversion price will revert to a "floating" price for the term of the debentures unless it is further restructured. In return, the Company agreed to issue an additional 8,000 warrants to Deere Park at current market prices. In addition, the Company repaid $1,000,000 of the Deere Park Convertible Debentures at 107% plus accrued interest.

      The Company estimated the fair value of all of the warrants issued to the placement agent utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 50%, risk free interest rate of 5%, and an expected life of 2 years. The fair value of the warrants of approximately $390,000 is being accounted for as deferred offering costs and amortized over the life of the Notes.

      The Company renegotiated the terms of the revolving credit facility to provide borrowings of up to $2.5 million and extended the term of the facility to July 31, 1999. As of September 30, 1998, the Company had drawn $1.9 million on this facility. The Company also negotiated terms with certain of its equipment vendors which call for extended payment terms and increased credit lines, including two lines of credit each of up to $2.0 million, with sixty day and ninety day payment terms, respectively.

      Telscape USA and MSN have obtained a waiver under the Revolving Credit Facility to (i) permit the Guarantee of the Notes (see Note 8) by Telscape USA and MSN and (ii) waive the defaults under the minimum current ratio covenant.

      In June 1998, members of the management team of the Company exercised certain options and warrants resulting in approximately $1.2 million in proceeds to the Company.

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

      The Company has also received a commitment from a financing company to fund equipment purchases of up to $6.0 million dollars through May 1999. The financing is structured as loans maturing three years from funding at interest rates 550 basis points above the Federal Reserve Treasury Constant Maturity Rate (as defined). The Company expects to close this transaction in November 1998.

      In July 1998, holders of the non-interest bearing convertible notes issued in connection with the Integracion acquisition converted these notes into 333,000 shares of Common Stock.

NOTE 6 - LOSSES DUE TO ADDITIONAL PREPAID PHONE CARD SERVICES COSTS AND BANKRUPTCY OF CUSTOMER

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

NOTE 7 - MEXICAN CONCESSION

      In June 1998, Telereunion S.A. de C.V. ("Telereunion S.A."), a Mexican corporation and an affiliate of the Company ("Telereunion S.A."), received a 30-year, facilities-based license from the Mexican government allowing it to construct and operate a network on which the Company can carry long distance traffic in Mexico (the "Mexican Concession"). The Company intends to (i) construct a combined fiber optic and microwave long distance network connecting the United States, the Gulf region of Mexico and targeted Mexican cities (the "Mexican Network") and (ii) acquire transmission and switching facilities for expansion of the Company's international network.

      Under the terms of the Mexican Concession, the Company must satisfy several conditions, including limitations on the scope and location of the Mexican Network and minimum capital requirements with respect to Telereunion S.A. The minimum capital requirements state that Telereunion S.A. must have approximately $1.0 million in contributed capital upon commencement of operations and approximately $40.0 million of invested capital upon completion of the first 12 months of operations. The Company intends to raise the funds necessary to meet this requirement through the Notes Offering (see Note 9). If the Company is unable to consummate the Notes Offering, it intends to raise the funds necessary to satisfy the capital requirements from public or private equity or debt sources. There can be no assurance that the Company will be able to obtain additional financing or, if obtained, that it will be able to do so on a timely basis or on terms favorable to the Company. There also can be no assurance that the Company will be able to comply with the conditions of the Mexican Concession. Moreover, the failure of the Company to comply with such terms could cause a termination of the Mexican Concession, and the Mexican government would not be required to compensate the Company for such a termination. Such a termination would prevent the Company from engaging in its proposed business.

NOTE 8 - REGISTRATION STATEMENTS

      In July 1998, the Company filed two Registration Statements with the Securities and Exchange Commission for the offering and sale of (i) $125.0 million in Senior Unsecured Notes (the "Notes") due 2008 (the "Notes Offering") and (ii) 3,400,000 shares of the Company's Common Stock (the "Equity Offering"). Due to recent market developments, the Company withdrew the Equity Offering from the Commission on September 15, 1998.

NOTE 9 - STOCK OPTION PLANS

      During June 1998, the Company adopted the "1998 Stock Option and Appreciation Rights Plan." Pursuant to the Company's 1998 Stock Option and Appreciation Rights Plan, the Company may grant the Company's employees, directors and consultants non-qualified options to purchase up to 800,000 shares of Common Stock. The maximum number of shares of Common Stock that may be granted to any individual under this plan may not exceed 250,000 shares. The Plan also provides for grants of SARs in connection with the grant of options under the plan. Incentive stock options must be granted at not less than the fair market value of the Company's Common Stock at the date of grant as determined by the Company's Board of Directors (110% of fair market value for stockholders owning 10% or more of the Company's Common Stock). The terms of the options are determined by the Company's Board of Directors. Any options granted must be exercised within ten years of the date of grant or within five years from the date of grant for options granted to stockholders owning 10% or more of the Company's Common Stock. Unexercised vested and unvested options terminate immediately if the employment or service of an option holder is terminated for cause. Unvested options terminate if the employment or service of an option holder is terminated without cause or for disability. The Company may also grant SARs in connection with any option, which permits cashless exercises of the options. SARs allow an option holder to surrender an option and to receive the difference between the exercise price of the option and the then fair market value of the Common Stock. The Company may also make loans to any option holder in order to permit the option holder to pay the purchase price upon exercise of the option.

      During October 1998, the Company adopted the "1998 MSN Stock Option and Appreciation Rights Plan." Pursuant to the Company's 1998 MSN Stock Option and Appreciation Rights Plan, the Company may grant the Company's employees, directors and consultants non-qualified options to purchase up to 100,000 shares of Common Stock. The maximum number of shares of Common Stock that may be granted to any individual under this plan may not exceed 50,000 shares. The terms of the options are determined by the Company's Board of Directors. Any options granted must be exercised within ten years of the date of grant or within five years from the date of grant for options granted to stockholders owning 10% or more of the Company's Common Stock. Unexercised vested and unvested options terminate immediately if the employment or service of an option holder is terminated for cause. Unvested options terminate if the employment or service of an option holder is terminated without cause or for disability. The Company may also grant SARs in connection with any option, which permits cashless exercises of the options. SARs allow an option holder to surrender an option and to receive the difference between the exercise price of the option and the then fair market value of the Common Stock. The Company may also make loans to any option holder in order to permit the option holder to pay the purchase price upon exercise of the option.

NOTE 10 - WARRANTS VESTING

      During the third quarter, 500,000 warrants, issued in connection with the Telereunion acquisition, vested as a result of certain operating performance measures being achieved. As a result, the Company recorded $5.5 million in additional consideration, which was reflected as an increase in goodwill, in connection with the Telereunion acquisition.

NOTE 11 - SEGMENT INFORMATION

      The Company operates in two business segments, international long distance and systems integration services. Long distance services revenues are generated in the United States of America. Systems integration services revenues are generated principally in Mexico.

      Revenues, operating information and identifiable assets by business segment and location are as follows:

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                ----------------------------
                                                     1997           1998
                                                ------------    ------------
Revenues ---
     Long distance services - United States .   $ 11,371,000    $ 75,899,000
     Systems Integration - Mexico and other .     10,763,000      26,407,000
                                                ------------    ------------
                Total revenues ..............   $ 22,134,000    $102,306,000
Operating income (loss) ---
     Long distance services - United States .      2,176,000         826,000
     Systems Integration - Mexico and other .       (697,000)      3,114,000
                                                ------------    ------------
                Total operating income (loss)   $  1,479,000    $  3,940,000
                                                ------------    ------------
Capital Expenditures ---
     Long distance services - United States .   $    391,000    $  8,298,000
     Systems Integration - Mexico and other .        535,000         896,000
                                                ------------    ------------
                Total capital expenditures .. $ 926,000 $ 9,194,000 Depreciation and amortization ---
     Long distance services - United States .   $     77,000    $  1,171,000
     Systems Integration - Mexico and other .        354,000       1,047,000
                                                ------------    ------------
                Total depreciation and
                   amortization .............   $    431,000    $  2,218,000
                                                ============    ============

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                ----------------------------
                                                    1997             1998
                                                ------------    ------------
Identifiable assets ---
     Long distance services - United States .   $  7,091,000    $ 40,849,000
     Systems Integration - Mexico and other .     14,946,000      39,678,000
                                                ------------    ------------
                Total identifiable assets ...   $ 22,037,000    $ 80,527,000
                                                ============    ============


NOTE 12 - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

      The Company's wholly-owned United States subsidiaries (the "Guarantors"), will fully and unconditionally guarantee, on a senior basis, jointly and severally, the full and prompt performance of the Company's obligations under the Notes (See Note 5), including the payment of and interest on the Notes. The following condensed consolidating financial statements are presented for purposes of complying with the reporting requirements of the parent company and subsidiaries which are guarantors under the Notes. Separate financial statements of the Guarantors are not presented because the Company believes such statements would not be material to investors.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30, 1998

                                             TELSCAPE                          NON-
                                           INTERNATIONAL     GUARANTOR      GUARANTOR
                                                INC.        SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                           -------------   -------------   ------------    --------------  --------------
          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .........   $     55,000    $  5,227,000    $  1,919,000    $       --      $  7,201,000
     Accounts receivable, net ..........        (41,000)      3,276,000      10,793,000            --        14,028,000
     Inventories .......................        (50,000)         30,000       5,307,000            --         5,287,000
     Prepaid expenses and other ........        141,000         555,000       4,549,000            --         5,245,000
     Deferred income taxes .............           --           109,000         225,000            --           334,000
     Intercompany receivables
       (payables), net .................      9,330,000      (1,511,000)     (7,819,000)           --              --
                                           ------------    ------------    ------------    ------------    ------------
             Total current assets ......      9,435,000       7,686,000      14,974,000            --        32,095,000
     Property and equipment, net .......        244,000       5,224,000       9,531,000            --        14,999,000
     Goodwill and other intangibles, net      9,260,000      22,439,000            --              --        31,699,000
     Investments in affiliates .........     26,986,000            --              --       (26,740,000)        246,000
     Other assets ......................      1,044,000         157,000         287,000            --         1,488,000
                                           ------------    ------------    ------------    ------------    ------------
             Total assets ..............   $ 46,969,000    $ 35,506,000    $ 24,792,000    $(26,740,000)   $ 80,527,000
                                           ============    ============    ============    ============    ============

   LIABILITIES AND STOCKHOLDERS'
          EQUITY

CURRENT LIABILITIES:
     Accounts Payable ..................   $    322,000    $  3,554,000    $ 18,174,000    $       --      $ 22,050,000
     Accrued Expenses ..................        103,000       5,520,000       2,278,000            --         7,901,000
     Current portion of
       note payable and
       capital lease
       obligations .....................        517,000       2,437,000            --              --         2,954,000
     Current portion of
       convertible debentures ..........      4,994,000            --              --              --         4,994,000
     Deferred income taxes .............           --              --           328,000            --           328,000
                                           ------------    ------------    ------------    ------------    ------------
         Total current liabilities .....      5,936,000      11,511,000      20,780,000            --        38,227,000

      Notes payable and
        capital lease
        obligations ....................        384,000       1,184,000            --              --         1,568,000
      Convertible
        Debentures .....................      4,929,000            --              --              --         4,929,000
      Minority interests ...............        (34,000)         83,000            --              --            49,000
      Commitments and
        contingencies ..................           --              --              --              --              --
      Series B Non-voting
        preferred stock ................           --              --              --              --              --

STOCKHOLDERS' EQUITY
      Preferred Stock ..................           --              --              --              --              --
      Series A preferred stock .........           --              --              --              --              --
      Common stock .....................          6,000          31,000         152,000        (183,000)          6,000
      Additional paid-in
        capital ........................     38,129,000      18,190,000       3,028,000     (21,218,000)     38,129,000
      Accumulated deficit ..............     (1,490,000)      4,507,000         832,000      (5,339,000)     (1,490,000)
      Treasury stock ...................       (891,000)           --              --              --          (891,000)
                                           ------------    ------------    ------------    ------------    ------------
             Total stockholders'
               equity ..................     35,754,000      22,728,000       4,012,000     (26,740,000)     35,754,000
                                           ------------    ------------    ------------    ------------    ------------
             Total liabilities and
               stockholders' equity ....   $ 46,969,000    $ 35,506,000    $ 24,792,000    $(26,740,000)   $ 80,527,000
                                           ============    ============    ============    ============    ============

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997

                                                 TELSCAPE                        NON-
                                               INTERNATIONAL    GUARANTOR      GUARANTOR
                                                    INC.       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                               -------------   ------------   ------------    ------------    ------------
          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .............   $      3,000    $  4,187,000   $    544,000    $       --      $  4,734,000
     Accounts receivable, net ..............           --         1,219,000      5,057,000            --         6,276,000
     Inventories ...........................           --              --        4,305,000            --         4,305,000
     Prepaid expenses and other ............        275,000         163,000      2,236,000            --         2,674,000
     Deferred income taxes .................           --           517,000           --              --           517,000
     Intercompany receivables
       (payables), net .....................      2,975,000         291,000     (3,266,000)           --              --
                                               ------------    ------------   ------------    ------------    ------------
             Total current assets ..........      3,253,000       6,377,000      8,876,000            --        18,506,000
     Property and equipment, net ...........        296,000         396,000      1,987,000            --         2,679,000
     Goodwill and other intangibles, net ...         63,000      17,611,000           --              --        17,674,000
     Investments in affiliates .............     19,010,000            --             --       (18,715,000)        295,000
     Other assets ..........................        169,000         122,000        190,000            --           481,000
                                               ------------    ------------   ------------    ------------    ------------
             Total assets ..................   $ 22,791,000    $ 24,506,000   $ 11,053,000    $(18,715,000)   $ 39,635,000
                                               ============    ============   ============    ============    ============

      LIABILITIES AND STOCKHOLDERS'
              EQUITY

CURRENT LIABILITIES:
     Accounts Payable ......................   $    156,000    $    343,000   $ 10,257,000    $       --      $ 10,756,000
     Accrued Expenses ......................         54,000       1,906,000      1,343,000            --         3,303,000
     Current portion of
       note payable and
       capital lease
       obligations .........................        208,000         300,000           --              --           508,000
     Deferred income taxes .................           --              --          270,000            --           270,000
                                               ------------    ------------   ------------    ------------    ------------
         Total current liabilities .........        418,000       2,549,000     11,870,000            --        14,837,000
      Notes payable and capital lease
        obligations ........................        285,000       2,391,000           --              --         2,676,000
      Minority interests ...................           --            34,000           --              --            34,000
      Commitments and contingencies ........           --              --             --              --              --
      Series B Non-voting preferred stock ..           --              --             --              --              --
STOCKHOLDERS' EQUITY
      Preferred Stock ......................           --              --             --              --              --
      Series A preferred stock .............           --              --             --              --              --
      Common stock .........................          4,000          11,000        152,000        (163,000)          4,000
      Additional paid-in capital ...........     25,232,000      15,965,000         28,000     (15,993,000)     25,232,000
      Accumulated deficit ..................     (2,851,000)      3,556,000       (997,000)     (2,559,000)     (2,851,000)
      Treasury stock .......................       (297,000)           --             --              --          (297,000)
                                               ------------    ------------   ------------    ------------    ------------
             Total stockholders'
               equity ......................     22,088,000      19,532,000       (817,000)    (18,715,000)     22,088,000
                                               ------------    ------------   ------------    ------------    ------------
             Total liabilities and
               stockholders' equity ........   $ 22,791,000    $ 24,506,000   $ 11,053,000    $(18,715,000)   $ 39,635,000
                                               ============    ============   ============    ============    ============

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                 TELSCAPE                         NON-
                                               INTERNATIONAL    GUARANTOR       GUARANTOR
                                                   INC.        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              --------------   ------------    ------------    ------------    ------------
Revenues ....................................  $       --      $ 22,883,000    $ 21,371,000    $ (7,725,000)   $ 36,529,000
Cost of revenues ............................          --        20,881,000      16,571,000      (7,725,000)     29,727,000
                                               ------------    ------------    ------------    ------------    ------------
Gross profit ................................          --         2,002,000       4,800,000            --         6,802,000
Selling, general and
  administrative expenses ...................       531,000         512,000       2,617,000            --         3,660,000
Depreciation and
  amortization ..............................       203,000         427,000         330,000            --           960,000
                                               ------------    ------------    ------------    ------------    ------------

Operating income (loss) .....................      (734,000)      1,063,000       1,853,000            --         2,182,000

Other income (expense):
  Interest, net .............................      (289,000)        (56,000)         10,000            --          (335,000)
  Foreign exchange gain (loss) ..............          --              --          (581,000)           --          (581,000)
  Other, net ................................       173,000          11,000          57,000            --           241,000
  Equity in income of subsidiaries ..........     1,401,000            --              --        (1,401,000)           --
                                               ------------    ------------    ------------    ------------    ------------
      Total other income
        (expense), net ......................     1,285,000         (45,000)       (514,000)     (1,401,000)       (675,000)
                                               ------------    ------------    ------------    ------------    ------------

Income (loss) before
  income taxes and
  minority interests ........................       551,000       1,018,000       1,339,000      (1,401,000)      1,507,000
Income tax benefit (expense) ................       285,000        (468,000)       (469,000)           --          (652,000)
                                               ------------    ------------    ------------    ------------    ------------
Income (loss) before
  minority interests ........................       836,000         550,000         870,000      (1,401,000)        855,000
Minority interests in
  subsidiaries ..............................        33,000         (19,000)           --              --            14,000
                                               ------------    ------------    ------------    ------------    ------------
Net income (loss) ...........................  $    869,000    $    531,000    $    870,000    $ (1,401,000)   $    869,000
                                               ============    ============    ============    ============    ============

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                       TELSCAPE                          NON-
                                     INTERNATIONAL    GUARANTOR       GUARANTOR
                                          INC.       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                     -------------   ------------    ------------    ------------    ------------
Revenues .........................   $       --      $  5,646,000    $ 11,293,000    $ (4,747,000)   $ 12,192,000
Cost of revenues .................          6,000       3,010,000      10,186,000      (4,747,000)      8,455,000
                                     ------------    ------------    ------------    ------------    ------------
Gross profit .....................         (6,000)      2,636,000       1,107,000            --         3,737,000
Selling, general and
  administrative expenses ........        193,000         737,000       1,446,000            --         2,376,000
Depreciation and amortization ....         25,000           6,000         161,000            --           192,000
                                     ------------    ------------    ------------    ------------    ------------
Operating income (loss) ..........       (224,000)      1,893,000        (500,000)           --         1,169,000

Other income (expense):
  Interest, net ..................        (16,000)        (27,000)         (1,000)           --           (44,000)
  Foreign exchange gain (loss) ...           --              --           (29,000)           --           (29,000)
  Other, net .....................           --            (6,000)         20,000            --            14,000
  Equity in income of subsidiaries      1,412,000            --              --        (1,412,000)           --
                                     ------------    ------------    ------------    ------------    ------------
      Total other income
        (expense), net ...........      1,396,000         (33,000)        (10,000)     (1,412,000)        (59,000)
                                     ------------    ------------    ------------    ------------    ------------

Income (loss) before income
  taxes and Minority interests ...      1,172,000       1,860,000        (510,000)     (1,412,000)      1,110,000
Income tax benefit (expense) .....         13,000         207,000        (141,000)           --            79,000
                                     ------------    ------------    ------------    ------------    ------------
Income (loss) before
  minority interests .............      1,185,000       2,067,000        (651,000)     (1,412,000)      1,189,000
Minority interests in
  subsidiaries ...................         17,000            --            (4,000)           --            13,000
                                     ------------    ------------    ------------    ------------    ------------
Net income (loss) ................   $  1,202,000    $  2,067,000    $   (655,000)   $ (1,412,000)   $  1,202,000
                                     ============    ============    ============    ============    ============

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                       TELSCAPE                             NON-
                                     INTERNATIONAL      GUARANTOR        GUARANTOR
                                          INC.         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                     -------------    -------------    -------------    -------------    -------------
Revenues .........................   $        --      $  72,112,000    $  50,582,000    $ (20,388,000)   $ 102,306,000
Cost of revenues .................            --         67,013,000       40,158,000      (20,388,000)      86,783,000
                                     -------------    -------------    -------------    -------------    -------------
Gross profit .....................            --          5,099,000       10,424,000             --         15,523,000
Selling, general and
  administrative expenses ........       1,221,000        1,892,000        6,252,000             --          9,365,000
Depreciation and amortization ....         482,000        1,113,000          623,000             --          2,218,000
                                     -------------    -------------    -------------    -------------    -------------
Operating income (loss) ..........      (1,703,000)       2,094,000        3,549,000             --          3,940,000

Other income (expense):
  Interest, net ..................        (412,000)        (126,000)         (48,000)            --           (586,000)
  Foreign exchange gain (loss) ...            --               --           (768,000)            --           (768,000)
  Other, net .....................         173,000           83,000           81,000             --            337,000
  Equity in income of subsidiaries       2,780,000             --               --         (2,780,000)            --
                                     -------------    -------------    -------------    -------------    -------------
      Total other income
        (expense), net ...........       2,541,000          (43,000)        (735,000)      (2,780,000)      (1,017,000)
                                     -------------    -------------    -------------    -------------    -------------

Income (loss) before
  income taxes and
  minority interests .............         838,000        2,051,000        2,814,000       (2,780,000)       2,923,000
Income tax benefit
  (expense) ......................         489,000       (1,051,000)        (985,000)            --         (1,547,000)
                                     -------------    -------------    -------------    -------------    -------------
Income (loss) before
  minority interests .............       1,327,000        1,000,000        1,829,000       (2,780,000)       1,376,000
Minority interests in
  subsidiaries ...................          34,000          (49,000)            --               --            (15,000)
                                     -------------    -------------    -------------    -------------    -------------
Net income (loss) ................   $   1,361,000    $     951,000    $   1,829,000    $  (2,780,000)   $   1,361,000
                                     =============    =============    =============    =============    =============

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                       TELSCAPE                          NON-
                                     INTERNATIONAL     GUARANTOR      GUARANTOR
                                          INC.       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                     -------------   ------------    ------------    ------------    ------------
Revenues .........................   $       --      $ 11,371,000    $ 17,226,000    $ (6,463,000)   $ 22,134,000
Cost of revenues .................          6,000       6,777,000      14,129,000      (6,463,000)     14,449,000
                                     ------------    ------------    ------------    ------------    ------------
Gross profit .....................         (6,000)      4,594,000       3,097,000            --         7,685,000
Selling, general and
  administrative expenses ........        832,000       1,503,000       3,440,000            --         5,775,000
Depreciation and amortization ....         64,000          13,000         354,000            --           431,000
                                     ------------    ------------    ------------    ------------    ------------
Operating income (loss) ..........       (902,000)      3,078,000        (697,000)           --         1,479,000

Other income (expense):
  Interest, net ..................        (39,000)         (8,000)          3,000            --           (44,000)
  Foreign exchange gain (loss) ...           --              --            (2,000)           --            (2,000)
  Other, net .....................       (324,000)         (6,000)         50,000            --          (280,000)
  Equity in income of subsidiaries      2,664,000            --              --        (2,664,000)           --
                                     ------------    ------------    ------------    ------------    ------------
      Total other income
        (expense), net ...........      2,301,000         (14,000)         51,000      (2,664,000)       (326,000)
                                     ------------    ------------    ------------    ------------    ------------

Income (loss) before
  income taxes and
  minority interests .............      1,399,000       3,064,000        (646,000)     (2,664,000)      1,153,000
Income tax benefit (expense) .....           --           207,000          39,000            --           246,000
                                     ------------    ------------    ------------    ------------    ------------
Income (loss) before
  minority interests .............      1,399,000       3,271,000        (607,000)     (2,664,000)      1,399,000
Minority interests in
  subsidiaries ...................         17,000            --              --              --            17,000
                                     ------------    ------------    ------------    ------------    ------------
Net income (loss) ................   $  1,416,000    $  3,271,000    $   (607,000)   $ (2,664,000)   $  1,416,000
                                     ============    ============    ============    ============    ============


                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                      TELSCAPE                         NON-
                                    INTERNATIONAL    GUARANTOR      GUARANTOR
                                         INC.       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                   --------------   ------------   ------------    ------------    ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net income ..................   $  1,361,000    $    951,000    $  1,829,000    $ (2,780,000)   $  1,361,000
   Adjustments to
     reconcile net income  to
     net cash provided by
     (used in) operating
     activities:
         Provision for
           doubtful accounts ...           --           548,000           8,000            --           556,000
         Depreciation and
           amortization ........        482,000       1,113,000         623,000            --         2,218,000
         Imputed interest
           on non-interest
           bearing  notes
           payable and
           amortization of
           discount on
           convertible notes ...         42,000         170,000            --              --           212,000
          Minority
            interests in
            subsidiaries' income        (34,000)         49,000            --              --            15,000
          Equity in income
            from subsidiaries ..     (2,731,000)           --              --         2,780,000          49,000
          Changes in
            other assets and
            other liabilities ..     (2,090,000)      1,924,000       2,446,000            --         2,280,000
                                   ------------    ------------    ------------    ------------    ------------
          Net cash provided by
            (used in) operating
            activities .........     (2,970,000)      4,755,000       4,906,000            --         6,691,000
                                   ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchases of property
    and equipment ..............           --        (5,663,000)     (3,531,000)           --        (9,194,000)
  Acquisition of MSN, net
    of cash acquired ...........     (2,325,000)           --              --              --        (2,325,000)
  Acquisition of
    INTERLINK, net of
    cash acquired ..............     (8,250,000)           --              --              --        (8,250,000)
                                   ------------    ------------    ------------    ------------    ------------
          Net cash used in
            investing activities    (10,575,000)     (5,663,000)     (3,531,000)                    (19,769,000)
                                   ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Payments on capital
    lease obligations ..........        (55,000)           --              --              --           (55,000)

  Payments on notes payable ....       (538,000)           --              --              --          (538,000)
  Purchase of treasury stock ...       (594,000)           --              --              --          (594,000)
  Borrowings on line of
    credit, net ................           --         1,948,000            --              --         1,948,000
  Proceeds from warrants
    and options exercised ......      4,784,000            --              --              --         4,784,000
  Proceeds from issuance
    of convertible debt ........     10,000,000            --              --              --        10,000,000
                                   ------------    ------------    ------------    ------------    ------------
       Net cash provided
         by financing activities     13,597,000       1,948,000            --              --        15,545,000
                                   ------------    ------------    ------------    ------------    ------------
       Net increase
        (decrease) in cash
        and cash equivalents ...         52,000       1,040,000       1,375,000            --         2,467,000
                                   ------------    ------------    ------------    ------------    ------------
       Cash and cash
         equivalents at
         beginning of period ...          3,000       4,187,000         544,000            --         4,734,000
                                   ------------    ------------    ------------    ------------    ------------
       Cash and cash
         equivalents at end
         of period .............   $     55,000    $  5,227,000    $  1,919,000    $       --      $  7,201,000
                                   ============    ============    ============    ============    ============

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                     TELSCAPE                        NON-
                                   INTERNATIONAL   GUARANTOR      GUARANTOR
                                        INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                   -------------  ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net income (loss) ...........   $ 1,416,000    $ 3,271,000    $  (607,000)   $(2,664,000)   $ 1,416,000
   Adjustments to
     reconcile net income
     (loss) to net cash
     provided by operating
     activities:
         Provision for
           doubtful accounts ...          --          450,000           --             --          450,000
         Depreciation and
           amortization ........        64,000         13,000        354,000           --          431,000
         Write-off
           investment in
           operating venture ...       196,000           --             --             --          196,000
          Minority
            interests in
            subsidiaries' income       (13,000)        (1,000)        (3,000)          --          (17,000)
          Equity in income
            from subsidiaries ..    (2,664,000)          --             --        2,664,000           --
          Changes in other
            assets and other
            liabilities ........       799,000      1,214,000      1,451,000           --        3,464,000
                                   -----------    -----------    -----------    -----------    -----------
          Net cash provided by
            operating activities      (202,000)     4,947,000      1,195,000           --        5,940,000
                                   -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchases of property
    and equipment ..............      (342,000)       (49,000)      (535,000)          --         (926,000)
  Proceeds from asset sale
    leaseback ..................       119,000           --             --             --          119,000
  Cash acquired in
    acquisition, net of
    purchase price .............       177,000           --             --             --          177,000
                                   -----------    -----------    -----------    -----------    -----------
          Net cash used in
            investing activities       (46,000)       (49,000)      (535,000)          --         (630,000)
                                   -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Payments on capital
    lease obligations ..........       (62,000)          --             --             --          (62,000)
  Proceeds from issuance
    of common stock ............        15,000           --             --             --           15,000
                                   -----------    -----------    -----------    -----------    -----------
       Net cash provided
         by financing activities       (47,000)          --             --             --          (47,000)
                                   -----------    -----------    -----------    -----------    -----------
       Net increase
        (decrease) in cash
        and cash equivalents ...      (295,000)     4,898,000        660,000           --        5,263,000
                                   -----------    -----------    -----------    -----------    -----------
       Cash and cash
         equivalents at
         beginning of period ...       300,000         55,000        140,000           --          495,000
                                   -----------    -----------    -----------    -----------    -----------
       Cash and cash
         equivalents at
         end of period .........   $     5,000    $ 4,953,000    $   800,000    $      --      $ 5,758,000
                                   ===========    ===========    ===========    ===========    ===========

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

OVERVIEW

      Telscape is a rapidly-growing, emerging multinational telecommunications carrier focused on Latin America. The Company provides international wholesale long distance services for calls originating in the United States and terminating in markets in Latin America. As a way to generate increased international long distance traffic to countries it serves, the Company markets long distance services principally to Hispanic consumers in the United States through the distribution of prepaid cards under the TELEFIESTA(R) brand name. In addition to these wholesale and retail international long distance services, the Company also provides a broad range of systems integration and value-added voice and data services to major public and private sector customers in Mexico.

      Telscape intends to significantly expand its facilities-based telecommunications and to broaden its service offerings in markets where it has established, or expects to establish, a significant presence. In June 1998, Telereunion S.A. de C.V. ("Telereunion S.A."), a Mexican corporation and an affiliate of the Company, was granted a long distance concession from the Mexican government. The concession is a 30-year, facilities-based carrier license which allows it to construct and operate a network over which the Company can carry long distance traffic in Mexico ("the Mexican Concession"). Assuming that the Company is able to raise the capital described in Liquidity and Capital Resources, the Company, through Telereunion S.A., intends to construct the Mexican Network, a combined fiber-optic and microwave long distance network, connecting the United States, the Gulf region of Mexico and targeted Mexican cities.

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

REVENUES

      During 1997, the Company derived its revenues principally from the provision of systems integration and value-added services in Mexico and from the sale of U.S. outbound international long distance services to Latin America. In 1998, with the addition of prepaid card revenues generated by recently acquired MSN, the Company's revenue mix changed. The Company expects that this line of business will contribute an increasing proportion of the revenues.

      The Company provides systems integration services to private and public sector customers in Mexico. Revenues are derived from the sale of equipment and value-added services. Revenues from this business have grown significantly through both internal growth and strategic acquisitions in 1996 and 1997. The revenues in this line of business are subject to economic conditions in Mexico and are expected to soften in 1999 as a result thereof.

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

      In May 1998, one of the Company's wholesale long distance customers filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Additionally, an affiliate of this customer provided switching services and the Prepaid Card platform and arranged for other carriers to provide telecommunications services for the Prepaid Cards. The Company had paid the affiliate of this customer for these services at the time the Prepaid Cards were activated. Because the Company continued to provide services to its Prepaid Card customers by working directly with the underlying service providers, this resulted in the Company paying for certain of the telecommunications services on the Prepaid Cards a second time. The overall impact of the bankruptcy filing to the Company's earnings, including additional Prepaid Card services costs, the write-off of uncollectible receivables and the lost margin contribution from the loss of a wholesale customer, resulted in a reduction of operating income of approximately $2.0 million in the second quarter of 1998. The lost revenues from this customer have been replaced by replacing the minutes previously purchased by this customer with existing or new customers at market rates.

GROSS MARGIN

      The Company has enjoyed strong gross profits from its international long distance and systems integration services to date; however, as these markets become more competitive, the Company may experience a decline in gross profit percentage. The effects of this potential decline are expected to be mitigated by the Company's strategy of focusing on providing long distance services in deregulating markets, particularly in Latin America, and on providing value-added services, where it can enjoy higher gross profit percentages. Gross profits as a percentage of revenues from the Company's newly-acquired Prepaid Card business are significantly lower than those of the wholesale international long distance and systems integration businesses. As such, overall gross profit as a percentage of revenues has declined in the first three quarters of 1998 as compared to fiscal 1997 and will decline as the prepaid card revenues increase as a percentage of overall revenues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES increased from $12,192,000 in 1997 to $36,529,000 in 1998. This increase of $24,337,000, or 200%, was due principally to the acquisition of MSN completed in the first quarter of 1998, which provided revenues of $13.0 million in the third quarter of 1998. Wholesale international long distance revenues increased $4.1 million from $ 5.7 million for the three months ended September 30, 1997 to $9.8 million for the three months ended September 30, 1998. In addition, revenues from systems integration services increased $ 4.7 million from $6.4 million for the three months ended September 30, 1997 to $11.1 million for the three months ended September 30, 1998. This increase in systems integration services revenues is due to the overall growth in revenues from these services. The acquisition of INTERLINK provided an additional $2.6 million in revenues.

      COST OF REVENUES increased from $8,455,000 in 1997 to $29,727,000 in 1998, or $21,272,000. The 252% increase in cost of revenues was due principally to the incremental cost of revenues associated with the acquisition of MSN, the increase in the sale of international long distance services and systems integration and, to a lesser extent, the incremental cost of revenues attributable to the acquisition of INTERLINK. The cost of revenues as a percentage of revenues increased from 69.3% to 81.4%, or 12.1%, due principally to the higher cost of revenues as a percentage of revenues associated with the sale of prepaid phone cards and declining margins on wholesale long distance services.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $2,376,000 in 1997 to $3,660,000 in 1998, or $1,284,000. The 54% increase in
SG&A was due principally to the incremental SG&A related to the operations of the acquisitions of MSN and INTERLINK and increased staffing at existing operations of the systems integration business and the wholesale long distance business to meet the additional resource requirements associated with the growth of these operations.

      Overall SG&A as a percentage of revenues decreased from 19.5% to 10.0%, or 9.5%. This decrease was due principally to the lower SG&A expenses as a percentage of revenues associated with MSN and to the growth in overall revenues rapidly outpacing the growth in SG&A expenses.

      DEPRECIATION AND AMORTIZATION increased from $192,000 in 1997 to $960,000 in 1998, or $768,000. This increase is due to an increase in goodwill amortization primarily due to the vesting of performance based warrants issued in connection with the Telereunion acquisition, which resulted in additional goodwill being recognized on December 31, 1997 and goodwill recognized on the MSN and INTERLINK acquisitions. All of the performance based warrants associated with the Telereunion acquisition have vested. Consequently, there will be no additional goodwill recorded in connection with this acquisition. In addition, depreciation increased as a result of the Company's continuing expansion of its international wholesale long distance network which includes purchases of switches and other telecommunications equipment and facilities. The Company expects depreciation expense to increase as it continues to expand its telecommunications network.

      INTEREST INCOME (EXPENSE),NET increased from ($44,000) in 1997 to ($335,000) in 1998, or ($291,000). This increase was mainly due to an increase in the Company's level of borrowings, including notes issued in connection with the Integracion and MSN acquisitions, and the Deere Park Convertible Debentures and Gordon Brothers Convertible Debentures issued in connection with the INTERLINK acquisition.

      OTHER INCOME (EXPENSE) increased from $(15,000) in 1997 to $(340,000) in 1998, or $(325,000). This increase is primarily due to foreign exchange translation losses of $581,000 resulting from the translation of financial statements of the Company's Mexican operations.

      INCOME TAX BENEFIT (EXPENSE) changed from an income tax benefit of $79,000 in 1997 to an income tax expense of $(652,000) in 1998. The tax benefit realized in 1997 is a result of the Company's utilization of its loss carryforwards to offset taxable income and the recognition of a portion of the deferred tax benefits related to the Company's tax loss carryforward. The effective tax rate for the three months ended September 30, 1998, is higher that the U.S. and Mexico statutory rate of 34% due to permanent differences, the most significant of which is the nondeductible nature of goodwill amortization.

      NET INCOME. The Company experienced net income of $1,202,000 in 1997 as compared to a net income of $869,000 in 1998 due to a combination of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES increased from $22,134,000 in 1997 to $102,306,000 in 1998. This increase of $80,172,000, or 362%, was due principally to the acquisition of MSN completed in the first quarter of 1998, which provided revenues of $45.5 million for the nine months ended September 30, 1998. Wholesale international long distance revenues increased $15.2 million from $ 11.4 million for the nine months ended September 30, 1997 to $26.6 million for the nine months ended September 30, 1998. In addition, revenues from systems integration services increased $15.7 million from $10.7 million for the three months ended September 30, 1997 to $26.4 million for the nine months ended September 30, 1998. This increase in systems integration services revenues is due to the acquisitions of Integracion, and N.S.I., completed during 1997 and to the overall growth in revenues from these services. The acquisition of INTERLINK provided an additional $3.8 million in revenues.

      COST OF REVENUES increased from $14,449,000 in 1997 to $86,783,000 in 1998, or $72,334,000. The 501% increase in cost of revenues was due principally to the incremental cost of revenues associated with the acquisition of MSN, the increase in the sale of international long distance services and, to a lesser extent, the incremental cost of revenues attributable to the acquisitions of Integracion, N.S.I and INTERLINK. The cost of revenues as a percentage of revenues increased from 65.3% to 84.8%, or 19.5%, due principally to the higher cost of revenues as a percentage of revenues associated with the sale of prepaid phone cards and declining margins on wholesale long distance services. In addition, cost of revenues was negatively impacted by the additional costs, estimated at $766,000, incurred on the Company's prepaid card services as a result of the bankruptcy of a customer as discussed above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $5,775,000 in 1997 to $9,365,000 in 1998, or $3,590,000. The 62% increase in
SG&A was due principally to the incremental SG&A related to the operations of the acquisitions of Integracion, N.S.I., MSN and INTERLINK and, to a lesser extent, increased staffing at existing operations of the systems integration business and the wholesale long distance business to meet the additional resource requirements from the growth of these operations. In addition, SG&A was negatively impacted by the write off of receivables, approximately $541,000, due from the customer which filed for bankruptcy as discussed above.

      Overall SG&A as a percentage of revenues decreased from 26.1% to 9.2%, or 16.9%. This decrease was due principally to the lower SG&A expenses as a percentage of revenue associated with MSN and to the growth in overall revenues rapidly outpacing the growth in SG&A expenses. This improvement was partially offset by the write off of receivables due from the customer which filed for bankruptcy as discussed above.

      DEPRECIATION AND AMORTIZATION increased from $431,000 in 1997 to $2,218,000 in 1998, or $1,787,000 This increase is due to an increase in goodwill amortization primarily due the vesting of performance based warrants issued in connection with the Telereunion acquisition, which resulted in additional goodwill being recognized on December 31, 1997 and in the third quarter 1998 and goodwill recognized on the INTERLINK, MSN, Integracion and N.S.I. acquisitions. All of the performance based warrants associated with the Telereunion acquisition have vested. Consequently, there will be no additional goodwill recorded in connection with this acquisition. Depreciation increased as a result of the Company's continuing expansion of its international wholesale long distance network which includes purchases of switches and other telecommunications equipment and facilities. The Company expects depreciation expense to increase as it continues to expand its telecommunications network.

      INTEREST INCOME (EXPENSE),NET increased from ($44,000) in 1997 to ($586,000) in 1998, or ($542,000). This increase was mainly due to an increase in the Company's level of borrowings, including notes issued in connection with the Integracion and MSN acquisitions, and the Deere Park Convertible Debentures and Gordon Brothers Convertible Debentures issued in connection with the INTERLINK acquisition.

      OTHER INCOME (EXPENSE) increased from $(282,000) in 1997 to $(431,000) in 1998, or $(149,000). In 1997 the Company wrote off its $196,000 investment in Elterix, an operating joint venture, and incurred a litigation settlement expense of $128,000. In addition, in 1998, the Company incurred foreign exchange translation losses resulting from translation of financial statements of the Company's Mexican operations.

      INCOME TAX BENEFIT (EXPENSE) changed from an income tax benefit of $246,000 in 1997 to an income tax expense of $(1,547,000) in 1998. The tax benefit realized in 1997 is a result of the Company's utilization of its loss carryforwards to offset taxable income and the recognition of a portion of the deferred tax benefits related to the Company's tax loss carryforward. The effective tax rate for the nine months ended September 30, 1998, is higher than the U.S. and Mexico statutory rates of 34% due to permanent differences, the most significant of which is the nondeductible nature of goodwill amortization.

      NET INCOME. The Company experienced a net income of $1,416,000 in 1997 as compared to a net income of $1,361,000 in 1998 due to a combination of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $5,940,000 and $6,691,000 for the nine months ended September 30, 1997 and September 30, 1998, respectively. The increase in net cash provided by operations in 1998 as compared to 1997 was due primarily to an increase in accounts payable in 1998 of $9.5 million offset by an increase of value added tax receivables of approximately $1.8 million, an increase in accounts receivable of $5.7 million, an increase in deferred revenues of $ 4.3 million, additional costs on the Company's Prepaid Card services and the write off of receivables associated with the bankruptcy of a customer.

      Net cash used in investing activities was $(630,000) and $(19,769,000) for the nine months ended September 30, 1997 and September 30, 1998, respectively. In the nine months ended September 30, 1998, the Company expended approximately $9.2 million on purchases of, or deposits on, property and equipment as part of the Company's network expansion strategy as compared to $926,000 for the nine months ended September 30, 1997. In addition, the Company acquired MSN for $2.3 million, net of cash acquired, and INTERLINK for $8.3 million, net of cash acquired.

      Net cash provided by (used in) financing activities was $(47,000) and $15,545,000 for the nine months ended September 30, 1997 and September 30, 1998, respectively. In December 1997, the Company announced its intention to redeem publicly traded warrants to purchase an aggregate of 525,000 common shares with a 30 day notice requirement. This announcement resulted in 475,535 warrants being exercised prior to the redemption date. The Company realized net proceeds from these exercises of $3.7 million, of which $2.7 million was received subsequent to year-end. The Company also raised $10.0 million from the issuance of the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures. In addition, the Company drew a net $1.9 million from its revolving credit facility. Finally, the Company realized $2.1 million in proceeds from the exercise of options and warrants.

      As of September 30, 1998, the Company had cash and cash equivalents of $7,201,000 and negative working capital of $6,132,000. Included in working capital is $5.0 million in Convertible Debentures which mature on May 29, 1999 and approximately $3.5 million in accounts payable related to purchases of equipment for the Company's Network expansion which the Company intends to finance through long term loans or lease financing agreements.

      In the first three quarters of 1998, the Company continued its strategic plans to significantly expand the Company's facilities and capacity related to its long distance services and Prepaid Card business lines. Through September 30, 1998, the Company has expended or placed purchase orders for equipment purchases for a total in excess of $9.0 million relating to these business expansions. Management does not expect that cash generated from operations will be adequate to fund these capital investments.

RECENT FINANCINGS AND SOURCES OF CAPITAL

      In May 1998, the Company issued $3,000,000 in 8% Convertible Subordinated Debentures (the "Deere Park Convertible Debentures") maturing three years from closing (the "First Draw") to Deere Park Capital Management, LLC, an Illinois limited liability company ("Deere Park"). On May 28, 1998, the Company issued an additional $1,000,000 of the Deere Park Convertible Debentures (the "Second Draw"). On June 30, 1998, the Company issued an additional $1,000,000 of the Deere Park Convertible Debentures (the "Third Draw"). The Deere Park Convertible Debentures are convertible by the holder into shares of Common Stock at a price equal to $26 per share for the First Draw, $29 per share for the Second Draw and $26 per share for the Third Draw, until November 1, 1998, and thereafter, at the lesser of (i) $26 per share for the First Draw, $29 per share for the Second Draw and $26 per share for the Third Draw or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Common Stock for the 20 trading days preceding the conversion date. If the Common Stock trades below $15 per share for the First Draw, $16.66 per share for the Second Draw and $15 for the Third Draw for three consecutive trading days, the Company may redeem all or part of such Deere Park Convertible Debentures at 107% of face value plus any accrued interest. The Company's obligation to make interest payments on the Deere Park Convertible Debentures terminates if the price of Common Stock closes for twenty consecutive trading days at or above $30 per share for the First Draw, at or above $33.50 per share for the Second Draw and at or above $30 per share for the Third Draw, adjusted, without limitation, for any stock splits or combinations. In connection with the Deere Park Convertible Debentures, Deere Park also received warrants to purchase an aggregate of 8,952 share of Common Stock at an exercise price of $16.76 per share (subject to adjustment for stock splits and other share adjustments) for the First Draw, warrants to purchase an aggregate of 2,427 shares of Common Stock at $20.60 per share (subject to adjustment for stock splits and other share adjustments) for the Second Draw and warrants to purchase an aggregate of 6,382 shares of Common Stock at $15.67 per share (subject to adjustment for stock splits and other share adjustments) for the Third Draw. The warrants have a term of three years from the effectiveness of a registration statement covering such warrants. The Deere Park Convertible Debentures are PARI PASSU in right of payment to the Notes.

      The Company is required to pay an exit fee in connection with any prepayment of principal to be made under the Deere Park Convertible Debentures (the "Deere Park Exit Fee"). The Deere Park Exit Fee varies depending upon the date of payment, and is equal to (i) 6.6% if the payment is made within 90 days after the closing of each respective draw, (ii) 7.2% if payment is made after 90 days and up to 180 days after the closing of each respective draw, (iii) 8.8% if payment is made after 180 days and up to 270 days after the closing of each respective draw and (iv) 10.0% if payment is made after 270 days after the closing of each respective draw. The Deere Park Exit Fee is adjusted on a pro rata basis to the extent that the prepayment is made between periods except that a minimum Deere Park Exit Fee of 6.6% is required if the prepayment is made prior to 90 days after closing.

      In May 1998, the Company issued $5,000,000 in 8% Convertible Debentures (the "Gordon Brothers Convertible Debentures") maturing one year from closing to Gordon Brothers Capital, LLC, a Delaware limited liability company ("Gordon Brothers"). The Gordon Brothers Convertible Debentures are convertible by Gordon Brothers into shares of Common Stock at a price equal to $29.00 per share until November 1, 1998, and thereafter, at the lesser of (i) $29.00 per share or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Common Stock for the 20 trading days preceding the conversion date. If the Common Stock trades below $16.66 for three consecutive trading days, the Company may redeem all or part of such Gordon Brothers Convertible Debentures at 107% of face value plus any accrued interest. The Company's obligation to make interest payments on the Gordon Brothers Convertible Debentures terminates (i) in the event the Common Stock closes, for twenty consecutive trading days, at or above $33.50 per share, adjusted, without limitation, for any stock splits or combinations, (ii) when a registration statement covering the Gordon Brothers Convertible Debentures is effective and
(iii) if there exists no event of default under the Gordon Brothers Convertible Debentures. The Gordon Brothers Convertible Debentures are secured by a pledge of the Company's stock in Telereunion and the Company's preferred stock in INTERLINK. In addition, the Gordon Brothers Convertible Debentures are guaranteed by INTERLINK and such guaranty is collateralized by a security agreement covering all of INTERLINK's assets. In connection with the Gordon Brothers Convertible Debentures, Gordon Brothers also received warrants to purchase an aggregate of 12,136 shares of Common Stock at an exercise price of $20.60 per share. The warrants have a term of three years from the effectiveness of the registration statement covering such warrants. The Gordon Brothers Convertible Debentures are senior secured indebtedness of the Company to the extent of the assets securing such indebtedness.

      The Company is required to pay an exit fee in connection with any prepayment of principal to be made under the Gordon Brothers Convertible Debentures (the "Gordon Brothers Exit Fee"). The Gordon Brothers Exit Fee varies depending upon the date of payment, and is equal to (i) 6.5% if the payment is made within 90 days after May 29, 1998, (ii) 13.0% if payment is made after 90 days and up to 180 days after May 29, 1998, (iii) 19.0% if payment is made after 180 days and up to 270 days after May 29, 1998 and (iv) 25.0% if payment is made after 270 days and up to 365 days after May 29, 1998. The Gordon Brothers Exit Fee with respect to any payment made after May 28, 1999 shall be equal to (a) 25.0% plus (b) 25.0% multiplied by the number of days elapsed from May 28, 1999 divided by 365. The Gordon Brothers Exit Fee is adjusted on a pro rata basis to the extent that the prepayment is made between periods during the first twelve months except that a minimum Gordon Brothers Exit Fee of 6.5% is required if the prepayment is made prior to 90 days after closing.

      A portion of the proceeds from the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures were allocated to the warrants issued to the holders of such debentures. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 50%, risk free interest rate of 5%, and expected lives of an average of 2 years. The resulting discount of approximately $108,000 for the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures is being amortized as interest expense over the life of the debentures.

      In connection with the issuance of the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures, the Company issued to the placement agent, warrants to purchase 59,340 shares of Common Stock with exercise prices ranging from $16.76 to $20.60 per share, respectively. The warrants have a term of two years.

      Approximately $8.2 million of the proceeds from the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures were used to finance the INTERLINK Acquisition and the remainder was utilized for capital investments and general working capital purposes.

      On October 26, 1998, the Company entered into agreements with the holders of the Gordon Brothers Convertible Debentures and the Deere Park Convertible Debentures to restructure these debentures. Under the terms of the restructuring, Gordon Brothers agreed to fix the conversion price at $15 per share for the term of the debenture. In return, the Company agreed to reduce the strike price on 12,136 warrants issued in connection with the original funding from $20.60 to $15 per share. Deere Park agreed to fix the conversion price at $15 per share until May 1, 1999. Beyond this date, the conversion price will revert to a "floating" price for the term of the debentures unless it is further restructured. In return, the Company agreed to issue an additional 8,000 warrants to Deere Park at current market prices. In addition, the Company repaid $1,000,000 of the Deere Park Convertible Debentures at 107% plus accrued interest.

      The Company estimated the fair value of all of the warrants issued to the placement agent utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 50%, risk free interest rate of 5%, and an expected life of 2 years. The fair value of the warrants of approximately $390,000 is being accounted for as deferred offering costs and amortized over the life of the Notes.

      The Company renegotiated the terms of the revolving credit facility to provide borrowings of up to $2.5 million and extended the term of the facility to July 31, 1999. As of September 30, 1998, the Company had drawn $1.9 million on this facility. The Company also negotiated terms with certain of its equipment vendors which call for extended payment terms and increased credit lines, including two lines of credit each of up to $2.0 million, with sixty day and ninety day payment terms, respectively.

      Telscape USA and MSN have obtained a waiver under the Revolving Credit Facility to (i) permit the Guarantee of the Notes (see Note 9) by Telscape USA and MSN and (ii) waive the defaults under the minimum current ratio covenant.

      In June 1998, members of the management team of the Company exercised certain options and warrants resulting in approximately $1.2 million in proceeds to the Company.

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

      The Company has received a commitment from a financing company to fund equipment purchases of up to $6.0 million dollars through May 1999. The financing is structured as loans maturing three years from funding at interest rates 550 basis points above the Federal Reserve Treasury Constant Maturity Rate (as defined). The Company expects to close this transaction in November 1998.

      In July 1998, holders of the non-interest bearing convertible notes issued in connection with the Integracion acquisition converted these notes into 333,000 shares of Common Stock.

      In July 1998, the Company filed two Registration Statements with the Securities and Exchange Commission for the offering and sale of (i) $125.0 million in Senior Unsecured Notes (the "Notes") due 2008 (the "Notes Offering") and (ii) 3,400,000 shares of the Company's Common Stock (the "Equity Offering"). Due to recent market developments, on September 15, 1998, the Company withdrew the Equity Offering from the Commission.

      The development and expansion of the Company's network facilities, including construction of the Mexican Network, together with acquisitions and joint ventures to enter into new markets or expand in existing markets, funding of working capital needs and investment in the Company's management information systems will require significant investments. The Company expects that the net proceeds form the Notes Offering and cash flow from operations will provide the Company with sufficient capital to fund planned capital expenditures and anticipated losses. There can be no assurance, however, that the Company will consummate the Notes Offering. If the Company is unable to raise funds through the Notes Offering, there can be no assurance that the Company's business strategy will be successful. There can be no assurance that the Company will not need additional financing sooner than anticipated. If the Company consummates the Notes Offering, the Company may be required to obtain additional financing in order to repay the Notes at maturity. The need for additional financing will depend on factors such as the rate and extent of the Company's international expansion, increased investment in ownership rights in fiber optic cable, increased acquisitions of new businesses, and increased sales and marketing expenses. In addition, the amount of the Company's actual future capital requirements also will depend upon many factors that are not within the Company's control, including competitive conditions (particularly with respect to the Company's ability to attract incremental traffic or acquire new operations at favorable prices) and regulatory or other government actions. In the event that the Company's plans or assumptions change or prove to be inaccurate or the net proceeds of the Notes Offering, together with internally generated funds, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans, including with respect to the Mexican Network, could be delayed or abandoned, or the Company could be required to seek additional financing.

      The Company will seek to raise such additional capital from public or private equity or debt sources. There can be no assurance that the Company will be able to obtain the additional financing or, if obtained, that it will be able to do so on a timely basis or on terms favorable to the Company. The Indenture governing the Notes contains certain restrictive covenants that will affect, and in many respects will significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness and to create liens on its assets. If the Company is able to raise additional funds through the incurrence of debt, and it does so, it would likely become subject to additional restrictive financial covenants. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, the Company may be required to reduce the scope of its expansion, which could materially adversely affect the Company's business, results of operations and financial condition and its ability to compete.

RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the three months and nine months ended September 30, 1997 and 1998, respectively, comprehensive income is the same as net income.

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

      The international long distance market, although large and rapidly growing, is also very competitive. The Company generates a significant amount of its revenues from long distance services and has a significant amount of assets deployed in foreign countries. The Company competes in this market with companies that have greater experience and substantially greater resources, both financial and otherwise. In addition, the Company faces certain additional risks in competing in this market, including changes in U.S. and foreign government regulations and telecommunications standards, dependence on strategic partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. In addition, the Company could be adversely affected by a reversal in the trend toward deregulation of telecommunication markets. The Company will be increasingly exposed to these risks as the Company expands its presence in this market and in foreign countries. The Company's growth in this business is dependent on its ability to expand its capacity through investments in additional facilities or entering into termination arrangements with other carriers. There can be no assurance that the Company will be successful in raising the capital required to fund the additional facilities or to enter into such arrangements with other carriers, in which case the Company's operations, the future growth in this business and the ability to compete effectively against competitors with significantly more resources could be materially adversely affected.

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

YEAR 2000 PLANS

      The year 2000 issue exists because many computer systems and applications, including those embedded in telecommunications equipment and facilities, use two digit rather than four digit date fields to designate the applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which includes it, potentially causing data miscalculations or inaccuracies or operations malfunctions or failures. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions or systems failures. This issue exists for many kinds of software, including software for mainframes, PCs and embedded systems. The Company has initiated the process of gathering, testing, and producing information about the Company's technologies impacted by the year 2000 transition. As part of this effort, the Company is reviewing its network and supporting infrastructure for the telecommunications services it provides, its operational and financial information technology systems, and the year 2000 compliance of the Company's key vendors.

      Though the year 2000 could affect the Company's internal systems, management believes the impact will be minimal because the Company has purchased the majority of its hardware and software systems within the last year or will be replacing existing systems as part of a Company wide information systems upgrade. The newer hardware and software systems generally have been engineered to be year 2000 compliant. In addition, the Company is in the process of building and expanding its telecommunications network, and in doing so, is ensuring that these new systems are year 2000 compliant.

      In accordance with Emerging Issues Task Force Consensus No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," the Company will expense all costs as incurred. The extent of the costs to ready the Company for the year 2000 transition have not been fully determined; however, the Company does not believe that such costs will have a material adverse impact on the Company's financial position or its results or operations. However, if the Company in unable to ready it network and systems for the year 2000 transition, or if its key suppliers or other companies upon which the Company depends or with whom the Company's systems interface are not year 2000 compliant, there could be a material adverse effect on the Company.

PART II.   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. See Index to Exhibits on page 37.

            (b) Reports on Form 8-K.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Telscape International, Inc.
                                 (Registrant)


Date:  November 15, 1998         By: /s/ E. SCOTT CRIST
                                         E. Scott Crist
                                         President and Chief Executive Officer


Date: November 15, 1998          By: /s/ TODD M. BINET
                                         Todd M. Binet
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Chief Accounting Officer)

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