Form 10-K405
period 1998-12-31
TELSCAPE INTERNATIONAL INC
filed 1999-04-01
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    -------------------------------------

                                    FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

The aggregate market value of common stock held by non-affiliates of the registrant (based on the closing price as reported on the NASDAQ National Market System on March 11, 1999, was approximately $30,700,000. Shares of common stock held by each executive officer and director and by each stockholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock as of March 11, 1999 was 6,069,378.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 21, 1999 are incorporated by reference into Part III of this report.

                          TELSCAPE INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-K REPORT
                                DECEMBER 31, 1998

                                                                            PAGE
                                                                            ----
Part I

      Item 1.           Business.                                              1

      Item 2.           Properties.                                           18

      Item 3.           Legal Proceedings.                                    19

      Item 4.           Submission of Matters to a Vote of Security Holders.  19

Part II

      Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.                                        20

      Item 6.           Selected Financial Data.                              21

      Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.              22

      Item 7A.          Quantitative and Qualitative
                  Disclosures about Market Risk                               32

      Item 8.           Financial Statements and Supplementary Data.          34

      Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.                     60

Part III

      Item 10.          Directors and Executive Officers of the Registrant.   60

      Item 11.          Executive Compensation.                               60

      Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management.                           60

      Item 13.          Certain Relationships and Related Transactions.       60


Part IV

      Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.                                                60

      The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such statements include, but are not limited to, statements under the captions "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K as to the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its sales force, expand its customer base and enter international markets. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Furthermore, such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission (the "Commission"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company.

      Management wishes to caution the reader that the forward-looking statements referred to above and contained in this Annual Report on Form 10-K regarding matters that are not historical facts involve and are based on numerous assumptions and predictions about future conditions that could prove not to be accurate. No assurance can be given that the future results will be achieved; actual events, transactions or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the effectiveness of management's strategies and decisions, changes in business conditions, changes in the telecommunications industry and the general economy, competition, changes in service offerings and risks associated with the Company's limited operating history, entry into developing markets, managing rapid growth, international operations, dependence on effective information systems, ability to consummate acquisitions or enter into joint ventures with companies on terms acceptable to the Company and development of its network, as well as regulatory developments any of which could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Statements with respect to acquisitions and continued trends are forward-looking and involve risks and uncertainties. Furthermore, the Company has significant operations in Mexico, subjecting the Company to certain political and commercial risk. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                     PART I

ITEM 1.     BUSINESS.
                                     GENERAL

      Telscape International, Inc. (collectively, with its subsidiaries, the "Company" or "Telscape") is an emerging, fully integrated telecommunications company. The Company was founded in 1992 as Polish Telephones and Microwave. In November 1996, the Company's name was changed to Telscape International, Inc. to more accurately reflect the Company's overall strategy. The Company, based in the U.S., supplies international voice, video and data services, via switched and dedicated networks, principally to and from Latin America. In addition, the Company provides a full range of systems integration and value-added telecommunications services in Mexico to major public and private sector customers. Telereunion, a Telscape subsidiary, is one of only sixteen companies that has been granted a facilities-based long distance concession by the Mexican government. In addition, the Company provides satellite teleport services to customers in the U.S. and Latin America.

      The Company believes that it is well-positioned to capitalize on the opportunities presented by the large and growing international telecommunications services market. Telscape intends to significantly expand its facilities-based telecommunications operations over the next 12 months and to broaden its service offerings in markets where it has established, or expects to establish, a significant presence. The Company, through certain of its Mexican subsidiaries, has been authorized to provide data and other value-added services in Mexico. In addition, in June 1998, Telereunion S.A. de C.V. ("Telereunion S.A."), an affiliate of the Company, received a 30-year, facilities-based carrier license from the Mexican government allowing it to construct and operate a network over which the Company plans to carry long distance traffic in Mexico (the "Mexican Concession"). The Company owns approximately 65% of the economic interests and 49% of the voting interests of Telereunion, S.A. In addition, three Mexican directors of the Company own an additional 18% of the voting interests and 2% of the economic interests in Telereunion S.A., resulting in the Company and such directors together controlling 67% of the economic interests and voting interests of Telereunion S.A. Under Mexican law, foreign investors may own more than a majority of the economic interests in a concessionaire but may not own more than 49% of the voting ownership of any concessionaire. To deliver its services, the Company, through Telereunion S.A., intends to construct a network in

Mexico, which will consist of a combined fiber-optic and microwave long distance network, connecting the United States, the Gulf region of Mexico and targeted Mexican cities (the "Mexican Network"). The Company believes that the Mexican Network will allow it to enhance service offerings to business customers in Mexico while reducing its cost of terminating international traffic in Mexico.

      Telscape intends to capitalize on the growth in the Latin American telecommunications market by providing international long distance services to and from targeted Latin American countries. The Company also intends to position itself as an integrated telecommunications provider in Mexico by providing domestic and international long distance services over the Mexican Network. The Company believes that expanding its owned and leased transmission facilities in Mexico and Latin America will allow it to increase the percentage of minutes of traffic carried on-net, which the Company believes will enable it to increase margins and profitability and ensure quality of service on both international and domestic long distance traffic. See "Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Company is one of only 16 concession holders in Mexico. The Company believes that its planned Mexican Network, when complete, will link 47 cities and towns and cover, including interconnection agreements, approximately 90% of the population in Mexico. The Mexican Network will provide the Company with the backbone for its strategy to be an integrated telecommunications service provider for the Mexican market. The Mexican Network will provide the Company with significant, carrier-class, cost-effective capacity from which it can grow its existing retail and wholesale international long distance and value-added services businesses on both sides of the U.S.-Mexico border. The Company expects to begin the construction of the Mexican Network in the second quarter of 1999.

      The Company has selected Lucent Technologies Inc. ("Lucent") to engineer, furnish and install the Mexican Network. In addition, the Company received a commitment from Lucent to provide the Company with up to $40 million of long term financing, which includes $34 million towards the purchase of Lucent products and services (including construction of the Mexican Network) and $6 million for repayment of the Company's current obligations (the "Lucent Facility").

      In May 1998, the Company acquired California Microwave Services Division, Inc. ("CMSD"), a subsidiary of California Microwave, Inc., for $8.8 million in cash. As part of the acquisition, the Company formed INTERLINK Communications, Inc. ("INTERLINK"), to acquire CMSD. The primary asset of INTERLINK is a teleport facility in Mountain View, California. The Company believes that INTERLINK enhances its position as an integrated telecommunications provider and helps assure satellite capacity in its targeted markets in Latin America.

      In May 1998, the Company issued $4.0 million in Deere Park Convertible Debentures (as defined) and $5.0 million in Gordon Brothers Convertible Debentures (as defined). In June 1998, the Company issued an additional $1.0 million in Deere Park Convertible Debentures. The proceeds from the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures were used primarily in connection with the acquisition of INTERLINK, and the remainder was used for capital investments and general working capital purposes.

      In March 1998, the Company acquired a license and access code from the government of El Salvador to provide inbound and outbound international long distance and certain other telecommunications services.

      In January 1998, Telscape acquired MSN Communications, Inc. ("MSN), a leading provider of prepaid calling cards ("Prepaid Cards") that are marketed under the TELEFIESTA(R) brand name primarily to Hispanic consumers residing in the United States. The acquisition enhances Telscape's long distance business profile by establishing a retail platform for its international long distance services and enhancing its ability to market additional products and services to Hispanic customers.

                                           INDUSTRY BACKGROUND AND MARKET DEMAND

OVERVIEW

      The international telecommunications industry is undergoing a period of fundamental change that has resulted, and is expected to continue to result, in significant growth in international telecommunications traffic and revenues. According to the World Telecommunication Development Report 1996/97 published by the International Telecommunications Union ("ITU") on February 20, 1997 (the "ITU Report"), the 1998 revenue of the global telecommunications industry is projected to exceed $1 trillion. According to TeleGeography 1999, revenues generated from the provision of international long distance services increased to $65.9 billion in 1997 from $26.8 billion in 1988, a compound annual growth rate of 10.6%. Management believes that Latin American traffic, including traffic between the United States and Latin America, will continue to grow faster than the international telecommunications market as a whole as a result of (i) underlying economic growth within Latin America, (ii) growth of regional trade as a result of free trade initiatives such as NAFTA, Mercosur and the Andean Pact, (iii) deregulation and privatization of telecommunications carriers in the region,
(iv) projected regional increases in telephone density and (v) increasing demand for bandwidth-intensive applications.

      The Company believes that numerous factors have driven the growth in demand for international telecommunications products and services. Those factors include: (i) the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications sector, (ii) declining prices and a wider selection of products and services driven by greater competition resulting from deregulation, (iii) increased telephone accessibility resulting from technological advances and greater investment in telecommunications infrastructure, including deployment of wireless networks, (iv) increased international business and leisure travel and (v) growth of computerized transmission of voice and data information. These trends have sharply increased the use of, and reliance upon, telecommunications products and services throughout the world. The Company expects these trends to continue for the foreseeable future.

      The growth in the use of telecommunications services and the rapidly changing international telecommunications market have created a significant opportunity for carriers such as the Company that can offer high quality, low cost comprehensive telecommunications products, systems and services. The Company believes that a high percentage of the world's business and residential consumers continue to be subject to high prices with poor quality and lack of availability of service which have been characteristic of many Post, Telephone & Telegraph administrations ("PTTs"). Demand for improved service and lower prices has created opportunities for private companies to compete in the international telecommunications market and has spurred a broadening of products and services. New technologies have contributed to improved quality and increased transmission capacity and speed. The Company therefore believes that recent and on-going deregulation and increasing access to telecommunications facilities in emerging markets will bring a high level of growth in the demand for telecommunications services outside the United States, particularly in Latin America.

      By eroding the traditional monopolies held by PTTs, many of which are or were wholly or partially government owned, deregulation is providing U.S.-based providers the opportunity to negotiate more favorable agreements with both the traditional PTTs and emerging foreign providers. In addition, deregulation in certain foreign countries is enabling U.S.-based providers to establish local switching and transmission facilities in order to terminate their own traffic and begin to carry international long distance traffic originating in those countries. Deregulation, privatization, the expansion of the resale market and other trends influencing the international telecommunications market are resulting in decreased termination costs, a proliferation of routing options and increased competition.

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

      Recent legislation and the World Trade Organization agreement ("WTO Agreement") among numerous countries are expected to lead to increased liberalization of the majority of the world's telecommunication markets. Specifically, the WTO Agreement created a framework under which 69 countries committed to liberalize their telecommunications laws to permit increased competition and, in most cases, foreign ownership in their telecommunications markets, beginning in 1998. The Telecommunications Act of 1996 established a framework for increasing competition in the U.S. telecommunications services market and the European Union's Services Directive abolished exclusive rights for the provision of voice telephony services throughout the European Union ("EU") and the local Public Switched Telephone Network ("PSTN") of any member country of the EU by January 1, 1998.

      The Company believes that these initiatives, as well as other proposed legislation and agreements, will provide increased opportunities for emerging competitive carriers such as Telscape to provide telecommunications services in targeted markets. Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of services and reduce prices. The industry's projections for substantially increased international minutes of use and revenue by 2000 are based in part on the belief that reduced pricing as a result of deregulation and competition will result in a substantial increase in the demand for telecommunications services in most markets.

LATIN AMERICA

      The telecommunications market in Latin America is undergoing a period of deregulation, privatization, increased competition and rapid growth. According to TeleGeography 1999, growth in the demand for telecommunications services across Latin America in 1996-1997 increased at a rate of 7.6%.

      The Company seeks to focus on the opportunities created by deregulation and market growth in the rapidly changing international telecommunications markets in Latin America. Countries in the Latin American region generally are experiencing a solid period of economic, business and infrastructure growth, reduced inflation and economic and political stability. Substantial opportunities exist for providers of telecommunications equipment, system integration, value-added services and voice and data services as Latin American countries move toward privatization and greater liberalization of their telecommunications markets.

      The Company believes that the small- to medium-sized business segment is the target market in many countries in Latin America for value-added services such as teleconferencing, advanced facsimile, advanced phone, unified messaging, frame relay and Asynchronous Transfer Mode technology ("ATM"). Unlike larger businesses which have the resources and traffic volume to support the internal development of a wide range of value-added services, developing and maintaining such services is not economical for smaller businesses. Accordingly, to meet these needs smaller businesses may either purchase such services or outsource their telecommunications services to third parties specializing in such services, such as the Company. The Company believes that its experience and expertise in providing these services will enable it to compete in this market.

      The Company believes that it is well-positioned to capitalize on these opportunities by providing high quality, low-cost comprehensive telecommunications services. As a rule, Latin American countries have extremely low telephone density, and the markets have been subject to characteristically inefficient, poor-quality service, as well as the unavailability of new and innovative systems and services. In addition, the Latin American markets in which the Company is offering services or in which it seeks to compete generally are characterized by a lack of fiber optic cable capacity. Existing satellite-based capacity offers limited capability to meet the increasing demand for bandwidth-intensive applications in the Company's targeted countries in the region. There exists a critical and growing demand for the type of high-quality, innovative systems, products and services that the Company is currently providing and seeks to provide in expanding in its current markets and exploiting the opportunities in new markets throughout Latin America.

      The Company believes that the Latin American region is poised for growth in telecommunications usage based on the political and economic changes in many Latin American countries that have modernized their economies, increased transparency in business and governmental practice and sustained strong economic growth. In addition, telecommunications growth will be spurred as a result of the recent and ongoing privatizations by many Latin American governments of their previously state-owned telecommunications monopolies, as well as ongoing liberalization of the regulatory frameworks in many countries in the region to promote competition in telecommunications services.

MEXICO

      The market for telecommunications services in Mexico is undergoing rapid expansion. According to TeleGeography 1999, the volume of telecommunication traffic to Mexico increased 16.2% in 1996 and 58% in 1997. The 1997 traffic along the U.S.-Mexico route accounted for 12.1% of the U.S. international market and 88.6% of the Mexican international telecommunications market. According to a report issued by the Federal Communications Commission's ("FCC") Common Carrier Bureau in November 1998, revenues for sales on the U.S.-Mexico route exceeded $1.1 billion in 1997.

      As a result of legislation enacted in 1995, Mexico began the process of opening its telecommunications market to competition. National and international long distance services were opened to competition in August 1996, subject to the issuance of individual concessions. Pure switched international resale is not allowed in Mexico to date. Value-added services are fully open to competition and subject to a simple registration process.

      The Company believes that it is well-positioned to take advantage of the growing demand for telecommunications services between the United States and Mexico. The Company currently provides a full range of systems integration and value-added services to major public and private customers. Additionally, in June 1998,

Telereunion S.A. received the Mexican Concession from the Secretaria de Comunicaciones de Telecomunicaciones ("SCT"), allowing it to originate and terminate domestic and international long distance services in Mexico.

OTHER LATIN AMERICAN MARKETS

      The Company intends to focus on the opportunities created by deregulation of telecommunications services in other telecommunications markets in Latin America. Latin American markets have undergone rapid expansion as a result of regional and global deregulation.

      Countries within Latin America have different national regulatory schemes and are in varying stages of deregulation. The requirements for the Company to obtain the necessary approvals to offer value-added services and various other telecommunications services, including voice telephony, vary from country to country. The Company has recently obtained the authority to provide inbound and outbound international long distance as well as certain other telecommunications services in El Salvador.

STRATEGY

      The Company's objective is to become a leading provider of high quality, competitively priced, international long distance services between the United States and Latin America, and a leading provider of international long distance services, domestic long distance services and integrated value-added services to customers in Mexico and other targeted countries in Latin America. The key elements of the Company's strategy are to:

o EXPAND NETWORK SERVICES. The Company intends to expand its network by acquiring switching and transmission facilities and additional fiber optic and satellite transmission capacity for the provision of international and domestic voice, video and data services. The Company's objectives in making these investments are to: (i) provide on-net capacity to allow growth in its long distance services business; (ii) increase profitability for switched services by reducing the amount of the Company's traffic terminated by other long distance carriers pursuant to resale arrangements; and (iii) use the expanded network as a platform to support advanced, bandwidth-intensive data and media applications.

o PROVIDE AN INTEGRATED SUITE OF SERVICE OFFERINGS. The Company seeks to provide its commercial customers in Mexico with a comprehensive suite of telecommunications services, including international and domestic long distance services, systems integration, call centers, conference calling, Internet access and other broadband data services. The Company believes that providing multiple service offerings improves customer retention and the profitability of individual customer relationships. Management believes that Telscape is one of the few companies to offer a wide array of high quality and competitively priced telecommunications services to commercial customers in Mexico, and expects to pursue opportunities to provide similar services as it expands into other Latin American markets.

o EXPAND SCALE AND SCOPE OF RETAIL BUSINESS. Management believes that its TELEFIESTA(R) Prepaid Cards position the Company for expanded growth in the retail sector of the international telecommunications market. The Company has signed operating agreements with concessionaires in Mexico which provide for significant additional carrier quality and cost-effective termination capacity to Mexico in the short-term. The Company believes that these agreements together with the Mexican Network will provide it with the necessary capacity to allow for the anticipated growth in this rapidly expanding market.

o PURSUE STRATEGIC ALLIANCES, JOINT VENTURES AND ACQUISITIONS. The Company continues to pursue strategic alliances, joint ventures and acquisitions to expand its business, increase its customer base, add network and circuit capacity, enter additional markets and develop new products and services. The Company seeks to acquire interests in companies that have network facilities, service offerings or technologies that complement those of the Company. Since 1996, the Company has completed six acquisitions, including a U.S.-based provider of satellite telecommunications services with access to satellites covering Central and South America, a U.S.-based Prepaid Card provider focused on Hispanic consumers in the United States and Latin American markets, three data and systems integration businesses in Mexico and a U.S.-based reseller of long distance services.

o BUILD BRAND AWARENESS. The Company seeks to build brand awareness of its TELEFIESTA(R) and Telereunion brands. Management believes that it will be able to continue building customer awareness of its TELEFIESTA(R) brand name through sales of TELEFIESTA(R) services to its U.S. customers as it opens new international long distance markets throughout Latin America. In addition, the Company intends to distribute TELEFIESTA(R) services in targeted Latin American countries as continued deregulation and market conditions permit. Management also intends to continue building customer awareness of its systems integration and value-added services through the Telereunion brand name, which it plans to leverage as it commences international and domestic long distance services in Mexico.

o EXPAND LATIN AMERICAN PRESENCE. The Company seeks to expand its Latin American presence in order to capitalize on the relatively high growth of traffic between the United States and Latin America. The Company believes that management's international telecommunications expertise, combined with Telscape's established reputation and extensive operations in Mexico, will enable the Company to identify and capitalize on the increasing deregulation in targeted Latin American markets.

                                    SERVICES

      Telscape currently operates principally three lines of business: value-added services, international long distance and satellite teleport services. All three business lines will be significantly enhanced by the Mexican Network, which is scheduled to initiate operations during the fourth quarter of 1999. The Company's business lines are designed to serve its targeted customers, commercial customers and consumers. The Company's current network operations support its services to these customers with the Mexican Network focusing on unifying Mexican traffic onto its own network. Financial information about the Company's business segments for each of the three years ended December 31, 1996, 1997 and 1998 are disclosed in Footnote 9 in the Notes to the Consolidated Financial Statements.

VALUE-ADDED SERVICES

      The Company provides a full range of systems integration solutions to major public and private customers in Mexico. The Company also provides outsourced network services in Mexico to the U.S. Embassy, the Mexican Stock Exchange and other large public agencies and private businesses.

SYSTEMS INTEGRATION

      Telscape is one of the two largest systems integrators in Mexico, providing customized and turn-key solutions to corporations and institutions under the same management team since 1986. Services include developing, building, installing and servicing corporate voice, video and data networks. Post-sales support consists of maintenance contracts, outsourcing, network management and monitoring services. Although the Company expects that systems integration revenues will not increase as rapidly as those from the Company's other lines of business, it will remain an important part of the Company's strategy to introduce commercial customers to the Company's other telecommunications services and essential in its strategy to provide its customers with a comprehensive suite of telecommunications services.

      Since 1992, the Company has been one of five distributors in Mexico of Nortel telecommunications equipment. The Company also distributes voice and teleconferencing products manufactured by Polycom, Centigram and VTEL and distributes, installs and maintains data and networking equipment manufactured by 3Com Corporation, Nortel, Newbridge Networks, ADC Kentrox and Cisco. The Company is the largest Nortel and 3Com distributor in Mexico and is consistently recognized as the industry leader in systems integration. Among its many honors, the Company recently was awarded the BEST ADVANCED SOLUTION PARTNER IN LATIN AMERICA by 3Com in 1998.

      The Company anticipates that traditional long distance and local exchange services will increasingly involve sophisticated, application-oriented services such as audio, data and video conferencing, enhanced facsimile, telemarketing, interactive voice response ("IVR"), help-desk, advanced Internet and other content and service intensive value-added services. The Company has provided value-added services in Mexico since 1995, giving it both technical and marketing experience needed to compete in the value-added services market.

      The Company's sales and technical personnel are organized as teams that combine strong sales capabilities with specialized technical expertise in cutting-edge, product-specific areas such as ATM and Frame Relay networks, virtual private networks and telemedicine - distance learning, help desks and teleconferencing solutions. For example, Telscape was the first company in Mexico to offer conference call services. Telscape's systems integration business also provides a natural channel to introduce, with a high degree of credibility, commercial customers to the Company's other products and services, further broadening the Company's relationships with its customers. For example, the Company now offers its Mexican clients the opportunity to take advantage of advanced bandwidth-on-demand and disaster recovery services through the Company's teleport in Mountain View, California. Telscape believes that much of the expertise developed in Mexico can be replicated in other Latin American countries.

OUTSOURCED NETWORK SERVICES

      As traditional telecommunications services become more of a commodity, Telscape believes that value-added services will become an increasingly important component of the Company's service offerings. The Company has leveraged its systems integration expertise to provide outsourced network services, including help desk support and network management services. Customers in Mexico include the U.S. Embassy, the Mexican Ministry of Foreign Affairs, the Mexican Stock Exchange, Pepsico (Frito Lay), Hewlett Packard, ICA (the largest construction company in Latin America) and Mabe (a GE joint venture).

      The Company's expanding presence in value-added telecommunications services resulted in an outsourcing contract, signed in the third quarter of 1997, with the U.S. Embassy in Mexico City. The contract is a one year contract and the U.S. government has the option to renew the contract for up to four additional one-year terms. This contract has been renewed for the first additional year through the fourth quarter of 1999. The system is designed to automate the delivery of visa applications and enables callers to request visa information from either a live operator or from an automated touch-tone system. Revenues from this contract for the year ended December 31, 1998 totaled $2.7 million. In connection with this contract, the Company established a call center in Mexico City, which the Company believes will serve as a platform for additional growth. In the fourth quarter of fiscal 1998, the Company received approval from the Mexican Ministry of Foreign Affairs to provide passport information and other information to the Mexican public via its help desk operations. With this approval, the Company entered into a contract with a trust formed by the Ministry of Foreign Affairs to provide these services on a non-exclusive basis for an indefinite term.

      The Company had fiscal 1998 revenues of approximately $32.9 million from value-added services, representing 24.9% of the Company's consolidated revenues.

INTERNATIONAL LONG DISTANCE

PREPAID CARDS & ENHANCED SERVICES

      Telscape provides national and international long distance services to consumers in the U.S., primarily first and second generation Hispanic individuals, through Prepaid Cards under the Company's TELEFIESTA(R) brand name. The Company believes that Prepaid Cards are the most effective vehicle to provide long distance and other telecommunications services to its targeted Hispanic residential customer segment, as well as benefiting customers by enabling them to purchase the card anonymously and in various fixed dollar amounts. Telscape recently added dual-country capabilities to its Prepaid Cards, offering usage in both the U.S. and Mexico, and, plans to add other countries throughout Latin America. Additionally, the Company is developing other enhanced services such as mailbox-on-demand (international voice-mail), virtual telephone and money transfer services. The Company believes that TELEFIESTA(R) is one of the most widely recognized brand names for Prepaid Card services among the 30 million Hispanics in the U.S. and that it currently enjoys a market share of approximately 10% of the total U.S. Prepaid Card market to Latin America.

      The Company's TELEFIESTA(R) cards, which provide service to more than 200 countries and territories, are sold through distributors to independent retail outlets across the United States. The cards are marketed primarily to Hispanic communities in the U.S., specifically Chicago, Los Angeles, Miami, New York and the border states (particularly Texas), that generate high levels of international traffic to targeted Latin American countries. Since its inception, the Company has focused on building a substantial network of wholesale distributors that sell either to sub-distributors or directly to retail outlets. The Company intends to expand its internal sales department in order to sell directly to large retail chains, department stores, the tourist industry, airport and hotel gift shops, gas stations and other retail outlets owned or franchised by larger companies.

      To capitalize on its knowledge of the local markets and its success in the U.S., the Company recently developed a Prepaid Card service focusing primarily on Mexican residents with U.S. calling needs. The Prepaid Card service is being offered in the U.S. and Mexico through separate marketing and interconnection agreements with selected Mexican operators. These agreements provide a significant two-fold increase in capacity for Prepaid Card services for the Company at cost-effective, carrier-class quality. The Company believes that this uniquely designed service will be able to fill a substantial, unsatisfied demand in Mexico for economically priced Mexico - U.S. calling services. Customers will be able to purchase the Prepaid Card, with certain enhanced features, in the U.S., and it intends to offer these cards in Mexico in the future. The cards have the capabilities to call from the U.S. to Mexico and from Mexico to U.S. As a result, for example, Mexicans residing in the U.S. are able to purchase minutes for friends and relatives residing in Mexico in order to make Mexico - U.S. calls. The Company believes that this northbound traffic represents a unique opportunity for Prepaid Card services which is currently under-served.

WHOLESALE SERVICES

      The Company provides its wholesale carrier services to first and second-tier carriers in the U.S. to complement its retail traffic pattern. Providing both retail and wholesale services on its network enables the Company to maximize efficiency and better utilize its network. In addition, the Company has negotiated advantageous rates in its targeted Latin American countries by leveraging its extensive relationships with local carriers. The Company markets its wholesale capacity through a direct sales effort and has 15 wholesale carrier customers.

      The Company believes that its business model will enable it to take advantage of the rapidly growing wholesale international long distance market on a more permanent basis than would be possible by relying on temporary, regulatory-driven pricing distortions and arbitrage opportunities. The Company will establish this position by effectively "pulling" valuable proportionate return related traffic out of Latin America. The "pulling" is accomplished by utilizing the Company's extensive Prepaid Card distribution system in the U.S. to effectively transfer the higher purchasing power of the immigrants in the U.S. to their relatives in Latin America. For example, a person buying the TELEFIESTA(R) Prepaid Card in the U.S. will be able to share it with their relatives in Mexico by giving them the Mexican local access number and the PIN (personal identification number), or simply by mailing the card itself. Furthermore, for every minute of outbound use, the Company will generate valuable proportionate return traffic, which can also be used to supplement the wholesale business.

      The Company had fiscal 1998 revenues of $93.2 million from its international long distance business, representing 70.5% of the Company's consolidated revenues.

SATELLITE TELEPORT SERVICES

      The Company through its subsidiary, INTERLINK, owns and operates a satellite teleport facility in Mountain View, California. INTERLINK provides voice, video and data transport services including fractional and full T-1 data broadcast, dedicated circuits and private line up-link and down-link services to Latin America and other parts of the world. INTERLINK's satellite teleport has been operational for more than a decade and the Company believes it is among the most reliable in the U.S. INTERLINK's satellite teleport services both the Company's network needs for its international long distance customers as well as INTERLINK's customers mainly in the telecommunications, broadcasting and weather service industries. In addition, INTERLINK has introduced Bandwidth-on-Demand, Integrated Services Digital Network ("ISDN") videoconferencing and Internet-through-satellite services and also serves as an Internet backbone provider to Internet service providers ("ISPs") in remote areas where access to high speed fiber optics is limited, as is the case in most Latin American countries. The Company believes that INTERLINK enjoys an excellent reputation within the industry for its reliability and services and has positioned itself as a natural "conduit" to provide services from and to the United States with an emphasis on Latin America. The Company believes that INTERLINK has the ability to significantly expand its services and future revenue. Currently, INTERLINK utilizes less than 15% of the satellite teleport's capacity and the new Satmex V satellite provides robust installed up-link capacity and additional bandwidth. INTERLINK also produces radar detectors, VSATs (Very Small Aperture Terminals) and telecommunications amplifiers, which represent less than one third of INTERLINK's projected revenues for 1999.

      The Company intends to utilize INTERLINK's satellite teleport capabilities to target, as part of its Mexican Network, low density population towns in Mexico which historically have not been targeted by concessionaires and currently are only served by Telefonos de Mexico S.A. de C.V. ("Telmex"). The Company's market analysis has determined that certain of these towns are high volume users of TELEFIESTA(R) Prepaid Cards. By utilizing INTERLINK's satellite teleport capabilities and installing smaller satellite receiving and transmitting facilities in these towns, the Company can expand the Mexican Network to these under-served cities which are current consumers of its services in a cost-effective manner.

      INTERLINK had revenues for fiscal 1998 of $6.0 million, accounting for 4.6% of consolidated revenues and representing seven months of revenue since it was acquired by the Company effective June 1, 1998.

                                     NETWORK

      The Company currently manages its own telecommunications network and also utilizes the transmission capacity of several carriers. The Company believes that increasing the percentage of traffic it carries on-net will enable it to increase margins and profitability and ensure quality. In addition, the Company's use of multiple carriers increases cost efficiencies by establishing additional routing capability and enabling the Company to obtain sufficient capacity to support its rapid growth.

                                NETWORK STRATEGY

      The Company's network is comprised of leased, partitioned and owned switches, fixed cost point-to-point fiber optic cable leases and leased satellite capacity to provide connectivity for many Central and South American cities. The Company intends to expand its network primarily by using traditional circuit-based technology, acquiring additional satellite and fiber optic transmission capacity and installing switching equipment in targeted U.S. and Latin American markets. In countries in which the Company currently operates without a switch and in each new market the Company enters, the Company intends to install switching facilities and integrate them into its network to improve the Company's overall cost structure. The Company expects that it will be able to realize significant cost savings by routing an increasing portion of its Mexican domestic long distance and international traffic on-net.

      The Company intends to market certain domestic long distance services directly to customers in the Gulf region of Mexico primarily through the development of the Mexican Network. The Company's Mexican Network will support multiple lines of international and domestic national telephone services in Mexico, as well as provide Telscape with an essential element for its plan to become a significant market force in Mexico by securing for the Company control over its bandwidth and transmission quality requirements. The Company has targeted the Gulf region of Mexico for these services because (i) the region currently lacks extensive telecommunications infrastructure, (ii) other major competitors of the Company have not targeted the region for development, (iii) there is a developed business community with a high potential for long distance usage in the region, (iv) the region is sufficiently populated to permit the efficient use of new infrastructure, and (v) the region is in close proximity to the United States.

      The Company expects to complete the Mexican Network by the end of the fiscal year 1999. (See discussion at International Origination and Termination Facilities-The Mexican Network). The Company believes that the Mexican Network, when complete, will link 47 cities and towns and cover, including interconnection agreements, approximately 90% of the population in Mexico. The Mexican Network will provide the Company with the backbone for its strategy to be a complete telecommunications service provider for the Latin American market, beginning with Mexico. With the Mexican Network, the Company will be one of few companies with a significant presence on both sides of the U.S.- Mexico border. The Mexican Network will provide the Company with significant, carrier-class, cost-effective capacity from which it can grow its existing retail and wholesale international long distance and value-added services businesses.

              INTERNATIONAL ORIGINATION AND TERMINATION FACILITIES

SWITCHING FACILITIES

      The Company owns and operates a Nortel DMS-250, state-of-the-art digital switch in Houston, Texas. The Company currently operates additional switching platforms in Mexico. The Company also currently partitions a switch in New York and has an outsourcing arrangement in Texas for a Prepaid Card platform, which has interconnection with the DMS-250 switch in Houston.

      As part of the Company's strategy to expand its Prepaid Card operations, it plans to install or purchase additional Prepaid Card switching platforms in selected cities in North America. These switches will be capable of managing local and 800 Prepaid Card traffic in high-volume gateway cities such as Houston, New York, Chicago, San Francisco and Los Angeles.

SATELLITE FACILITIES

      In connection with the acquisition of INTERLINK, the Company acquired a teleport facility in Mountain View, California. The Company believes that this acquisition enhances its position as an integrated telecommunications provider, and helps assure satellite capacity to its targeted markets in Latin America. As part of the Mexican Network, the Company intends to implement satellite facilities in certain towns in Mexico which will link to its teleport facility in Mountain View, California.

NETWORK CAPACITY

      The Company purchases transmission services on a per minute basis and leases transmission capacity on a fixed cost basis from a variety of local and long distance carriers. The Company is currently expanding its leased on-net capacity in an attempt to lower costs in its largest distribution areas. The Company obtains private line capacity from local domestic and international carriers. The Company's agreements with these carriers fix the private line cost for a minimum of one year. The Company's agreements with its carriers provide that some international per minute rates may fluctuate with rate change notice periods varying from five days to one month. The variable nature of the cost of services and many of the Company's contracts and agreements subject the Company to the possibility of unanticipated cost increases and the loss of cost-effective routing alternatives.

      The Company has signed a contract with a third party for the third party vendor to provide telecommunications services to the Company including the origination of inbound 800 dialed phone calls for its Prepaid Cards, and the termination of U.S. domestic long distance and international long distance. The contract term is through June 1, 2001, and provides for a minimum monthly purchase commitment of $360,000 and a total purchase commitment of $12,660,000. The Company can cancel the minimum monthly purchase commitment with 30 days notice upon meeting its total minimum purchase commitment. The Company estimates that total purchases from this third party exceeded $6.5 million as of March 31, 1999.

TELECOMMUNICATIONS NETWORK MANAGEMENT AND INFORMATION SYSTEMS

      The Company's network management and information systems enable it to (i) economically and efficiently route traffic over the Company's network and the networks of other carriers, (ii) offer reliable services with high call completion rates and voice quality and (iii) manage an advanced voice, data and video multi-service platform. The Company believes that these systems, particularly their ability to provide flexible, high quality service to international destinations, provide it with a competitive advantage relative to many other providers of telecommunications services. The Company monitors its network and initiates changes to its overall switch network and traffic routing where appropriate to optimize routing and minimize costs. Because a substantial portion of the traffic carried by the Company terminates internationally and call completions vary by carrier, the Company monitors the call completion efficiencies of its suppliers. The Company intends to continue configuring large portions of its network with Common Channel Signaling System 7 ("SS7"). SS7 reduces voice call setup and connect time delays and provides additional technical capabilities and efficiencies for call routing and network engineering.

NETWORK OPERATIONS CENTER

      The Company has a network operations center ("NOC") in Mexico City, Mexico, which the Company will use to monitor and control all switches and other transmission equipment used in its network. The NOC operates seven days a week, 24 hours per day, 365 days a year.

THE MEXICAN NETWORK

      The Company's network philosophy is to invest in network facilities only after it has developed a customer base and to the extent such an investment can improve its network cost structure and services provided to its customers. The Company has developed a substantial presence in Mexico over the last 13 years, and, in June 1998, Telereunion S.A., an affiliate of the Company in which the Company owns a 65% economic and 49% voting interest, received the Mexican Concession, a 30-year, facilities-based carrier license from the Mexican government. Telereunion S.A. is one of only 16 concession holders in Mexico. The Mexican Concession enables the Company to construct and operate a network over which the Company can carry telecommunications traffic, including voice, video and data transport services, throughout Mexico. To deliver its services, the Company intends to construct the Mexican Network, a combined fiber-optic and microwave long distance network, connecting the United States, the Gulf region of Mexico and targeted international gateway cities.

      The Company's objectives in constructing the Mexican Network are to: (i) provide capacity to allow growth in its long distance services business; (ii) increase profitability and significantly lower its costs by bringing traffic on-net; (iii) use the expanded network to provide long distance services to domestic corporate and prepaid customers not currently served; and (iv) support advanced, packet-based, bandwidth-intensive data and multimedia networking applications to its large Mexican systems integration customer base.

      The Company plans to develop the first stage of its Mexican Network, consisting of 650 km of fiber optic cable and microwave, circuit switched type of transmission and switching facilities, in the Gulf region of Mexico. The Mexican Network will provide connectivity from Mexico City to Puebla, and from Puebla to Veracruz and Poza Rica. The Company intends to lease and swap capacity from other long distance providers to connect with the central (Mexico City, Guanajuato and Guadalajara) and northeast (Monterrey) regions of Mexico, and to install switching facilities in Mexico City and Monterrey. The Company believes that more than half of the domestic long distance traffic and nearly half of the domestic residential long distance traffic originates in the region that will be serviced by the Mexican Network. The Mexican Network will also be located near PEMEX, the largest and most bandwidth-intensive user of telecommunications services in Mexico and a current customer of the Company. The Company is currently negotiating interconnection agreements with other concessionaires. The Company's planned Mexican Network, when complete, will link 47 cities and towns and cover, including interconnection agreements, an estimated 90% of the population in Mexico.

      The Company intends to utilize INTERLINK's teleport capabilities to target, as part of its Mexican Network, low density population towns in Mexico which historically have not been targeted by concessionaires and currently are only served by Telmex. The Company's market analysis has determined that certain of these towns are high volume users of TELEFIESTA(R) Prepaid Cards. By utilizing INTERLINK's teleport capabilities and installing smaller satellite receiving and transmitting facilities in these towns, the Company can expand the Mexican Network to these under-served cities which are current consumers of its services in a cost-effective manner.

      The Company has selected Lucent to engineer, furnish and install the Mexican Network. In addition, the Company received a commitment from Lucent to provide the Company with up to $40 million of long term financing, which includes $34 million towards the purchase of Lucent products and services (including construction of the Mexican Network) and $6 million for repayment of the Company's current obligations. See discussion in Liquidity and Capital Resources.

      The Company expects to begin the construction of the Mexican Network in the second quarter of 1999. The Company believes that the Mexican Network can be fully operational by the end of 1999.

                        SALES, MARKETING AND DISTRIBUTION

VALUE-ADDED SERVICES

      To serve the complex needs of its customers, the Company has formed a team of sales and technical personnel that combines strong sales capabilities with specialized technical expertise in product-specific areas such as Private Branch Exchange ("PBX"), voice processing, Internet, video conferencing and ATM and Frame Relay networks. Management believes that this sales approach allows the Company to provide innovative solutions to complex systems integration projects.

      In Mexico, the Company promotes its value-added services through a combination of advertising, trade shows, direct mail and telemarketing. The Company has historically utilized its own direct sales force but has recently developed a dealer network to broaden its distribution channel. The Company's product managers focus on cultivating relationships with one or more vendors and with coordinating sales efforts for their specific product lines.

      The Company markets its value-added telecommunications services through advertising in trade magazines, telemarketing, direct mail and attending trade shows. The Company believes that its systems integration service base provides an excellent platform for the follow-up sales of advanced telecommunications services, since many of the Company's customers have developed confidence in the Company's ability to implement complex projects.

      The Company's direct sales effort begins with understanding the customer's business. Sales personnel then identify potential areas where the Company's value-added services could improve the customer's business, suggesting specific services, customizing those services to meet the customer's specific needs, implementing value-added solutions and monitoring the results and potential changes in the customer's needs.

LONG DISTANCE SERVICES

PREPAID CARDS

      The Company markets its Prepaid Cards under the TELEFIESTA(R) brand name. The Company's TELEFIESTA(R) Prepaid Cards are sold through distributors to independent retail outlets throughout the United States. The Company has focused on building a substantial network of wholesale distributors that sell to sub-distributors and directly to retail outlets. The sub-distributors generally sell only to retail outlets.

      The Company targets heavily populated metropolitan areas in the United States with substantial Hispanic populations that generate significant international calling volume. Many of the Company's distributors are members of such ethnic communities or otherwise have personal or business relationships in such communities. In developing relationships with distributors, the Company also focuses on expansion into new geographic and metropolitan areas with substantial Hispanic populations. The Company believes that the success of its Prepaid Cards has created significant brand loyalty and encourages distributors and retail outlets to actively market the Company's products. The Company regularly provides distributors and retail outlets with point of purchase advertising and explanatory materials. The Company frequently adds new Prepaid Card products to its service offerings, and adjusts its pricing for particular traffic segments in order to target certain customer groups, respond to competitive pressures and otherwise increase market share.

INTERNATIONAL WHOLESALE SERVICES

      The Company's carrier resale department markets its international outbound switched and dedicated services on a wholesale basis to other telecommunications companies through a direct sales effort. At March 15, 1999, the Company had approximately 15 wholesale carrier agreements in place. To provide a more complete package of international rates to its customers, the Company intends to establish strategic relationships with entities that have gateways to international destinations. When appropriate, the Company may establish in-country relationships for the termination of international long distance.

SATELLITE TELEPORT SERVICES

      The Company's satellite teleport services business markets its satellite teleport services to other telecommunications companies through a direct sales effort. Its service offerings include voice, video and data transport services including fractional and full T-1 data broadcast, dedicated circuits and private line up-link and down-link services to Latin America and other parts of the world. The Company has also introduced Bandwidth-on-Demand, ISDN videoconferencing and Internet-through-satellite services and also serves as an Internet backbone provider to ISPs in remote areas where access to high speed fiber optics is limited, as is the case in most Latin American countries. The Company has also began cross-selling its teleport services through its value-added sales force in Mexico and its international long distance wholesale carrier sales force in the U.S.

                                    CUSTOMERS

VALUE-ADDED SERVICES

      The Company performs substantially all of its value-added services for business customers located in Mexico. During the year ended December 31, 1998, no single value-added services customer represented more than 10% of the Company's overall revenues.

LONG DISTANCE SERVICES

PREPAID CARDS

      The Company markets its Prepaid Cards primarily to Hispanic communities in the United States that generate high levels of international traffic to targeted Latin American countries where the Company has favorable termination agreements. The Company sells its Prepaid Cards through a network of distributors, who distribute the Prepaid Cards to independent retail outlets in 100 cities throughout the United States. During the year ended December 31, 1998, no single distributor represented more than 10% of the Company's overall revenues.

INTERNATIONAL WHOLESALE SERVICES

      The Company's wholesale customers are primarily other international carriers that seek termination services in one or more Latin American countries. During the year ended December 31, 1998, no single wholesale carrier customer represented more than 10% of the Company's consolidated revenues.

SATELLITE TELEPORT SERVICES

      The Company's satellite teleport services customers include other international carriers both in the U.S. and in Latin America which utilize its services as a low cost, dependable and high speed alternative to fiber optic connectivity between the U.S. and Latin America; private and public corporate companies which utilize its private line, dedicated circuits and bandwidth on demand services; and Latin American ISPs which utilize its services as a source for high-speed connectivity to Tier I Internet backbone providers in the U.S. During the year ended December 31, 1998, no single satellite teleport services customer represented more than 10% of the Company's consolidated revenues.

                          CUSTOMER SUPPORT AND BILLING

      Telscape believes that reliable, sophisticated and flexible billing and information systems are essential to its ability to remain competitive in the global telecommunications market. Accordingly, the Company has invested substantial resources in an IBM AS-400 platform for rating and billing services.

      The Company's billing system enables the Company to (i) accurately analyze its network traffic, revenues and margins by customer and by route on a daily basis, (ii) validate carrier settlements, and (iii) monitor least cost routing of customer traffic. These reports produce efficiencies by reducing the need for monitoring by the Company's employees. The Company believes that the accuracy and efficiency of its management information systems provide it with a significant strategic advantage over other emerging carriers.

                                   COMPETITION

      The international and national telecommunications industry is highly competitive, is subject to rapid change precipitated by advances in technology and deregulation and is significantly influenced by the pricing and marketing decisions of larger industry participants. The Company's success depends upon its ability to compete with a variety of other telecommunications providers in each of its markets, including the respective PTT in each country in which the Company operates. Other competitors of the Company include large, facilities-based, multinational carriers and smaller facilities-based wholesale long distance service providers in the United States and overseas that have emerged as a result of deregulation, switched-based resellers of international long distance services, providers of systems integration and/or value-added services, Prepaid Card providers and global alliances among some of the world's largest telecommunications carriers. The Company anticipates that it will encounter additional competition as a result of the formation of global alliances among large telecommunications providers. Recent examples of such alliances include AT&T's alliance with Unisource, known as "Uniworld", Cable & Wireless Plc's recent alliance with Italy's STET/Telecom Italia to serve international customers with a primary focus on the Latin American and European regions, WorldCom's merger with MCI, the alliance between MCI WorldCom and Telefonica de Espana, and Sprint's alliance with Deutsche Telekom and France Telecom, known as "Global One", and the joint venture between Sprint and Telmex. Consolidation in the telecommunications industry may create even larger competitors with greater financial and other resources. The effect of the aforementioned or other similar mergers and alliances could create increased competition in the telecommunications services market and potentially reduce the number of customers that purchase wholesale international long distance services from the Company. In the Prepaid Card business, the Company currently competes with all of the first tier telecommunications carriers as well as emerging multinational carriers such as Star Telecommunications, Inc., RSL Communications, Ltd. and IDT Corporation, many of which have greater financial resources than the Company. Because certain of the Company's current competitors also are or could be the Company's customers, the Company's business would be materially adversely affected to the extent that a significant number of such customers limit or cease doing business with the Company for competitive or other reasons.

      International telecommunications providers such as the Company compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services, and the Company's carrier and Prepaid Card customers are especially price sensitive. In addition, many of the Company's competitors enjoy economies of scale that can result in a lower cost structure for termination and network costs, which could cause significant pricing pressures within the international communications industry. In recent years, prices for international and other telecommunications services have decreased substantially, and are expected to continue to decrease, in most of the markets in which the Company currently competes or intends to compete. The intensity of such competition has recently increased, and the Company expects that such competition will continue to intensify as the number of new entrants increases as a result of the new competitive opportunities created by the 1996 Telecommunications Act, implementation by the FCC of the U.S. commitment to the WTO and privatization, deregulation and changes in legislation and regulation in various of the Company's foreign target markets. There can be no assurance that the Company will be able to compete successfully in the future, or that such intense competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

      Many of the Company's competitors are significantly larger, have substantially greater financial, technical and marketing resources, larger networks and a broader portfolio of services than the Company. Additionally, many competitors have strong name recognition and "brand" loyalty, long-standing relationships with the Company's target customers and economies of scale that can result in a lower relative cost structure for transmission and related costs. These competitors include, among others, AT&T, MCI WorldCom and Sprint which provide long distance services in the U.S., Telmex, concessionaires and other registered value-added services providers in Mexico, as well as PTTs and emerging competitors in other Latin American markets where the Company seeks to compete. In

Mexico, the regulatory authorities have granted concessions to 16 companies, including Telmex and Telereunion S.A., to construct and operate public, long distance telecommunications networks in Mexico. Some of these new competitive entrants have as their partners major U.S. telecommunications providers, including AT&T (Alestra), MCI WorldCom (Avantel) and Bell Atlantic (Iusatel). In addition, the regulatory authorities in Mexico have granted concessions to several competitive local exchange providers, such as Telinor, Megacable, Amaritel, Unitel, MetroNet, and Red de Servicios and several of Mexico's long distance concessionaires. With regard to the provision of services in Mexico, the Company competes or will compete in Mexico with numerous other systems integration, value-added services and voice and data services providers, some of which focus their efforts on the same customers targeted by the Company. In addition to these competitors, recent and pending deregulation in Mexico and various other Latin American countries may encourage new entrants. Moreover, while the WTO Agreement could create opportunities for the Company to enter new foreign markets, implementation of the accord by the United States and other countries could result in new competition from PTTs previously banned or limited from providing services in the United States. For example, the joint venture between Sprint and Telmex was granted by the FCC for authority to enter the U.S. market and to provide resold international switched services between the United States and Mexico, subject to various conditions. Increased competition in such countries as a result of the foregoing, and other competitive developments, including entry by ISPs into the long-distance market, could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company believes that PTTs generally have certain competitive advantages due to their control over local connectivity and close ties with national regulatory authorities. The Company also believes that, in certain instances, some regulators have shown a reluctance to adopt policies and grant regulatory approvals that would result in increased competition for the local PTT. If a PTT were to successfully pressure national regulators to prevent the Company from providing its services, the Company could be denied regulatory approval in certain jurisdictions in which its services would otherwise be permitted, thereby requiring the Company to seek judicial or other legal enforcement of its right to provide services or to abandon its proposed market entry. Any delay in obtaining approval, or failure to obtain approval, could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company encounters anti-competitive behavior in countries in which it operates or intends to operate or if the PTT in any country in which the Company operates uses its competitive advantages to the fullest extent, the Company's business, financial condition and results of operations could be materially adversely affected.

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

      The Company has pursued and expects to continue to pursue a strategy of providing its services to the maximum extent it believes to be permissible under applicable laws and regulations. To the extent that the interpretation or enforcement of applicable laws and regulations is uncertain or unclear, the Company's aggressive strategy may result in the Company (i) providing services or using transmission methods that are found to violate the laws or regulations of those countries where it operates or plans to operate or (ii) failing to obtain approvals or make filings subsequently found to be required under such laws or regulations. If the Company's interpretation of applicable laws and regulations proves incorrect, it could lose, or be unable to obtain, regulatory approvals necessary to provide certain of its services or to use certain of its transmission methods, or to lose its investments in that country. There can be no assurance that the Company will not be subject to fines, penalties or other sanctions, including being denied the ability to offer its products and services, as a result of violations regardless of whether such violations are knowing or willful and regardless of whether such violations are corrected. To the Company's knowledge, it is not currently subject to any material regulatory inquiry or investigation.

      In numerous countries where the Company operates or plans to operate, local laws or regulations limit the ability of telecommunication companies to provide telecommunications services in competition with state-owned or state-sanctioned monopoly carriers. There can be no assurance that future regulatory, judicial, legislative or political considerations will permit the Company to offer all or any of its products and services in such countries, that regulators or third parties will not raise material issues regarding the Company's compliance with applicable laws or regulations, or that such regulatory, judicial, legislative or political decisions will not have a material adverse effect on the Company. If the Company is unable to provide the services that it presently provides or intends to provide or to use its existing or contemplated transmission methods due to its inability to obtain or retain the requisite governmental approvals for such services or transmission methods or because it is subjected to adverse regulatory inquiry, investigation or action, or for any other reason related to regulatory compliance or lack thereof, such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

      On February 15, 1997, the United States and 68 other countries signed the WTO Agreement, agreeing to open their respective telecommunications markets to competition and foreign ownership and to adopt regulatory measures to protect market entrants against anticompetitive behavior by dominant telephone companies. FCC rules implementing the WTO Agreement became effective in February 1998. The FCC also adopted streamlined license granting procedures for carriers from WTO Agreement signatory countries, pursuant to which the FCC granted more than 200 international applications in the first 90 days after the streamlined procedures became effective. The FCC adopted additional streamlining measures on March 18, 1999. Although the Company believes that the WTO Agreement could provide the Company with significant opportunities to compete in markets that were not previously accessible, reduce its costs and provide more reliable services, it could also provide similar opportunities to the Company's competitors. There can be no assurance that the pro-competitive effects of the WTO Agreement will not have a material adverse effect on the Company's business, financial condition and results of operations or that members of the WTO will implement the terms of the WTO Agreement.

UNITED STATES

      In the United States, to the extent that the Company offers services as a carrier, the provision of the Company's services is subject to the provisions of the Communications Act of 1934, as amended, the Telecommunications Act of 1996 and the regulations of the FCC thereunder. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, to the extent that the interpretation or enforcement of applicable laws and regulations is uncertain or unclear, the Company's aggressive strategy may result in the Company (i) providing services or using transmission methods that are found to violate the Communications Act, the Telecommunications Act of 1996 or FCC regulations or (ii) failing to obtain approvals or make filings subsequently found to be required under such laws or regulations. If the Company's interpretation of applicable laws and regulations proves incorrect, it could lose, or be unable to obtain, regulatory approvals necessary to provide certain of its services or to use certain of its transmission methods. There can be no assurance that the Company will not be subject to fines, penalties or other sanctions as a result of violations regardless of whether such violations are knowing or willful and regardless of whether such violations are corrected. There can be no assurance that if the Company's interpretation of applicable laws and regulations proves incorrect and/or if the Company is subject to fines, penalties or other sanctions as a result, that these events will not have a material adverse effect on the Company's business, financial condition and results of operations.

U.S. INTERNATIONAL LONG DISTANCE SERVICES

      To the extent the Company offers services as a carrier, it is subject to FCC rules requiring authorization from the FCC prior to leasing international capacity, acquiring international facilities, and/or purchasing switched minutes, and initiating international service between the United States and foreign points, as well as to FCC rules that also regulate the manner in which the Company's international services may be provided, including the circumstances under which the Company may provide international switched services by using private lines or routing traffic through third countries. FCC rules also require prior authorization before transferring control of or assigning FCC authorizations, and impose various reporting and filing requirements on companies providing international services under an FCC authorization. In order to offer international long distance services, the Company is also required to file and has filed with the FCC a tariff containing the rates, terms and conditions applicable to its international telecommunications services. MSN has filed a tariff with respect to international services. The Company has a continuing obligation to ensure that the tariffs accurately reflect the terms and conditions associated with its service offerings. The Company is also required to file certain carrier to carrier agreements with the FCC. The FCC also requires carriers such as the Company to report any affiliations, as defined by the FCC, with foreign carriers. The FCC may also impose restrictions on affiliations with certain foreign telecommunications companies. Failure to comply with the FCC's rules could result in fines, penalties or forfeiture of the Company's FCC authorizations, each of which could have a material adverse effect on the Company business, financial condition and results of operations.

THE FCC'S PRIVATE LINE RESALE POLICY

      The FCC's private line resale policy currently prohibits a carrier from reselling international private leased circuits to provide switched services (known as "ISR") to or from a country unless the FCC has designated that country as one that affords U.S. carriers equivalent opportunities to engage in similar activities in that country or that the country is a member of the WTO and the local PTT offers U.S. carriers settlement rates at or below the FCC-prescribed benchmark for terminating the U.S. carriers' traffic. There can be no assurance, however, that the FCC or any other country's regulatory authority will change their policies in a way that would have a beneficial impact on the Company or that would not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, it is possible, although the Company believes not likely, that the FCC could take the view that certain arrangements by which the Company provides international services do not comply with the existing Private Line Resale Policy. If the FCC, on its own motion or in response to a challenge filed by a third party, determines that such arrangements do not comply with FCC rules, among other measures, it may issue a cease and desist order, impose fines on the Company or, in extreme circumstances, revoke or suspend its FCC authorizations.

INTERNATIONAL SETTLEMENTS POLICY

      The International Settlements Policy (the "Policy") establishes the framework governing U.S. carriers' relationships with their foreign correspondents. Specifically, the Policy governs the exchange of traffic and settlements between U.S. carriers and their foreign correspondents of the cost of terminating traffic over each other's networks and prevents foreign carriers from discriminating among U.S. carriers in bilateral accounting rate negotiations. The Policy requires: (1) the equal division of accounting rates;
(2) non-discriminatory treatment of U.S. carriers; and (3) proportionate return of inbound traffic. The FCC enacted certain changes in its rules designed to permit alternative or flexible arrangements outside of its Policy as a means of encouraging competition and achieving lower, cost-based accounting rates as foreign markets deregulate. Specifically, the FCC allows U.S. carriers, subject to certain competitive safeguards, to propose methods to pay for international call termination that deviate from traditional bilateral accounting rates and the Policy. The FCC has also established lower ceilings ("benchmarks") for the rates that U.S. carriers can pay foreign carriers for the termination of international services. Moreover, the FCC has changed its rules to implement the WTO Agreement, in part by adopting a rebuttable presumption that flexibility is permitted for WTO member countries, and by allowing U.S. carriers, under certain circumstances, to accept special concessions from foreign carriers. While these rule changes provide the Company with more flexibility to respond more rapidly to changes in the global telecommunications market, they also provide similar flexibility to the Company's competitors.

U.S. DOMESTIC LONG DISTANCE SERVICES

      The Company's ability to provide domestic long distance service in the United States is subject to regulation by the FCC and relevant state Public Utility Commissions ("PUC") that regulate the offering of interstate and intrastate telecommunications services, respectively. No formal authority is required for the offering of interstate services. The Company, however, is required by the FCC to file tariffs listing the rates, terms and conditions of domestic long distance services provided.

      Prior to the initiation of intrastate service, depending on the state, the Company generally must obtain certification from or register with the relevant state PUC. Providers of intrastate services may also be required to file tariffs or rate schedules, and may be subject to certain reporting obligations with the relevant PUC. Telscape USA has obtained the authorizations or has registered with state regulatory authorities in 40 states. MSN has certification in eight states. The Company has not yet filed tariffs in the states that require tariffs to be filed, because the Company is not currently offering intrastate interexchange service in any state. For the same reason, the Company has not filed any reports with state PUCs. Failure to comply with state law and/or the rules, regulations and policies of the PUCs may result in challenges by third parties, and/or actions by the PUCs including conditioning, modifying or revoking state authorization to provide telecommunications services within the respective state and/or subject the provider to fines and penalties.

      In addition, the FCC has adopted certain measures to implement the 1996 Telecommunications Act that will impose new regulatory requirements, including the requirement that the Company contribute some portion of its telecommunications revenues to a "universal service fund" designated to fund affordable telephone service for consumers, schools, libraries and rural health care providers. These contributions became payable beginning in 1998 for all interexchange carriers. The contribution percentages vary quarterly, and the factors for the first and second quarters of 1999 equal approximately 3.18% and 3.05%, respectively, of interstate and international gross end user telecommunications revenues for the high cost and low income fund, and approximately 0.58% and 0.57%, respectively, of intrastate, interstate and international gross end user telecommunications revenues for the schools, libraries and health care fund. The Company cannot predict the amount of universal service fund contributions for the remaining quarters of 1999, or thereafter, until the FCC issues contribution factors for such periods.

MEXICO

      In June 1998, Telereunion S.A. received a 30-year facilities-based carrier license from the SCT, allowing it to originate and terminate long distance services and to provide data and other value-added services in Mexico. The Foreign Investment Law and Telecom Law ("FTL") opened the local and long distance telecommunications service markets to competition and imposed varying levels of regulation on Mexican telecommunications providers. Pursuant to the FTL, the SCT and the Comision Federal de Telecomunicaciones ("COFETEL") implement the provisions of the FTL. The FTL imposes regulations on public carriers. Facilities-based public carriers, those that use the radio spectrum, satellite links or any form of land-based cables to provide telecommunications services, must obtain concessions prior to providing service. Concessionaires may also resell the facilities and services of other concessionaires. Vendors (resellers) of telecommunications services may not own their own facilities but need only obtain a permit to provide service. Although the FTL provides for the existence of resellers, the Mexican government has not issued the implementing rules and regulations to allow their entry into the market. Consequently, Mexican law does not currently permit pure switched international resale. Carriers wishing to offer value-added services need only register with the COFETEL's Telecommunications Registry.

      In addition to the FTL, the Mexican Long Distance International Rules (the "International Rules") establish the specific regulatory framework that governs international long distance services. Among other matters, the International Rules (i) mandate uniform accounting rate and proportionate return for three years for all international traffic; (ii) require concessionaires to obtain additional specific authorization to install and operate international gateways;
(iii) implicitly prohibit ISR for three years; and (iv) regulate international correspondent agreements, which must reflect the uniform accounting rate and proportionate return rules. The International Rules prohibit all telecommunications operators, except those concessionaires that have obtained the specific authorization from the COFETEL, to install and operate international gateway switches. Those concessionaires that have not received such specific authorization, as well as any other companies that provide telecommunications services, such as providers of value-added services, cellular concessionaires and paging service providers cannot directly transmit international switched traffic. To date, the SCT and the COFETEL have granted 16 companies, including Telmex and Telereunion S.A., concessions for the installation, operation and exploitation of long distance public telecommunications networks, of which eight have received authorization to install and operate international gateway facilities. In addition, the SCT and the COFETEL have granted eight concessions for local switched services as well as numerous registrations for value-added services.

      Pursuant to the FTL, concessions for public telecommunication networks may only be granted to Mexican citizens or Mexican companies. Foreign investors may own minority interests in concessionaires, but may not own more than 49% of the voting ownership interest of the company except for companies that provide cellular service. NAFTA removed certain Mexican restrictions on foreign investment and U.S. companies may now maintain 100% ownership interests in companies that provide value-added services in Mexico. Pursuant to Mexican law, only Mexican citizens or companies incorporated and domiciled in Mexico can register as providers of value-added services.

OTHER LATIN AMERICAN MARKETS

      The Company's provision of services elsewhere in Latin America are subject to the developing laws and regulations governing the competitive provision of telecommunications services in each Latin American country in which it provides or seeks to provide services. Each such Latin American country in which the Company currently conducts or intends to conduct business has a different national regulatory scheme. Historically, Latin American countries have prohibited voice telephony except by the PTT. The available opportunities and the requirements for the Company to obtain necessary approvals to offer value-added services, systems integration or the full range of telecommunications services, including voice telephony, vary considerably from country to country. The Company currently plans to provide a limited range of services in certain Latin American countries, as permitted by regulatory conditions in those markets, and to expand its operations as these markets implement liberalization to permit competition in the full range of telecommunications services. The nature, extent and timing of the opportunity for the Company to compete in these markets will be determined, in part, by the actions taken by the governments in these countries to implement competition and the response of incumbent carriers to these efforts. There can be no assurance that any of these countries will implement competition in the near future or at all, that the Company will be able to take advantage of any such liberalization in a timely manner, or that the Company's operations in any such country will be successful. There can be no assurance that the Company has received all necessary approvals, filed applications for such approvals, received comfort letters or obtained all necessary licenses from the applicable regulatory authorities to offer telecommunications services in the Latin American countries where it currently provides services or those in which it seeks to provide services in the future, or that it will do so in the future. The Company's failure to obtain, or retain necessary approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

      Liberalization in Latin America is proceeding rapidly and the Company seeks to keep pace with competition even where PTTs retain a legally mandated monopoly on voice telephony. The Company is currently offering or plans to offer certain systems integration, enhanced services, or value-added services in a number of Latin America countries where the PTT retains the legally mandated monopoly on voice telephony. While the Company believes that it will not be found to be offering voice telephony in these countries prior to the expiration of the PTT's monopoly on such services, the Company has received no assurance from the respective PTTs or from the respective regulating authorities that this will be the case. It is possible that the Company could be fined, or that the Company's facilities or equipment could be confiscated, or that the Company would not be allowed to provide specific services in these countries, among other sanctions, if the Company were found to be providing voice telephony before the date in which the PTT's monopoly on Voice Telephony ceases. Any of such actions could have a material adverse impact on the Company's business, financial condition and results of operations.

      Moreover, the Company may be incorrect in its assumption that (i) each Latin American country will abolish, on a timely basis, the respective PTT's monopoly to provide voice telephony within and between other countries, (ii) deregulation will continue to occur and (iii) the Company will be allowed to continue to provide and to expand its services in the Latin American countries. There can be no assurance that any or all of the Latin American countries will not adopt laws or regulatory requirements that will adversely affect the Company. Additionally, there can be no assurance that future regulatory, judicial or legislative changes in any or all of the Latin American countries will not have a material adverse effect on the Company or that regulators or third parties will not raise material issues with regard to the Company's compliance with applicable laws or regulations. If the Company is unable to provide the services it is presently providing or intends to provide or to use its existing or contemplated transmission methods due to its inability to receive or retain formal or informal approvals for such services or transmission methods, or for any other reason related to regulatory compliance or the lack thereof, such events could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

      The Company uses the names "Telscape International," "Telscape" and "TSCP International" as its primary business names, and has filed for federal trademark protection for the "Telscape" name and distinctive logo. These filings are pending, and the Company has no assurance that they will be granted. The Company owns a federal trademark registration for the "TELEFIESTA"(R) Prepaid Cards. Telereunion S.A. has a national trademark registration in Mexico for "TELEREUNION." The Company regards its trademarks, servicemarks, tradenames and logos as valuable assets and believes they have value in the marketing of its products and services. The Company intends to protect and defend its name, servicemarks and trademarks in the United States and internationally.

EMPLOYEES

      As of March 15, 1999, the Company had 403 full-time employees, with 311 residing in Mexico and 92 residing in the United States. Of the total employees, there are 64 in sales and marketing, 96 in general and administrative and 243 in operations, engineering, manufacturing and assembly. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.     PROPERTIES.

      The Company's international headquarters are located in Houston, Texas, where the Company leases approximately 7,940 square feet of an office building. The Company also leases additional facilities in Houston, Texas totaling approximately 9,873 square feet relating to its Prepaid Card operations and to house telecommunications equipment relating to its long distance services operations. The Company leases facilities in Mexico City, Guadalajara and Tijuana, totaling approximately 34,000 square feet and consisting of office and warehousing facilities. The Company leases facilities in Sunnyvale and Mountain View, California totaling 80,492 square feet.

ITEM 3.     LEGAL PROCEEDINGS.

      No material litigation outstanding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock traded on the NASDAQ Small Cap Market under the symbol "PTMC" from August 10, 1994 until June 28, 1996, when it began trading under the symbol "TSCP." The Company's Common Stock began trading on the NASDAQ National Market System ("NASDAQ NMS") on July 31, 1998. The following table sets forth the range of the quarterly high and low sales prices for the Common Stock, as reported by the NASDAQ Small Cap Market and the NASDAQ NMS for each quarter within the last two fiscal years.

                                                   HIGH            Low
                       1997
                       First Quarter            $ 3.750        $ 2.000
                       Second Quarter             4.250          2.625
                       Third Quarter              10.75          3.688
                       Fourth Quarter             15.25          7.500

                       1998
                       First Quarter           $ 17.625         $ 8.25
                       Second Quarter            23.1875         14.125
                       Third Quarter             16.375           7.00
                       Fourth Quarter            10.250          6.688


      As of March 15, 1999, there were approximately 88 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth certain historical financial data relating to the Company. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

                                                                               For the Year Ended December 31,
                                                         --------------------------------------------------------------------------
                                                             1994           1995           1996            1997             1998
                                                         -----------    -----------    -----------    ------------    -------------
STATEMENT OF OPERATIONS DATA
      Revenues ........................................  $   972,000    $ 1,108,000    $ 5,705,000    $ 36,154,000    $ 132,179,000
      Cost of revenues ................................      439,000        619,000      3,041,000      24,396,000      111,892,000
                                                         -----------    -----------    -----------    ------------    -------------
      Gross profit ....................................      533,000        489,000      2,664,000      11,758,000       20,287,000
      Selling, general and administrative
        expenses ......................................    1,032,000      1,349,000      4,159,000       8,154,000       13,774,000
                                                         -----------    -----------    -----------    ------------    -------------
      Operating income (loss) before
         depreciation and amortization and
        impairment loss ...............................     (499,000)      (860,000)    (1,495,000)      3,604,000        6,513,000
      Depreciation and amortization ...................       36,000         49,000        264,000         622,000        3,316,000
                                                         -----------    -----------    -----------    ------------    -------------
      Operating income (loss) before
        impairment loss ...............................     (535,000)      (909,000)    (1,759,000)      2,982,000        3,197,000

      Impairment loss on long-lived assets ............         --             --             --              --          1,026,000

                                                         -----------    -----------    -----------    ------------    -------------
      Operating income (loss) .........................     (535,000)      (909,000)    (1,759,000)      2,982,000        2,171,000
      Other income (expense), net .....................        5,000        229,000        114,000        (232,000)      (2,413,000)
                                                         -----------    -----------    -----------    ------------    -------------
      Income (loss) before income
         taxes and minority interests .................     (530,000)      (680,000)    (1,645,000)      2,750,000         (242,000)
      Income tax benefit (expense) ....................         --             --           53,000         (84,000)        (822,000)
                                                         -----------    -----------    -----------    ------------    -------------

      Income (loss) before minority interests .........     (530,000)      (680,000)    (1,592,000)      2,666,000       (1,064,000)
      Minority interests ..............................      (19,000)         7,000         (6,000)          6,000           34,000
                                                         -----------    -----------    -----------    ------------    -------------
                                                         ===========    ===========    ===========    ============    =============
      Net income (loss) ...............................  $  (549,000)   $  (673,000)   $(1,598,000)   $  2,672,000    $  (1,030,000)
                                                         ===========    ===========    ===========    ============    =============

     Net income (loss) per share-Basic ................  $     (0.44)   $     (0.36)   $     (0.52)   $       0.68    $       (0.20)
     Weighted average shares
         outstanding ..................................    1,254,689      1,890,442      3,046,594       3,903,470        5,052,096
     Net income (loss) per share- .....................
         Diluted (1) ..................................          n/a            n/a            n/a    $       0.53              n/a
     Diluted weighted average shares
         outstanding (1) ..............................          n/a            n/a            n/a       5,152,211              n/a

                                                                                       At December 31,
                                                            1994            1995           1996           1997             1998
                                                         -----------    -----------    -----------    ------------    -------------
BALANCE SHEET DATA
    Cash, cash equivalents and short
        term investments ............................... $ 4,509,000    $ 3,645,000    $   495,000    $  4,734,000    $   9,631,000
    Current assets .....................................   5,179,000      4,294,000      4,665,000      18,506,000       32,746,000
    Property and equipment, net ........................     156,000        154,000        983,000       2,679,000       14,576,000

    Goodwill and other intangibles, net ................        --             --        3,246,000      17,674,000       31,416,000
    Total assets .......................................   5,335,000      4,498,000      9,371,000      39,635,000       80,331,000
    Notes payable and capital lease
        obligations ....................................        --             --             --         3,184,000       13,133,000
   Stockholders' equity ................................ $ 4,446,000    $ 3,590,000    $ 5,764,000    $ 22,088,000    $  34,926,000


            (1) Inclusion of additional shares under a dilutive analysis is inappropriate due to the anti-dilutive effect.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

      Telscape International, Inc., is an emerging, fully integrated telecommunications company. The Company, based in the U.S., supplies international voice, video and data services, via switched and dedicated networks, principally to and from Latin America. In addition, the Company provides a full range of systems integration and value-added telecommunications services in Mexico to major public and private sector customers. Telereunion, a Telscape subsidiary, is one of only sixteen companies that has been granted a facilities-based long distance concession by the Mexican government. In addition, the Company provides satellite teleport services to customers in the U.S. and Latin America.

      Telscape intends to significantly expand its facilities-based telecommunications and to broaden its service offerings in markets where it has established, or expects to establish, a significant presence. In June 1998, Telereunion S.A., a Mexican corporation and an affiliate of the Company, was granted the Mexican Concession from the Mexican government. The Mexican Concession is a 30-year, facilities-based carrier license which allows it to construct and operate a network over which the Company can carry long distance traffic in Mexico. The Company, through Telereunion S.A., intends to construct the Mexican Network, a combined fiber-optic and microwave long distance network, connecting the United States, the Gulf region of Mexico and targeted Mexican cities.

      In May 1996, Telscape began to focus on providing telecommunication services to and in Latin America. The Company acquired all of the stock of Telereunion, Inc., the owner of 97.0% of Vextro de Mexico S.A. de C.V. ("Vextro"). Vextro is a Mexico-based systems integration company, with an emphasis on voice solutions. In September 1996, the Company expanded its operations to include international long distance by acquiring Orion Communications, Inc., a U.S.-based reseller of long distance services ("Orion"). In 1997, the Company expanded its systems integration service offerings by acquiring Integracion de Redes, S.A. de C.V. ("Integracion") and N.S.I., S.A. de C.V. ("N.S.I."), both focused on data services and based in Mexico City, Mexico. In 1998, Integracion was renamed as Telscape de Mexico, S.A. de C.V.

      In January 1998, Telscape acquired MSN, a leading provider of Prepaid Cards that are marketed under the TELEFIESTA(R) brand name to Hispanic consumers residing in the United States. The MSN acquisition enhances Telscape's international long distance business by providing a retail platform, enhancing its ability to market additional products and services to Hispanic customers and increasing its ability to generate significant returns of U.S.-outbound traffic to Latin America. The Company plans to leverage the TELEFIESTA(R) brand recognition in other Latin American countries after obtaining the required licenses.

      Effective June 1, 1998, the Company through its newly-formed subsidiary INTERLINK Communications, Inc. ("INTERLINK") acquired California Microwave Services Division, Inc. for $8.8 million in cash. INTERLINK provides the Company with a teleport facility in California, thereby enhancing the Company's position as an integrated telecommunications provider and contributing to the Company's ability to provide satellite capacity to its targeted markets in Latin America.

      Telscape intends to capitalize on the deregulating markets of Latin America by providing international long distance services to and from targeted Latin American countries. The Company also intends to position itself as an integrated telecommunications provider in Mexico through the construction of the Mexican Network under its recently granted Mexican Concession. The Company believes that owning a long distance network in Mexico, combined with an expanding international telecommunications network, will increase the percentage of minutes of traffic it carries on-net, enable it to increase margins and profitability and ensure quality of service on both international and domestic long distance traffic.

      The Company believes that the Mexican Network, when complete, will link 47 cities and towns and cover, including interconnection agreements, approximately 90% of the population in Mexico. The Mexican Network will provide the Company with the backbone for its strategy to be a complete telecommunications service provider for the Latin American market, beginning with Mexico. The Mexican Network will provide the Company with significant, carrier-class, cost-effective capacity from which it can grow its existing retail and wholesale international long distance and value-added services businesses on both sides of the U.S.-Mexico border. The Company expects to begin the construction of the Mexican Network in the second quarter of 1999. The Company believes that the Mexican Network can be fully operational by the end of 1999.

      The Company has selected Lucent to engineer, furnish and install the Mexican Network. In addition, the Company received a commitment from Lucent to provide the Company with up to $40 million of long term financing, which includes $34 million towards the purchase of Lucent products and services (including construction of the Mexican Network) and $6 million for repayment of the Company's current obligations.

                                    REVENUES

      During 1997, the Company derived its revenues principally from the provision of value-added and systems integration services in Mexico and from the sale of U.S. outbound international long distance services to Latin America. In 1998, with the addition of Prepaid Card revenues generated by MSN, the Company's revenue mix changed. The Company expects that these products will contribute an increasing proportion of its revenues.

      The Company provides value-added and systems integration services to private and public sector customers in Mexico. Revenues are derived from providing value-added services and the sale of equipment. Revenues from this business have grown significantly through both internal growth and strategic acquisitions in 1996, 1997 and 1998. The revenues in this line of business are subject to economic conditions in Mexico. Revenues in 1999 are expected to soften as a result of weakening economic conditions in Mexico and due to the Company's decision to reduce sales of lower margin equipment sales to other distributors and increase efforts on higher margin value-added services.

      The Company provides international long distance services on both a wholesale and retail basis. Wholesale long distance services are provided mainly to other carriers. Revenues are derived from the number of minutes of use (or fraction thereof) billed by the Company and are recorded upon completion of calls.

      Retail domestic and international long distance services are provided through the sale of Prepaid Cards. The Company has in the past entered into arrangements with third parties whereby these parties provided, at a fixed cost to the Company, the long distance telecommunications services for the Prepaid Cards that the Company sells. The Company recognized revenues from the sale of Prepaid Cards under these agreements at the time of shipment. In other cases, the Company has entered into arrangements whereby third parties provide certain telecommunications services for the Prepaid Cards and bills the Company for such services based on customer usage. The Company recognizes revenues from the sale of Prepaid Cards under these agreements at the time of customer usage.

      The Company discontinued the fixed cost arrangement with third parties. As a result, revenues were recognized in the second half of 1998 on the Prepaid Cards at the time of customer usage.

      With its acquisition of INTERLINK in the second quarter of 1998, the Company also provides satellite teleport services including voice, video and data transport services including fractional and full T-1 data broadcast, dedicated circuits and private line up-link and down-link services Bandwidth-on-Demand, ISDN videoconferencing and Internet-through-satellite services to the U.S. and Latin America.

                                  GROSS PROFIT

      During 1998, the Company's gross profit as a percentage of revenues declined. This decline was due largely to the incremental revenues associated with the Prepaid Cards, a decline in price per minute in the wholesale long distance business and certain one time events in the second and fourth quarters.

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

      In the fourth quarter of 1998, the Company was negatively affected by the disconnection of certain microwave links, which were owned and operated by other carriers with which the Company had operating agreements to terminate traffic in Mexico. These microwave links were alleged to not be in compliance with Mexican telecommunications regulations. The Company determined that it was best to ensure that these microwave links were in complete compliance before continuing to provide services through these microwave links. This resulted in the Company having reduced cost effective capacity for the telecommunication services it provides to Mexico in the fourth quarter and negatively impacted the Company's revenues and cost of sales for the fourth quarter.

      The Company's strategy to improve gross margins in the international long distance business segment is to (i) increase its efforts in the retail market where it can provide product identification and differentiation as the wholesale market has become increasingly competitive, (ii) decrease its dependency on third party service providers and (iii) increase the amount of traffic it processes over its own network, under direct operating agreements it establishes with other carriers, and eventually, over the Mexican Network.

      In the fourth quarter of 1998, the Company began selling Prepaid Cards which utilize the switching and processing platforms the Company owns. The origination and termination telecommunication services for these Prepaid Cards are provided under operating agreements the Company has negotiated directly with other carriers in each of the United States, Mexico and other international destinations. The Company expects that the vast majority of the Prepaid Cards it sells in 1999 will be under this structure and it will be less dependent on third parties to provide switching and processing facilities and to arrange for origination and termination services. Consequently, the Company expects significant improvement in the gross profit as a percentage of revenues derived from its sale of Prepaid Cards in 1999.

      During 1998, the Company expended substantial capital resources in switching and processing facilities. During the first quarter of 1999, the Company has continued these efforts and expended additional capital resources in an effort to increase its switching and processing platforms to provide the capacity necessary for the Prepaid Card and wholesale international long distance services the Company provides. The Company has also entered into new operating agreements with carriers in Mexico and in the U.S. to provide it with additional, cost effective origination and termination capacity for its Prepaid Cards beginning in fiscal year 1999. In addition, as the Mexican Network is constructed, the Company intends to terminate an increasing amount of traffic over its own network and further reduce the reliance on other carriers and the cost to provide these services.

      The Company expects that gross profits from equipment sales to decline over time as the market becomes more competitive. The Company's strategy to maintain the gross profits it has enjoyed from this business line in the past is to enter into additional outsourcing contracts and other value-added services which have historically provided higher gross profits as a percentage of revenues. In addition, the Company's call center operations have historically provided higher gross profits as a percentage of revenues. The Company is evolving the value-added services business in Mexico to have a greater proportion of higher margin services and a lesser proportion of lower margin equipment sales.

      The Company expects that gross profits as a percentage of revenues as well as actual gross profit will increase in 1999.

                              RESULTS OF OPERATIONS

      The following tables sets forth for the periods indicated certain financial data as a percentage of revenues:

                                                           PERCENTAGE OF REVENUES
                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                           1996      1997      1998
                                                          ------    ------    ------
Revenues ..............................................   100.0 %   100.0 %   100.0 %
Cost of revenues ......................................     53.3      67.5      84.7
                                                          ------    ------    ------
Gross profit ..........................................     46.7      32.5      15.3
Selling, general and administrative expense ...........     72.9      22.6      10.4
Depreciation and amortization .........................      4.6       1.7       2.5
                                                          ------    ------    ------
Operating income (loss) before impairment loss ........    (30.8)      8.2       2.4
Impairment loss on fixed assets .......................     --        --         0.8
                                                          ------    ------    ------
Operating income (loss) ...............................    (30.8)      8.2       1.6
Other income (expense) ................................      2.0      (0.6)     (1.8)
                                                          ------    ------    ------
Income (loss) before income taxes and minority interest    (28.8)      7.6      (0.2)
Income tax benefit (expense) ..........................      0.9      (0.2)     (0.6)
                                                          ------    ------    ------
Income (loss) before minority interests ...............    (27.9)      7.4      (0.8)
Minority interest in subsidiaries .....................     (0.1)      0.0       0.0
                                                          ======    ======    ======
Net income (loss) .....................................    (28.0)      7.4      (0.8)
                                                          ======    ======    ======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

      REVENUES increased from $36.2 million in 1997 to $132.2 million in 1998. This increase of $96.0 million, or 266%, was due principally to the acquisition of MSN completed in the first quarter of 1998, which provided revenues of $60.1 million for the year ended December 31, 1998. Wholesale international long distance revenues increased $15.7 million from $17.4 million for 1997 to $33.1 million for 1998. In addition, revenues from value-added services increased $14.2 million from $18.8 million for 1997 to $33.0 million for 1998. This increase in value-added services revenues is due to the acquisitions of Integracion de Redes, S.A. de C.V. ("Integracion") and N.S.I., S.A. de C.V. ("NSI"), the overall growth in demand for these services and the growth in revenues from the call center operations. Services provided by INTERLINK, following the Company's acquisition of INTERLINK, generated an additional $6.0 million in revenues.

      COST OF REVENUES increased from $24.4 million in 1997 to $111.9 million in 1998, or $87.5 million. The 359% increase in cost of revenues was due principally to the incremental cost of revenues associated with the acquisition of MSN, the increase in the sale of wholesale international long distance services and value-added services and, to a lesser extent, the incremental cost of revenues attributable to the acquisition of INTERLINK. The cost of revenues as a percentage of revenues increased from 67.5% to 84.7%, or 17.2%, due principally to the higher cost of revenues as a percentage of revenues associated with the sale of Prepaid Cards and the higher cost of revenues on wholesale international long distance services.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $8.2 million in 1997 to $13.8 million in 1998, or $5.6 million. The 69% increase in SG&A was due principally to the incremental SG&A related to the operations of the acquisitions of MSN and INTERLINK and increased staffing at existing operations of the value-added services business and the wholesale international long distance business to meet the additional resource requirements associated with the growth of these operations.

      In addition, SG&A was negatively impacted by the write off of receivables, of approximately $541,000, due from a customer who filed for bankruptcy as discussed above. Included in SG&A are approximately $115,000 associated with pre-operating costs on Telereunion S.A., the Company's subsidiary which has been granted the long distance concession in Mexico.

      Overall SG&A as a percentage of revenues decreased from 22.6% to 10.4%, or 12.2%. This decrease was due principally to the lower SG&A expenses as a percentage of revenues associated with MSN and to the growth in overall revenues rapidly outpacing the growth in SG&A expenses. This improvement was partially offset by the write off of receivables from the customer, which filed for bankruptcy as discussed above, and the pre-operating expenses with the Mexican Network.

      DEPRECIATION AND AMORTIZATION increased from $622,000 in 1997 to $3.3 million in 1998, or $2.7 million. This increase is due to an increase in goodwill amortization primarily due to the vesting of performance based warrants issued in connection with the Telereunion acquisition, which resulted in additional goodwill being recognized on December 31, 1997 and in the fourth quarter of 1998 and goodwill recognized on the MSN and INTERLINK acquisitions. In addition, depreciation increased as a result of the Company's continuing expansion of its international wholesale long distance network which includes purchases of switches and other telecommunications equipment and facilities. The Company expects depreciation expense to increase as it continues to expand its telecommunications network.

      IMPAIRMENT LOSS ON LONG-LIVED ASSETS. During the year ended December 31, 1998, the Company determined that the carrying value of certain equipment and other long-lived assets deployed under certain operating arrangements in Latin America were impaired, resulting in a charge to operating costs of approximately $1.0 million.

      INTEREST INCOME (EXPENSE), NET increased from ($95,000) in 1997 to ($1.6) million in 1998, or ($1.5) million. This increase was mainly due to an increase in the Company's level of borrowings, including notes issued in connection with the Integracion and MSN acquisitions, and the Deere Park Convertible Debentures and Gordon Brothers Convertible Debentures issued in connection with the INTERLINK acquisition.

      The Gordon Brothers Convertible Debentures provide for an "exit fee" which is payable if the obligation is settled in a cash payment rather than converted into Common Stock. Included in interest expense for the year ended December 31, 1998, is an accrual of approximately $470,000 related to exit fees the Company expects to pay once the Gordon Brothers Convertible Debentures are paid in fiscal year 1999.

      OTHER INCOME (EXPENSE) increased from ($137,000) in 1997 to ($812,000) in 1998, or ($675,000). This increase is primarily due to foreign exchange translation losses of $639,000 resulting from the translation of financial statements of the Company's Mexican operations. The Mexican peso experienced a 22.1% devaluation in the exchange rate to the U.S. dollar during 1998.

      INCOME TAX BENEFIT (EXPENSE) increased from ($84,000) in 1997 to ($822,000) in 1998. Income tax expense in 1997 was lower than income tax expense in 1998 as a result of the Company's utilization of its loss carryforwards to offset taxable income and the recognition of a portion of the deferred tax benefits related to the Company's tax loss carryforward. The effective tax rate for 1998 is higher than the U.S. and Mexico statutory rate of 34% due to permanent differences, the most significant of which is the nondeductible nature of goodwill amortization.

      NET INCOME. The Company experienced net income of $2.7 million in 1997 as compared to a net loss of ($1.0) million in 1998 due to a combination of the factors discussed above.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

      REVENUES increased from $5.7 million in 1996 to $36.2 million in 1997. This increase of $30.5 million, or 535%, was due principally to the significant growth in the Company's international long distance business and, to a lesser extent, the acquisitions of Telereunion, Integracion and NSI. The Company's revenues from international long distance services grew $16.8 million from $640,000 in 1996 to $17.4 million in 1997, or 2,625%. Revenues from value-added services increased $13.7 million from $5.1 million to $18.8 million in 1997, or 269%. Although some of the growth is attributable to the effect of including Telereunion for a full year in 1997, Telereunion also experienced growth in revenues in 1997.

      COST OF REVENUES increased from $3.0 million in 1996 to $24.4 million in 1997, or $21.4 million. The increase in cost of revenues was due principally to the incremental cost of revenues associated with the significant growth in the international long distance business and, to a lesser extent, the incremental cost of revenues associated with the acquisitions of Telereunion, Integracion and NSI. The cost of revenues as a percentage of revenues increased from 53.3% to 67.5%, or 14.2%. The increase in cost of revenues as a percentage of revenues was due principally to a significant change in the Company's product mix. During 1997, the Company's decline in the margins earned in the value-added services businesses in Mexico and Poland were offset by higher margins earned in the international long distance services business.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $4.2 million in 1996 to $8.2 million in 1997. The increase in SG&A was due principally to the incremental SG&A associated with the acquisitions of Telereunion, Integracion and NSI and to a lesser extent, the additional administrative staff added to handle the significant growth in the international long distance business. In 1996, the Company also incurred certain non-recurring expenses of approximately $350,000 relating to non-cash compensation expense that was recorded in 1996 in compliance with "FAS 123: Accounting for Stock-Based Compensation," approximately $100,000 in fees associated with the Company's merger with Orion (which, upon consummation of the merger, was renamed Telscape USA) (the "Telscape USA Acquisition"), and approximately $146,000 in consulting fees. These consulting fees were paid under agreements which have been terminated.

      Overall SG&A as a percentage of revenues decreased from 72.9% to 22.6%, or 50.3%. This decrease was due principally to the significant growth in revenues in each of the Company's core businesses while containing costs.

      DEPRECIATION AND AMORTIZATION increased from $264,000 in 1996 to $622,000 in 1997, or $358,000. This increase was due to an increase in goodwill amortization primarily due to the Integracion and NSI acquisitions completed during 1997 and a full year's amortization of goodwill in 1997 associated with the Telereunion acquisition.

      INTEREST INCOME (EXPENSE),NET dEcreased from $15,000 in 1996 to ($95,000) in 1997, or ($110,000). This decrease was mainly attributable to interest expense relating to notes issued in connection with the Integracion acquisition.

      OTHER INCOME (EXPENSE),NET decreased from $99,000 in 1996 to ($137,000) in 1997, or ($236,000). The decrease in other income was due principally to the Company recognizing a foreign exchange loss of ($126,000), primarily as a result of translation of the financial statements of the Polish operations as compared to a foreign exchange gain of $161,000, primarily as a result of translation of the financial statements of the Mexican operations, in 1996. The Company also wrote off its investment in a joint venture in Poland, realizing a loss of $196,000 and incurring certain litigation settlement expenses of $128,000.

      INCOME TAX BENEFIT (EXPENSE) decreased from a benefit of $53,000 in 1996 to ($84,000) in 1997. This decrease is primarily due to tax expense from the Company's Mexican operations offset by a benefit realized from a reversal of valuation allowances on U.S. Federal net operating losses.

      NET INCOME (LOSS) increased from ($1.6) million in 1996 to $2.7 million in 1997. The change in net income was due to a combination of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $4.6 million and $6.6 million for the years ended December 31, 1997 and December 31, 1998, respectively. The increase in net cash provided by operations in 1998 as compared to 1997 was due primarily to increased level of revenues and the resulting increased gross profits and earnings before depreciation and amortization. In addition, the Company's working capital position was impacted by an increase in accounts payable of $6.3 million and an increase in accrued liabilities of $3.6 million, offset by an increase in accounts receivable of $6.4 million.

      Net cash used in investing activities was ($1.8) million and ($17.7) million for the years ended December 31, 1997 and December 31, 1998, respectively. In 1998, the Company acquired MSN for $2.4 million, net of cash acquired, and INTERLINK for $8.8 million, net of cash acquired. In addition, the Company expended approximately $6.2 million in the year ended December 31, 1998, in expanding its switching, transmission and processing platforms required to provide its international wholesale and retail long distance services.

      Net cash provided by financing activities was $1.5 million and $16.0 million for the years ended December 31, 1997 and December 31, 1998, respectively. In December 1997, the Company announced its intention to redeem publicly traded warrants to purchase an aggregate of 525,000 shares of Common Stock with a 30 day notice requirement. This announcement resulted in 475,535 warrants being exercised prior to the redemption date. The Company realized net proceeds from these exercises of $3.7 million, of which $2.7 million was received subsequent to year-end. The Company also raised $10.0 million from the issuance of the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures and subsequently paid down $1.0 million of the Deere Park Convertible Debentures. The Company also drew a net $1.7 million from its Revolving Credit Facility (defined below). In addition, the Company realized approximately $1.3 million (net of commissions and other offering costs) from the sale of Common Stock under the Stock Purchase Commitment agreement (defined below). Finally, the Company realized $2.3 million in proceeds from the exercise of options and warrants.

      As of December 31, 1998, the Company had cash and cash equivalents of $9.6 million and negative working capital of $7.2 million. Included in working capital is approximately $5.5 million in principal amount and accrued interest related to the Gordon Brothers Convertible Debentures which mature on May 29, 1999 and approximately $3.5 million in accounts payable related to purchases of equipment for the Company's network expansion which the Company has financed or has commitments to finance through long term loans or lease financing agreements.

      In 1998, the Company continued its strategic plans to significantly expand the Company's switching, transmission and processing facilities related to its wholesale and retail international long distance services. In 1998, the Company's network related capital expenditures were approximately $6.2 million. In addition, the Company also pursued its strategy of identifying and acquiring strategic partners, including the acquisition of MSN in the first quarter of 1998 and INTERLINK in the second quarter of 1998. The Company's cash flows from operations historically has not been sufficient to fund these network expansions and strategic acquisitions resulting in the Company being required to raise additional capital.

      On May 1, 1998, the Company issued $3,000,000 in 8% Convertible Subordinated Debentures (the "Deere Park Convertible Debentures") maturing three years from closing (the "First Draw") to Deere Park Capital Management, LLC, an Illinois limited liability company ("Deere Park"). On May 28, 1998, the Company issued an additional $1,000,000 of the Deere Park Convertible Debentures (the "Second Draw"). On June 30, 1998, the Company issued an additional $1,000,000 of the Deere Park Convertible Debentures (the "Third Draw"). The Deere Park Convertible Debentures were initially convertible by the holder into shares of Common Stock at a price equal to $26 per share for the First Draw, $29 per share for the Second Draw and $26 per share for the Third Draw, until November 1, 1998, and thereafter, at the lesser of (i) $26 per share for the First Draw, $29 per share for the Second Draw and $26 per share for the Third Draw or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Common Stock for the 20 trading days preceding the conversion date. If the Common Stock trades below $15 per share for the First Draw, $16.66 per shares for the Second Draw and $15 for the Third Draw for three consecutive trading days, the Company may redeem all or part of such Deere Park Convertible Debentures at 107% of face value plus any accrued interest in the event the holder elects to convert. The Company's obligation to make interest payments on the Deere Park Convertible Debentures terminates if the price of Common Stock closes for twenty consecutive trading days at or above $30 per shares for the First Draw, at or above $33.50 per share for the Second draw and at or above $30 per share for the Third Draw, adjusted, without limitation, for any stock splits or combinations. In connection with the Deere Park Convertible Debentures, Deere Park also received warrants to purchase an aggregate of 8,952 shares of Common Stock at an exercise price of $16.76 per share (subject to adjustment for stock splits and other share adjustments) for the First Draw, warrants to purchase an aggregate of 2,427 shares of Common Stock at $20.60 per share (subject to adjustment for stock splits and other share adjustments) for the Second Draw and warrants to purchase an aggregate of 6,382 shares of Common Stock at $15.67 per share (subject to adjustment for stock splits and other share adjustments) for the Third Draw. The warrants have a term of three years from the effectiveness of a registration statement covering the shares of Common Stock issuable upon the conversion of such warrants.

      The Company is required to pay an exit fee in connection with any prepayment of principal to be made under the Deere Park Convertible Debentures (the "Deere Park Exit Fee"). The Deere Park Exit Fee varies depending upon the date of payment, and is equal to (i) 6.6% if the payment is made within 90 days after the closing of each respective draw, (ii) 7.2% if payment is made after 90 days and up to 180 days after the closing of each respective draw, (iii) 8.8 % if payment is made after 180 days and up to 270 days after the closing of each respective draw and (iv) 10.0% if payment is made after 270 days after the closing of each respective draw. The Deere Park Exit Fee is adjusted on a pro rata basis to the extent that the prepayment is made between periods except that a minimum Deere Park Exit Fee of 6.6% is required if the prepayment is made prior to 90 days after closing.

      On May 29, 1998, the Company issued $5,000,000 in 8% Convertible Debentures (the "Gordon Brothers Convertible Debentures") maturing one year from closing to Gordon Brothers Capital, LLC a Delaware limited liability company ("Gordon Brothers"). The Gordon Brothers Convertible Debentures are convertible by Gordon Brothers into shares of Common Stock at a price equal to $29.00 per share until November 1, 1998, and thereafter, at the lesser of (i) $29.00 per share or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Common Stock for the 20 trading days preceding the conversion date. If the Common Stock trades below $16.66 for three consecutive trading days, the Company may redeem all or part of such Gordon Brothers Convertible Debentures at 107% of face value plus any accrued interest in the event the holder elects to convert. The Company's obligation to make interest payments on the Gordon Brothers Convertible Debentures terminates (i) in the event the Common Stock closes, for twenty consecutive trading days, at or above $33.50 per share, adjusted, without limitation, for any stock splits or combinations, (ii) when a registration statement covering the share of common stock that are issuable upon the conversion of the Gordon Brothers Convertible Debentures is effective and (iii) if there exists no event of default under the Gordon Brothers Convertible Debentures. The Gordon Brothers Convertible Debentures are secured by a pledge of theCompany's stock in Telereunion and the Company's preferred stock in INTERLINK. In addition, the Gordon Brothers Convertible Debentures are guaranteed by INTERLINK and such guaranty is collateralized by a security agreement covering all of INTERLINK's assets. In connection with the Gordon Brothers Convertible Debentures, Gordon Brothers also received warrants to purchase an aggregate of 12,136 shares of Common Stock at an exercise price of $15.00 per share. The warrants have a term of three years from the effectiveness of the registration statement covering the shares of Common Stock that are issuable upon the conversion of such warrants. The Gordon Brothers Convertible Debentures are senior secured indebtedness of the Company to the extent of the assets securing such indebtedness.

      The Company is required to pay an exit fee in connection with any prepayment of principal to be made under the Gordon Brothers Convertible Debentures (the "Gordon Brothers Exit Fee"). The Gordon Brothers Exit Fee varies depending upon the date of payment, and is equal to (i) 6.5% if the payment is made within 90 days after May 29, 1998, (ii) 13.0% if payment is made after 90 days and up to 180 days after May 29, 1998, (iii) 19.0% if payment is made after 180 days and up to 270 days after May 29, 1998 and (iv) 25.0% if payment is made after 270 days and up to 365 days after May 29, 1998. The Gordon Brothers Exit Fee with respect to any payment made after May 28, 1999 shall be equal to (a) 25.0% plus (b) 25.0% multiplied by the number of days elapsed from May 28, 1999 divided by 365. The Gordon Brothers Exit Fee is adjusted on a pro rata basis to the extent that a prepayment is made between periods during the first twelve months except that a minimum Gordon Brothers Exit Fee of 6.5% is required if the prepayment is made prior to 90 days after closing.

      The proceeds from the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures were used to primarily to finance the acquisition of INTERLINK and the remainder was utilized for capital investments and general working capital purposes.

      On October 26, 1998, the Company entered into agreements with the holders of the Gordon Brothers Convertible Debentures and the Deere Park Convertible Debentures to restructure these debentures. Under the terms of the restructuring, Gordon Brothers agreed to fix the conversion price at $15 per share for the term of the debenture. In return, the Company agreed to reduce the strike price on 12,136 warrants issued in connection with the original funding from $20.60 to $15 per share. Deere Park agreed to fix the conversion price at $15 per share until May 1, 1999. Beyond this date, the conversion price will revert to a "floating" price for the term of the debentures unless it is further restructured. In return, the Company agreed to issue an additional 8,000 warrants to Deere Park at an exercise price of $8.50. In addition, the Company repaid $1,000,000 of the Deere Park Convertible Debentures at 107% plus accrued interest.

      On March 12, 1998, the Company entered into a revolving credit facility with a commercial bank ("Revolving Credit Facility"), which provided for borrowings up to $1.3 million subject to adequate levels of eligible accounts receivable. Borrowings accrue interest at floating rates of prime plus 1%. On May 19, 1998, the Company renegotiated the terms of the Revolving Credit Facility to provide for borrowings of up to $2.5 million and extended the terms of the facility to June 30, 1999. As of March 15, 1999, the Company had drawn $1.4 million on this facility.

      Telscape USA, Inc. and MSN have obtained a waiver under the Revolving Credit Facility to waive the defaults under the minimum current ratio, minimum tangible net worth and prohibition on quarterly loss covenants.

      In June 1998, the Company financed the purchase of $1.4 million of equipment by entering into an equipment lease arrangement with a financing company, which provides for monthly lease payments of $27,500, including principal and interest, through May 31, 2003. The lease obligation is secured by the financed equipment.

      On July 6, 1998, the Company financed the purchase of $972,000 of equipment by entering into two equipment lease arrangements with a financing company, which provide for monthly lease payments of $22,100, including principal and interest through July 6, 2003. The lease obligations are secured by the financed equipment.

      On July 4, 1998, the Company financed the purchase of $243,000 of equipment by entering into an equipment lease arrangement with a financing company, which provides for monthly lease payments of $6,600 including principal and interest through July 14, 2002. The lease obligation is secured by the financed equipment.

      In the fourth quarter of 1998, the Company signed a financing arrangement with a finance company which provides for funding of equipment purchases of up to $6.0 million through May 1999. The financing is structured as loans maturing three years from funding at interest rates 550 basis points above the Federal Reserve Treasury Constant Maturity Rate. The Company has drawn approximately $2.0 million in the first quarter of 1999 under this facility.

      On January 11, 1999, the Company signed a financing arrangement with a finance company which provides for funding of equipment purchases of up to $7.0 million dollars through December 31, 1999. The financing is structured as loans maturing four years from funding at interest rates 500 basis points above the 5 year Federal Reserve Treasury Constant Maturity Rate. The Company has not drawn any fundings under this facility.

      In the fourth quarter of 1998, the Company entered into a stock purchase agreement with third parties (the "Stock Purchase Commitment"), which allows the Company to sell at the Company's option (subject to certain conditions precedent), up to $5.0 million of the Company's Common Stock. The sale price of the Common Stock is equal to the average of the previous 5 days closing prices less a 20% discount. The Company sold 250,000 shares of Common Stock realizing approximately $1.3 million (net commissions) in the fourth quarter of 1998. These shares were sold on December 18, 1998, and may not be re-sold by the purchasers for nine months from such date. In the first quarter of 1999, the Company sold an additional 296,296 shares of Common Stock, realizing approximately $1.9 million (net of commissions). These shares were sold on March 15, 1999, and may not be re-sold by the purchasers until July 31, 1999.

      The Company has selected Lucent to engineer, furnish and install the Mexican Network. In addition, the Company received a commitment from Lucent to provide the Company with up to $40 million of long term financing, which includes $34 million towards the purchase of Lucent products and services (including construction of the Mexican Network) and $6 million for repayment of the Company's current obligations.

      The Company's debt at December 31, 1998 totaled $13.1 million resulting in a debt to capital ratio of 38% as compared to $3.2 million and 14%, respectively, as of December 31, 1997. The new commitment from Lucent will result in long term financing arrangements, which will significantly increase the Company's already highly leveraged capital structure. The Company will need to continue to generate substantial cash flow from operations to satisfy its principal and interest obligations under these financing arrangements. If the Company does not generate the cash flow from operations to meet its principal and interest obligations under these financing arrangements, then the Company's business and results of operations could be materially adversely affected.

      The Company estimates that there are an additional $4.5 million in expenditures related to the Mexican Network which will not be funded through the Lucent Facility and are expected to be funded over the course of the installation of the Mexican Network. The Company also anticipates an additional $11.5 million in capital expenditures to expand its network facilities during the fiscal 1999 year. In addition, the Gordon Brothers Convertible Debentures mature on May 29, 1999, requiring a payment of $5.0 million in principal and approximately $1.25 million in exit fees. The Lucent Facility provides for funding of up to $6 million for repayment of debt obligations. The Company will incur commissions, commitment fees and other costs in connection with this facility. The Company does not expect that cash flow from operations will be sufficient to meet these capital expenditure and debt repayment requirements when they are due.

      The Company intends to finance its growth, principal and interest obligations under existing debt obligations, and additional capital investments required for its planned facility expansion through cash flow from operations, vendor financing and the sale of debt or equity securities (or a combination of both). There can be no assurance that the cash generated from operations will be sufficient to fund such expenditures or that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. If necessary funds are not available, the Company's business and results of operations and the future expansion of its business could be materially adversely affected.

                              FOREIGN CURRENCY RISK

      The general economic conditions of Mexico are greatly affected by the fluctuations in exchange rates and inflation. The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that pay in United States dollars. In addition, most of the Company's customers that pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. The Company's functional currency in Mexico is the United States dollar because the majority of its transactions are in such currency. However, from time to time the Company transacts in local currency and thus faces foreign currency risk with respect to these transactions. United States-originated calls will be paid in United States dollars; however, the Company also expects to derive a certain portion of its revenues from calls originated outside of the United States, thus exposing the Company to additional exchange rate risk. The Company may choose to limit its exposure to foreign currency risk through the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that any foreign currency hedging strategy would be successful in avoiding exchange-related losses.

      The Company does not currently hedge against the risk of foreign exchange rate fluctuations. See further discussion in Item 7A - Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Exchange Risk.

                              YEAR 2000 COMPLIANCE

      A significant percentage of the software that runs most of the computers in the United States relies on two-digit, rather than four-digit, date codes to define the applicable year, resulting in date-sensitive software having the potential inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

      This could result in a system failure or miscalculations causing disruptions of operations, including, without limitation, a temporary inability to process transactions, send invoices or engage in similar normal business activities, which could have material adverse operational and financial consequences.

STATE OF READINESS

      Telscape has initiated a comprehensive program to identify, evaluate and address issues associated with the ability of its information and non-information technology systems (collectively, "Systems") to properly recognize the Year 2000 (the "Year 2000 Readiness Program") in order to avoid interruption of the operation of these Systems and a material adverse effect on Telscape's business, financial position and results of operation as a result of the century change. Telscape has empowered a "Y2K Committee" to manage the Year 2000 Readiness Program. The Y2K Committee shall also review the Year 2000 compliance efforts of Telscape's key vendors and customers and shall regularly report to and be controlled by the Board of Directors.

      Each of the information technology software programs that Telscape currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to September 1, 1999. Telscape intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 Readiness Program. An integral part of Telscape's non-information technology systems, its telecommunications switches, however, may not currently be Year 2000 compliant. The respective vendors of Telscape's switches are in the process of reviewing their switches for Year 2000 readiness. However, there can be no assurance that such switches are Year 2000 compliant and that Telscape will not experience switch related problems in Year 2000. In addition to other reasons, the production of accurate and timely customer invoices depends upon the generation of accurate and timely underlying data by Telscape's switches. Telscape does not believe that its other non-information technology systems will be affected by the Year 2000, but will not know definitively until Telscape tests and evaluates such equipment during the first half of 1999. The Company believes that all Year 2000 compliance initial testing and any necessary conversions will be completed by July 1999.

      Telscape's computer systems interface with the computers and technology of many different domestic and international telecommunications companies on a daily basis. If one of these telecommunication companies should fail or suffer an adverse effect from a Year 2000 problem, the Company's customers could experience impairment of services. Telscape considers the Year 2000 readiness of its international customers and vendors of particular importance given the general concern that the computer systems abroad may not be as prepared as those in domestic operations to handle the century change. As part of its Year 2000 Readiness Program, Telscape intends to contact its key vendors and customers to ascertain whether the systems used by such third parties are Year 2000 compliant.

COSTS

      Telscape has not incurred any costs to date to reprogram, replace and test its Systems for Year 2000 compliance. Telscape believes that the costs associated with its Year 2000 compliance efforts will be incurred during 1999. Telscape is still estimating the costs of the efforts but doesn't expect that these costs will be significant over the life of the project; though such expenditures may increase materially following testing of non-information technology systems and evaluation of the Year 2000 compliance status of integral third party vendors and customers. Costs incurred in connection with Telscape's Year 2000 compliance efforts will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with generally accepted accounting principals.

      Telscape currently anticipates that its Systems will be Year 2000 compliant before January 1, 2000, though no assurances can be given that Telscape's compliance testing will not detect unanticipated Year 2000 compliance problems that prevent such Year 2000 compliance. Furthermore, a system failure by any of Telscape's significant customers or vendors could have a material adverse effect on Telscape's operations. Because Telscape does not yet know the Year 2000 compliance status of integral third parties, it is currently unable to assess the likelihood or the risk to Telscape of third party system failures.

RISKS

      Telscape believes that a disruption in the operation of its networks, billing system and financial and accounting systems and/or an inability to access interconnections with other telecommunications carriers, are the major risks associated with the inability of its Systems to process Year 2000 data correctly. The failure of Telscape to correct a material Year 2000 problem could cause an interruption or failure of certain of the Company's normal business functions or operations and could have a material adverse effect on the Company's business, financial position and results of operations. In addition, there could also be a material adverse effect on the Company's business, financial position and results of operations if the systems of other companies on whose services the Company depends, or with whom the Company's Systems interface, are not Year 2000 compliant.

      Based upon risk assessment work conducted thus far, the Company believes that the most reasonably likely worst case scenario of the failure by the Company, or any integral third party, to resolve Year 2000 issues would be an inability by the Company (i) to provide telecommunications services to the Company's customers, (ii) to route and deliver telephone calls originating from or terminating with other telecommunications carriers for an indeterminable period of time and (iii) to timely and accurately bill customers. Such worst case scenario could have a material adverse affect on Telscape's business, results of operations and liquidity. These failures could also result in a loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with Year 2000 litigation, stabilization of operations and executing mitigation and contingency plans. While the Company believes that it is taking appropriate measures to mitigate these risks, there can be no assurance that such measures will be successful.

CONTINGENCY PLAN

      At this time, Telscape does not have a contingency plan. Telscape intends to develop contingency plans to handle Year 2000 system failures experienced by its Systems and to handle any necessary interactions with the computers and technology of any integral non-complying third party. This plan is expected to be completed by September 1, 1999.

                        RECENT ACCOUNTING PRONOUNCEMENTS

      SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

      Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its financial statements.

      SOP 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES," requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 will not have a material effect on its financial statements.

      SFAS No. 135, "RESCISSION OF FINANCIAL ACCOUNTING STANDARDS BOARD NO. 75 ("SFAS NO. 75") AND TECHNICAL CORRECTIONS," rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a material effect on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is subject to financial market risks, including interest rate risk and foreign currency exchange risk.

                               INTEREST RATE RISK

      As of December 31, 1998, the Company's debt obligations were mainly fixed or non-interest bearing. All of the Company's debt obligations are denominated in U.S. dollars. The Company's variable rate debt are as follows:

      The Company has a Revolving Credit Facility with a commercial bank which allows for borrowings up to $2,500,000 and bears interest at prime plus 1%. Borrowings outstanding under this revolving credit facility as of December 31, 1998 were $1,688,000.

      The Company had signed a equipment financing arrangement with a financing company which provides for borrowings up to $6,000,000 through May, 1999. The financing provides for interest at 550 basis points above the Federal Reserve Treasury Constant Maturity Rate at the date of each funding. There were no advances as of December 31, 1998. The Company has drawn approximately $2.0 million in the first quarter of 1999 under this facility.

      In addition, the Company had signed a equipment financing arrangement with a financing company which provides for borrowings up to $7,000,000 through December, 1999. The financing provides for interest at 450 basis points above the Federal Reserve Treasury Constant Maturity Rate at the date of each funding. There were no advances as of December 31, 1998.

      The table set forth below summarizes the fair values and payment terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1998.

                                                                                            FAIR VALUE AT
        DEBT .....        1999       2000         2001      2002      2003         TOTAL      12/31/98
------------------   ---------    -------    ---------    ------    ------    ----------    ----------
Non-Interest
Bearing or Fixed
Rate .............     151,000    107,000       65,000    38,000    10,000       371,000       371,000
Wtd. Avg. Interest
Rate .............        8.00%      9.00%       12.00%    11.00%     9.00%         9.00%         --


Variable .........   1,688,000       --           --        --        --       1,688,000     1,688,000
Wtd. Avg. Interest
Rate .............        8.75%      --           --        --        --            8.75%         --

Convertible
Notes ............   4,996,000       --      3,935,000      --        --       8,931,000     8,931,000
Wtd. Avg. Interest
Rate .............        8.00%      --           8.00%     --        --            8.00%         --

                     ---------    -------    ---------    ------    ------    ----------    ----------
Total ............   6,835,000    107,000    4,000,000    38,000    10,000    10,990,000    10,990,000
                     =========    =======    =========    ======    ======    ==========    ==========


      Due to the short term nature of this obligation, the Company utilized the interest rate payable for this obligation for the month of March to estimate the interest rate payable at maturity.

As the Company does not have a significant amount of variable interest rate obligations, it has not entered into derivative transactions to hedge their risk.

                         FOREIGN CURRENCY EXCHANGE RISK

      The Company conducts a significant amount of its operations in countries outside the United States. The Company's foreign currency exchange risk includes the following:

      In the past years, the Mexican economy has had periods of exchange rate instability and peso devaluation. The Company's value-added services business is conducted in Mexico. The majority of the Company's revenues in the value-added services business are contracted in dollars or in pesos indexed to the dollar at the time of settlement. The products and services the Company sells in the value-added services business line are generally imported from the U.S. or other countries and are payable in dollars. The Company's remaining operating costs in this segment are generally paid in pesos. The Company's major outsourcing contracts with the U.S. Embassy and the Ministry of Foreign Affairs generate revenues which are collected in pesos and costs which are paid in pesos.

      In the satellite teleport services business segment, the Company generally collects its revenues in U.S. dollars and pays for its costs to provide these services in U.S. dollars

      In the international long distance business segment, the Company sells it services to customers in the U.S. and thus its revenues are collected in U.S. dollars. The Company's costs of providing these services are paid to vendors both in the U.S. and in Mexico or other Latin American countries. A significant portion of its costs to provide these services are structured under operating agreements with carriers in Mexico under which the costs historically have been settled in pesos. The Company has entered into new, additional agreements with carriers in Mexico which will provide it with additional termination capacity in Mexico in 1999. These new arrangements provide for settlement in U.S. dollars. In periods in which the peso devaluates, this results in a cost reduction to the Company as it generally extends short credit terms to its customers and has received extended credit terms from its vendors. In periods when the peso appreciates, this results in a cost increase to the Company. Over the last several years, the peso has experienced devaluations in the exchange rates to the U.S. dollar. As a consequence, the Company's policy has been to no hedge its peso costs. In the future as the Company's operations in Mexico increase, the Company's peso denominated transactions may increase causing the Company to enter into hedging activities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Index to Consolidated Financial Statements:

                                                                        PAGE
Report of Independent Certified Public Accountants                       35

Consolidated Balance Sheets - As of December 31, 1997 and 1998           36

Consolidated Statements of Operations  - For the years ended
December 31, 1996, 1997 and 1998                                         37

Consolidated Statements of Stockholders' Equity - For the years ended
December 31, 1996, 1997 and 1998                                         38

Consolidated Statements of Cash Flows - For the years ended
December 31, 1996, 1997 and 1998                                         39

Notes to Consolidated Financial Statements                               41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Telscape International, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Telscape International, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telscape International, Inc. and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                  BDO SEIDMAN, LLP

Houston, Texas
February 22, 1999

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                                            December 31,
                                                                                                   ----------------------------

                                                                                                        1997            1998
                                                                                                   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents ....................................................................   $  4,734,000    $  9,631,000
  Accounts receivable, less allowance for doubtful accounts of
    $200,000 and $275,000, respectively ........................................................      6,276,000      14,387,000
  Inventories ..................................................................................      4,305,000       4,581,000
  Prepaid expenses and other ...................................................................      2,674,000       3,519,000
  Deferred income taxes ........................................................................        517,000         628,000
                                                                                                   ------------    ------------
      Total current assets .....................................................................     18,506,000      32,746,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation ........................................      2,679,000      14,576,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated amortization ................................     17,674,000      31,416,000
OTHER ASSETS ...................................................................................        776,000       1,593,000
                                                                                                   ------------    ------------
                                                                                                   ============    ============
              Total assets .....................................................................   $ 39,635,000    $ 80,331,000
                                                                                                   ============    ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................................................................   $ 10,756,000    $ 22,090,000
  Accrued expenses .............................................................................      3,303,000      10,182,000
  Current portion of notes payable and capital lease obligations ...............................        508,000       2,714,000
  Convertible debentures .......................................................................           --         4,996,000
  Deferred income taxes ........................................................................        270,000            --
                                                                                                   ------------    ------------
      Total current liabilities ................................................................     14,837,000      39,982,000
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net of current portion ............................      2,676,000       1,488,000
CONVERTIBLE SUBORDINATED DEBENTURES ............................................................           --         3,935,000
MINORITY INTERESTS .............................................................................         34,000            --
COMMITMENTS AND CONTINGENCIES ..................................................................           --              --
SERIES B NON-VOTING PREFERRED STOCK, $.001 par value,  380,000 and 0 shares, respectively, authorized
issued and outstanding,  mandatorily redeemed as certain performance measures were achieved ....           --              --
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares authorized;  without defined
  preference rights ............................................................................           --              --
  Series A preferred stock, $.001 par value, 1,000,000 shares authorized .......................           --              --
  Common stock, $.001 par value, 25,000,000 shares authorized;
  4,104,027 and  6,048,909 issued, respectively ................................................          4,000           6,000
  Additional paid-in capital ...................................................................     25,232,000      39,398,000
  Accumulated deficit ..........................................................................     (2,851,000)     (3,881,000)
  Treasury stock ...............................................................................       (297,000)       (480,000)
  Capital subscriptions receivable .............................................................           --          (117,000)
                                                                                                   ------------    ------------
              Total stockholders' equity .......................................................     22,088,000      34,926,000
                                                                                                   ------------    ------------
              Total liabilities and stockholders' equity .......................................   $ 39,635,000    $ 80,331,000
                                                                                                   ============    ============


              The accompanying notes are an integral part of these
                             financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended December 31,


                                                                          1996           1997             1998
                                                                      -----------    ------------    -------------
REVENUES ..........................................................   $ 5,705,000    $ 36,154,000    $ 132,179,000
COST OF REVENUES ..................................................     3,041,000      24,396,000      111,892,000
                                                                      -----------    ------------    -------------
GROSS PROFIT ......................................................     2,664,000      11,758,000       20,287,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ......................     4,159,000       8,154,000       13,774,000
DEPRECIATION AND AMORTIZATION .....................................       264,000         622,000        3,316,000
                                                                      -----------    ------------    -------------
OPERATING INCOME (LOSS) BEFORE IMPAIRMENT LOSS ....................    (1,759,000)      2,982,000        3,197,000
IMPAIRMENT LOSS ON LONG-LIVED ASSETS ..............................          --              --         (1,026,000)
                                                                      -----------    ------------    -------------


OPERATING INCOME (LOSS) ...........................................    (1,759,000)      2,982,000        2,171,000

OTHER INCOME (EXPENSE):
  Interest income .................................................       143,000         171,000          195,000
  Interest expense ................................................      (128,000)       (266,000)      (1,796,000)
  Foreign exchange gain (loss) ....................................       161,000        (126,000)        (639,000)
  Other, net ......................................................       (62,000)        (11,000)        (173,000)
                                                                      -----------    ------------    -------------
            Total other income (expense), net .....................       114,000        (232,000)      (2,413,000)
                                                                      -----------    ------------    -------------


INCOME (LOSS) BEFORE INCOME TAXES AND  MINORITY INTERESTS .........    (1,645,000)      2,750,000         (242,000)
INCOME TAX BENEFIT (EXPENSE) ......................................        53,000         (84,000)        (822,000)
                                                                      -----------    ------------    -------------
INCOME  (LOSS) BEFORE MINORITY INTERESTS ..........................    (1,592,000)      2,666,000       (1,064,000)
MINORITY INTERESTS IN SUBSIDIARIES ................................        (6,000)          6,000           34,000
                                                                      ===========    ============    =============
NET INCOME (LOSS) .................................................   $(1,598,000)   $  2,672,000    $  (1,030,000)
                                                                      ===========    ============    =============

EARNINGS (LOSS) PER SHARE:
 Basic ............................................................   $     (0.52)   $       0.68    $       (0.20)
 Diluted (1) ......................................................   $       N/A    $       0.53    $         N/A

WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic ............................................................     3,046,594       3,903,470        5,052,096
 Diluted (1) ......................................................           N/A       5,152,211              N/A



           (1) Inclusion of additional shares under a diluted analysis is inappropriate due to the anti-dilutive effect


              The accompanying notes are an integral part of these
                             financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                     COMMON STOCK                                  CAPITAL
                                                  ------------------   ADDITIONAL  SUBSCRIPTIONS ACCUMULATED
                                                    SHARES    AMOUNT PAID-IN-CAPITAL RECEIVABLE     DEFICIT
                                                  ---------   ------   -----------   ---------    -----------
Balance, December 31, 1995 ...................... 1,890,442   $2,000   $ 8,113,000   $(600,000)   $(3,925,000)

Issuance of stock in acquisition of  subsidiary . 1,605,000    1,000     2,856,000        --             --

Issuance of stock in connection with merger .....   400,000    1,000       525,000        --             --
Issuance of stock in connection with stock
   options exercised ............................    40,527     --          38,000        --             --
Compensation related to warrants granted ........      --       --         352,000        --             --
Net loss ........................................      --       --            --          --       (1,598,000)
                                                  ---------   ------   -----------   ---------    -----------
Balance, December 31, 1996 ...................... 3,935,969    4,000    11,884,000    (600,000)    (5,523,000)
Issuance of stock in connection with warrants
   and options exercised ........................   148,058     --       1,004,000        --             --
Compensation related to common stock and
   warrants granted .............................    20,000     --         188,000        --             --
Repurchase of treasury shares ...................      --       --            --          --             --
Release of stock in escrow ......................      --       --            --       600,000           --
Additional consideration recognized upon
   vesting of warrants ..........................      --       --      12,156,000        --             --
Net income ......................................      --       --            --          --        2,672,000
                                                  ---------   ------   -----------   ---------    -----------
Balance, December 31, 1997 ...................... 4,104,027    4,000    25,232,000        --       (2,851,000)
Issuance of stock in connection with warrants
   and options exercised ........................ 1,242,151    2,000     5,052,000        --             --
Issuance of stock and warrants  in connection
   with acquisition .............................   100,000     --         980,000        --             --
Issuance of stock in connection with  debt
   conversion ...................................   333,000     --         888,000        --             --
Additional consideration recognized upon
   vesting of  warrants .........................      --       --       5,479,000        --             --
Issuance of warrants with convertible debt
   placement ....................................      --       --         479,000        --             --
Sale of common stock ............................   269,731     --       1,288,000    (117,000)          --
Repurchase of treasury shares ...................      --       --            --          --             --
Net loss ........................................      --       --            --          --       (1,030,000)
                                                  ---------   ------   -----------   ---------    -----------
Balance, December 31, 1998 ...................... 6,048,909   $6,000   $39,398,000   $(117,000)   $(3,881,000)
                                                  =========   ======   ===========   =========    ===========

                                                                   TOTAL
                                                  TREASURY    STOCKHOLDERS'
                                                    STOCK         EQUITY
                                                  ---------    ------------

Balance, December 31, 1995 ......................      --      $  3,590,000

Issuance of stock in acquisition of  subsidiary .      --         2,857,000

Issuance of stock in connection with merger .....      --           526,000
Issuance of stock in connection with stock
   options exercised ............................      --            38,000
Compensation related to warrants granted ........      --           352,000
Net loss ........................................      --        (1,598,000)
                                                  ---------    ------------
Balance, December 31, 1996 ......................      --         5,765,000
Issuance of stock in connection with warrants
   and options exercised ........................      --         1,004,000
Compensation related to common stock and
   warrants granted .............................      --           188,000
Repurchase of treasury shares ...................  (297,000)       (297,000)
Release of stock in escrow ......................      --           600,000
Additional consideration recognized upon
   vesting of warrants ..........................      --        12,156,000
Net income ......................................      --         2,672,000
                                                  ---------    ------------
Balance, December 31, 1997 ......................  (297,000)     22,088,000
Issuance of stock in connection with warrants
   and options exercised ........................      --         5,054,000
Issuance of stock and warrants  in connection
   with acquisition .............................      --           980,000
Issuance of stock in connection with  debt
   conversion ...................................      --           888,000
Additional consideration recognized upon
   vesting of  warrants .........................      --         5,479,000
Issuance of warrants with convertible debt
   placement ....................................      --           479,000
Sale of common stock ............................   107,000       1,278,000
Repurchase of treasury shares ...................  (290,000)       (290,000)
Net loss ........................................      --        (1,030,000)
                                                  ---------    ------------
Balance, December 31, 1998 ...................... $(480,000)   $ 34,926,000
                                                  =========    ============

The accompanying notes are integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                                1996           1997            1998
                                                                            -----------    -----------    ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................................................   $(1,598,000)   $ 2,672,000    $ (1,030,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Provision for doubtful accounts .......................................         9,000        277,000         560,000
  Depreciation and amortization .........................................       264,000        622,000       3,316,000
  Write-off of investment in operating venture ..........................          --          196,000            --
  Deferred income tax benefit ...........................................      (112,000)    (1,566,000)       (339,000)
  Impairment loss on long-lived assets ..................................          --             --         1,026,000
  Interest accrued on non-interest bearing notes and amortization of debt
      offering costs ....................................................          --          136,000         270,000
  Minority interest in subsidiaries' income (loss) ......................         6,000         (6,000)        (34,000)
  Equity in income from unconsolidated subsidiary .......................          --             --           198,000
  Decrease in minority interests for credits utilized ...................        53,000           --              --
  Changes in assets and liabilities:
    Accounts receivable .................................................      (952,000)    (1,623,000)     (6,404,000)
    Inventories .........................................................      (665,000)    (2,306,000)        515,000
    Prepaid and other assets ............................................        27,000     (2,634,000)     (1,345,000)
    Accounts payable ....................................................      (124,000)     6,954,000       6,296,000
    Accrued liabilities .................................................       361,000      1,866,000       3,582,000
                                                                            -----------    -----------    ------------
Net cash provided by (used in) operating activities .....................    (2,731,000)     4,588,000       6,611,000
                                                                            -----------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments ....................................    (4,899,000)          --              --
  Redemption of short-term investments ..................................     8,378,000           --              --
  Purchases of property and equipment ...................................      (441,000)    (1,682,000)     (6,159,000)
  Acquisition of Telereunion, net of cash acquired ......................      (353,000)          --              --
  Acquisition of Integracion, net of cash acquired ......................          --          117,000            --
  Mandatory redemption of preferred stock ...............................          --             --          (380,000)
  Acquisition of N.S.I., net of cash acquired ...........................          --          (49,000)           --
  Acquisition of MSN, net of cash acquired ..............................          --             --        (2,353,000)
  Acquisition of INTERLINK, net of cash acquired ........................          --             --        (8,805,000)
  Investment in BCH Holdings ............................................          --         (185,000)           --
  Investment in joint venture ...........................................      (196,000)          --              --
                                                                            -----------    -----------    ------------
Net cash provided by (used in) investing activities .....................     2,489,000     (1,799,000)    (17,697,000)
                                                                            -----------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations .................................          --         (104,000)        (66,000)
  Payments on notes payable .............................................          --          (50,000)       (681,000)
  Proceeds from capital subscriptions ...................................          --          600,000            --
  Purchase of treasury shares ...........................................          --             --          (290,000)
  Issuance of common stock ..............................................       564,000           --              --
  Borrowings on line of credit ..........................................          --             --         1,948,000
  Payments on line of credit ............................................          --             --          (260,000)
  Proceeds from warrants and options exercised ..........................          --        1,004,000       5,054,000
  Proceeds from issuance of convertible debts ...........................          --             --        10,000,000
  Payments on convertible debts .........................................          --             --        (1,000,000)
  Proceeds from sale of common stock ....................................          --             --         1,278,000
                                                                            -----------    -----------    ------------
Net cash provided by financing activities ...............................       564,000      1,450,000      15,983,000
                                                                            -----------    -----------    ------------
Net increase in cash and cash equivalents ...............................       322,000      4,239,000       4,897,000
                                                                            -----------    -----------    ------------
Cash and cash equivalents at beginning of period ........................       173,000        495,000       4,734,000
                                                                            -----------    -----------    ------------
Cash and cash equivalents at end of period ..............................   $   495,000    $ 4,734,000    $  9,631,000
                                                                            ===========    ===========    ============

The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year Ended December 31,
                                                                                          -----------------------------------------
                                                                                                 1996            1997          1998
                                                                                          -----------    ------------    ----------
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid ..................................................................   $   176,000    $    121,000    $  855,000
       Income taxes paid ..............................................................        80,000         505,000     1,657,000

     NON-CASH TRANSACTIONS:

     Property and equipment acquired by execution of capital lease obligation .........          --           329,000        45,000

     Issuance of common stock, warrants and promissory notes in connection with acquisition of MSN:
           Promissory notes ...........................................................          --              --         672,000
           Common stock and warrants ..................................................          --              --         980,000

     Issuance of notes and acquisition of treasury shares in litigation settlement :
            Litigation settlement .....................................................          --            (3,000)         --
            Treasury stock ............................................................          --          (297,000)         --
            Notes payable .............................................................          --           300,000          --

     Issuance common stock in exchange for shares of common stock in connection with reverse triangle merger:
            Excess of cost over net assets acquired ...................................     2,857,000            --            --
            Common stock ..............................................................        (2,000)           --            --
            Additional paid-in capital ................................................    (2,855,000)           --            --

     Issuance of common stock and warrants in exchange for services provided in
     connection with severance agreement ..............................................       352,000         188,000          --


     Issuance of promissory notes in connection with the acquisition of Integracion ...          --         2,555,000          --


     Reduction of subsidiary stock subscription receivable in exchange for credits on
     equipment ........................................................................        53,000            --            --

     Additional contingent consideration recorded:

     2,175,000 in 1997 and 500,000 in 1998 warrants issued in connection with
     Telereunion and Integracion acquisitions vesting upon achievement of certain operating performance
     measures .........................................................................          --        12,156,000     5,479,000


     Accrual of redemption of 380,000 shares of Series B preferred stock to be redeemed based
     upon achievement of certain operating performance measures .......................          --           380,000          --


     Issuance of warrants in connection with issuance of convertible debentures .......          --              --         479,000


     Issuance of common stock in connection with conversion of notes ..................          --              --         888,000


     Equipment purchases during 1998 which are to be financed through long term loans
     or lease finance arrangements in 1999 ............................................          --              --       3,500,000


The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      Telscape International, Inc. (collectively with its subsidiaries, the "Company") is an emerging, fully-integrated telecommunications company. The Company supplies U.S.-originated international long distance services on a wholesale and retail basis, via switched and dedicated networks, with an emphasis on Latin America. In addition, the Company provides a full range of value-added services and systems integration services in Mexico to major public and private sector customers.

      Through its Telscape USA, Inc. ("Telscape USA") and TSCP International subsidiaries, the Company is a facilities-based long distance telecommunications services company providing international long distance services for calls originating in the United States and terminating in other countries, primarily in Latin America. Through its newly-acquired subsidiary, MSN Communications, Inc. ("MSN"), the Company is engaged in the distribution and sale of prepaid phone cards across the United States, targeted mainly at the Hispanic community.

      Through its Mexican subsidiaries, Vextro de Mexico, S.A. de C.V. ("Vextro"), Integracion de Redes, S.A. de C.V. ("Integracion") and N.S.I. de S.A. de C.V. ("N.S.I."), the Company is engaged in the distribution and sale of voice, data and networking equipment and provides value-added services in network integration. Each of these Mexican entities is owned principally by Telereunion, Inc. ("Telereunion"), a wholly-owned subsidiary of the Company.

      Through its newly-acquired subsidiary, INTERLINK Communications, Inc. ("INTERLINK"), the Company provides satellite teleport services including voice, video and data transport services to customers in the U.S., Latin American and other parts of the world.

      In June 1998, Telereunion S.A. de C.V. ("Telereunion S.A."), an affiliate of the Company, received a 30-year, facilities-based carrier license from the Mexican government allowing it to construct and operate a network over which the Company plans to carry long distance traffic in Mexico (the "Mexican Concession"). The Company owns approximately 65% of the economic interests and 49% of the voting interests of Telereunion S.A. In addition, three directors of the Company own an additional 18% of the voting interests and 2% of the economic interests of Telereunion S.A., resulting in the Company and such directors together controlling 67% of the economic interests and voting interests of Telereunion S.A. Under Mexican law, foreign investors may own more than a majority of the economic interests in a concessionaire but may not own more than 49% of the voting ownership of any concessionaire. The Company did not have significant operations from Telereunion, S.A. in 1998.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company, all wholly and majority owned subsidiaries, as well as entities over which it exercises voting control. The Company records minority interests expense, which represents the portion of majority owned subsidiaries attributable to minority owners. Investments in affiliates in which the Company owns a 20% to 50% ownership interest, and in which the Company exercises significant influence over operating and financial policies, are accounted for by the equity method. Investments of less than 20% ownership are recorded at cost, which does not exceed the estimated net realizable value of such investments. All significant intercompany transactions and balances have been eliminated in consolidation.

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

REVENUE RECOGNITION

      The Company recognizes revenue from long distance telecommunications services at the time of customer usage. Revenue from sales of equipment are recognized at time of shipment. Revenue from data and network integration value-added services are recognized when services are performed. In certain cases, the Company had entered into arrangements with third parties whereby these parties provide long distance telecommunication services for prepaid phone cards sold at a fixed cost. As the earnings process is complete at time of shipment under those arrangements, the Company recognized revenues (and cost of revenues) from the sale of cards at the time of shipment of its cards. The Company discontinued these types of arrangements in the second quarter of 1998. In other cases, the Company has entered into arrangements with third parties whereby these parties provide certain of the long distance telecommunications services for prepaid phone cards and bills the Company for these services as the cards are utilized. As the earnings process is complete when the cards are utilized under these arrangements, the Company defers revenues at time of shipment and recognizes revenues (and cost of revenues) from the sale of cards at the time the cards are utilized and the costs measured. Under both arrangements, there are no rights of return once cards are sold.

RECEIVABLES

      The Company maintains an allowance for doubtful accounts based on the expected collectibility of all consolidated trade accounts receivable. The allowance for doubtful accounts as of December 31, 1997 and December 31, 1998 was $200,000 and $275,000, respectively. The Company historically has not had significant writeoffs of receivables with the exception of 1998 when it wrote off $541,000 in receivables from a customer which filed for bankruptcy.

CASH AND CASH EQUIVALENTS

      The Company considers cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents.

FINANCIAL INSTRUMENTS

      The Company assesses and discloses the fair value of its financial instruments; however, this information does not represent the aggregate net fair value of the Company. Some of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

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

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. The cost of major renewals and betterments is capitalized; repairs and maintenance costs are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being reflected in the Consolidated Statement of Operations. In 1998, the Company recognized an impairment loss of $1.0 million as it determined that the carrying value of certain equipment and long-lived assets deployed under certain operating arrangements in Latin America were impaired. Depreciation of property and equipment for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and capital leases are amortized over the lesser of the life of the lease or the useful life of the asset.

For income tax purposes, accelerated methods of depreciation are used. The following is a summary of the Company's property and equipment and their estimated useful lives:

                                                    AS OF DECEMBER 31,         ESTIMATED
                                               -----------------------------  USEFUL LIVES
                                                    1997            1998       (YEARS)
                                               ------------    ------------  ---------------
Computer equipment and software ...............$    569,000    $  2,419,000     3
Telecommunications equipment ..................   1,184,000       9,918,000    5-10
Furniture and Fixtures ........................     380,000         932,000    5-10
Leasehold improvements ........................     230,000       1,085,000    3-20
Transportation equipment ......................     295,000         371,000     4
Teleport equipment ............................        --         3,947,000    5-15
Call center equipment .........................     705,000          47,000     3
                                               ------------    ------------
     Subtotal  property and equipment .........$  3,363,000    $ 18,719,000
Less, accumulated depreciation ................    (684,000)     (4,143,000)
                                               ============    ============
                                               $  2,679,000    $ 14,576,000
                                               ============    ============

GOODWILL AND INTANGIBLES

      The major classes of intangible assets are summarized below:


                                                          As of December 31,        Amortization
                                                    ----------------------------      Period
                                                         1997           1998          (Years)
                                                    ------------    ------------    -----------
       Goodwill .................................   $ 18,037,000    $ 33,760,000        15
       Organization costs .......................         73,000          73,000         5
       Less, accumulated amortization ...........       (436,000)     (2,417,000)
                                                    ===========   ==============
                                                     $17,674,000    $ 31,416,000


      Intangible assets are amortized using the straight-line method for periods noted above.

      Goodwill is recognized for the excess of the purchase price of the various business combinations over the estimated fair value of the identifiable net tangible and intangible assets acquired. In connection with certain of the Company's acquisitions, the Company issued performance-based warrants. The Company records such contingent consideration at the time the contingency is resolved and the consideration becomes issuable or when the outcome of the contingency is determinable beyond a reasonable doubt. During the year ended December 31, 1997, 2,095,000 warrants, issued in connection with the Telereunion acquisition, vested as a result of certain operating performance measures being achieved. In addition, 380,000 shares of preferred stock were mandatorily redeemable at December 31, 1997 at $1.00 per share based upon the Company meeting certain operating performance measures. The preferred shares were redeemed in the first quarter of 1998. As a result, the Company recorded $12,114,000 in additional consideration in connection with the Telereunion acquisition during 1997. During the year ended December 31, 1998, the remaining 500,000 warrants issued in connection with the Telereunion acquisition vested resulting in the Company recording $5,479,000 in additional consideration with this acquisition. During the year ended December 31, 1997, 80,000 warrants, issued in connection with the Integracion acquisition, vested as a result of certain operating performance measures being achieved. As a result, the Company recorded $422,000 in additional consideration in connection with the Integracion acquisition. See Note 2 for further discussion regarding the Company's acquisitions. Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there is no impairment of such assets at December 31, 1998.

WARRANTY RESERVES

      The Company generally provides its systems integration customers a warranty on each sale of equipment and related products and accrues warranty expense at the time of sale based upon actual claims history. Actual warranty costs incurred are charged against such accrual when paid.

PREPAID EXPENSES AND OTHER CURRENT ASSETS:

      Prepaid expenses and other current assets include the following:


                                                        AS OF DECEMBER 31,
                                                    -----------------------
                                                        1997         1998
                                                    ----------   ----------

             Value-added taxes receivable .......   $1,749,000   $1,748,000
             Deposits ...........................      448,000      322,000
             Prepaid insurance and other expenses      197,000      963,000
             Other ..............................      280,000      486,000
                                                    ==========   ==========
                                                    $2,674,000   $3,519,000
                                                    ==========   ==========

ACCRUED EXPENSES:

      Accrued expenses include the following:


                                                           AS OF DECEMBER 31,
                                                   -----------------------------
                                                       1997              1998
                                                   -----------       -----------

Customer prepayments .......................       $   799,000       $ 1,369,000
Deferred Revenues ..........................              --           5,497,000
Accrued carrier costs ......................           560,000              --
Accrued wages ..............................           579,000         1,041,000
Taxes payable ..............................           509,000           745,000
Preferred stock redemption payable .........           380,000              --
Other ......................................           476,000         1,530,000
                                                   ===========       ===========
                                                   $ 3,303,000       $10,182,000
                                                   ===========       ===========


FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

      The Company has determined that the U.S. dollar is the functional currency for its operations outside the U.S. As such, gains and losses resulting from the translation of financial statements of such operations are included in the Consolidated Statements of Operations. The Company recognized a foreign exchange gain (loss) of $161,000, ($126,000) and ($639,000) for the years ended December 31, 1996, 1997 and 1998, respectively.

INCOME TAXES

      Income taxes are calculated using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when differences are expected to reverse. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share is calculated as follows:


                                             FOR THE YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                               1996          1997          1998
                                        -----------    ----------   -----------
Basic
Net income (loss) as reported .......   $(1,598,000)   $2,672,000   $(1,030,000)
Weighted average common shares
       Outstanding ..................     3,046,594     3,903,470     5,052,096
Basic earnings (loss) per share .....   $     (0.52)   $     0.68   $     (0.20)

(TABLE CONTINUED ON FOLLOWING PAGE)

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                1996           1997         1998
                                                             -----------    ----------   -----------
Diluted
Net income (loss) as reported ............................   $(1,598,000)   $2,672,000   $(1,030,000)
Interest expense on convertible debt .....................          --          42,000          --
                                                             -----------    ----------   -----------

Net income (loss) applicable to common stockholders ......   $(1,598,000)   $2,714,000   $(1,030,000)
Weighted average common shares
      Outstanding ........................................     3,046,594     3,903,470     5,052,096
Options ..................................................        74,775       430,969       891,211
Warrants .................................................        39,867       651,272     1,945,848
Convertible debt .........................................          --         166,500          --
                                                             -----------    ----------   -----------
Total weighted  average  dilutive  potential common shares
      outstanding ........................................       114,642     1,248,741     2,837,059
Weighted  average  common and  dilutive  potential  common
      shares outstanding .................................     3,161,236     5,152,211     7,889,155
Diluted net income (loss) per share ......................   $     (0.51)   $     0.53   $     (0.13)

      Diluted EPS for the years ended December 31, 1996 and 1998, was not disclosed on the Consolidated Statement of Operations as the effect is anti-dilutive. Certain performance based warrants vested at December 31, 1997 and during the year ended December 31, 1998 upon the achievement of certain operating performance measures (See Note 2). These contingently issuable shares were included in the calculation of diluted EPS when all the necessary conditions were met. If all the necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares that would have been issued if the reporting period was the end of the contingency period are included in the calculation as if those shares were issued at the beginning of that period. For year to date calculations, contingent shares are weighted for the interim periods in which they are included in the computation of diluted EPS. Accordingly, 1,000,000 warrants were included in the calculation of diluted EPS for the year ended December 31, 1997 as if those shares were issued on July 1, 1997 and 1,175,000 warrants were included as if those shares were issued on October 1, 1997. In addition, 500,000 warrants are included in the calculation of diluted EPS for the year ended December 31, 1998 as if those shares were issued July 1, 1998. At December 31, 1996, 1997 and 1998, there were 2,695,000,
500,000 and 0 performance based warrants, respectively, which had not vested which were not included in the calculation of diluted EPS. Additionally, 525,000, 666,270 and 95,619 options and warrants outstanding at December 31, 1996, 1997 and 1998, respectively, were not included in the calculation of diluted EPS as their exercise prices were greater than the average market price of the Company's Common Stock during the period and inclusion of these securities in the calculation would result in an anti-dilutive effect.

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

      SOP 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES," requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 will not have a material effect on its financial statements.

      SFAS No. 135, "RESCISSION OF FINANCIAL ACCOUNTING STANDARDS BOARD NO. 75 ("SFAS NO. 75") AND TECHNICAL CORRECTIONS," rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a material effect on its financial statements.

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

      Under the terms of the acquisition, the Company issued to the shareholders of Telereunion 1,605,000 shares of Common Stock of the Company, 380,000 shares of non-voting, non-participatory Series B preferred stock and warrants to purchase up to 2,595,000 additional shares of Common Stock at $2.19 per share. The warrants vest and become exercisable upon Vextro meeting certain operating performance measures and expire seven years after closing. The preferred stock was mandatorily redeemable at $380,000 in the aggregate upon the Company meeting certain operating performance measures. In addition, the Company converted and amended certain non-qualified options outstanding under the Telereunion 1995 Stock Option and Appreciation Rights Plan to provide for the right to acquire an aggregate of 216,618 shares of Common Stock of the Company at an exercise price of $1.35 per share. The acquisition was accounted for under the purchase method of accounting. The operations of Telereunion and Vextro have been included in the Company's financial statements since the date of acquisition.

      The consideration paid for Telereunion measured at the acquisition date was $3,210,000, net of cash received of approximately $132,000, and consisted of Common Stock valued at $2,722,000, 216,618 stock options valued at $135,000 and transaction costs of $485,000. The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of acquisition and resulted in $3,312,000 of goodwill, which is being amortized over 15 years. During the year ended December 31, 1997, certain of the operating performance measures were met resulting in 2,095,000 warrants vesting and the 380,000 preferred shares being mandatorily redeemable at $1.00 per share. The preferred shares were redeemed in the first quarter of 1998. As a result, $12,114,000 in additional contingent consideration and the related goodwill was recognized relating to the acquisition of Telereunion at December 31, 1997. During the year ended December 31, 1998, the remaining 500,000 warrants vested resulting in an additional $5,479,000 additional contingent consideration and the related goodwill being recognized.

ORION MERGER

      On July 26, 1996, the Company entered into an Agreement and Plan of Merger, pursuant to which the Company acquired on September 5, 1996, all of the outstanding common stock of Orion Communications, Inc. ("Orion"), a Texas corporation, in exchange for 400,000 shares of its Common Stock. Orion was a reseller of U.S. domestic long distance services. This transaction has been accounted for under the pooling-of-interests method and, accordingly, the accompanying consolidated statements of operations include the results of the operations of Orion since its inception on April 10, 1996. At the time of the merger, the name of Orion was changed to Telscape USA. Expenses of $102,500 related to the merger with Orion were charged to expense during 1996.

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

      The consideration paid for Integracion measured at the acquisition date was $2,745,000 and consisted of cash of $130,000, promissory notes with a discounted value of $2,555,000 and transaction costs of $60,000. The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of acquisition and resulted in $1,756,000 of goodwill, which is being amortized over 15 years. The purchase price of the acquisition has been allocated as follows:

                                                                          FAIR
                                                                         VALUE
                                                                    -----------
Cash ......................................................         $   130,000
Promissory Notes  (discounted value) ......................           1,759,000
Convertible Notes  (discounted value) .....................             796,000
Transaction Costs .........................................              60,000
                                                                    -----------
Total consideration .......................................           2,745,000
Cash ......................................................             307,000
Accounts receivable .......................................           1,996,000
Inventories ...............................................             330,000
Other assets ..............................................             165,000
Accounts payable and accrued liabilities ..................          (1,686,000)
Other liabilities .........................................            (123,000)
                                                                    -----------
Fair value of net assets acquired .........................             989,000
                                                                    ===========
Goodwill ..................................................         $ 1,756,000
                                                                    ===========

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

MSN ACQUISITION

      Effective January 1, 1998, the Company acquired all of the outstanding common stock of MSN. MSN, through its TELEFIESTA(R) brand, markets prepaid telephone calling cards across the United States primarily to the Hispanic community. Under the terms of the transaction, the Company paid the following to the shareholders of MSN: i) the sum of $3,250,000 in cash, ii) $750,000 in non-interest bearing promissory notes payable in eight equal quarterly installments, and iii) 100,000 shares of the Company's Common Stock. In addition, the two selling shareholders were each granted 50,000 options to purchase the Company's Common Stock at $7.50 per share. The acquisition was accounted for under the purchase method of accounting. The financial position and results of operations of MSN are included in the Company's financial statements from the effective date of the acquisition.

      The consideration paid for MSN measured at the acquisition date was $4,880,000 and consisted of cash of $3,250,000, non-interest bearing promissory notes with a discounted value of $672,000, Common Stock and warrants valued at $980,000 and transaction costs of $80,000. The purchase price was allocated to the acquired company's assets and liabilities based upon an estimate of fair values at the date of acquisition and resulted in

$6,193,000 of goodwill, which is being amortized over 15 years. The purchase price of the acquisition has been allocated as follows:

                                                                         FAIR
                                                                        VALUE
                                                                    -----------
Cash .........................................................      $ 3,250,000
Promissory Notes (discounted value) ..........................          672,000
Common Stock .................................................          980,000
Transaction Costs ............................................           80,000
                                                                    -----------
Purchase consideration .......................................        4,982,000
Cash .........................................................          977,000
Accounts receivable ..........................................        1,042,000
Other assets .................................................           90,000
Accounts payable and accrued liabilities .....................       (1,323,000)
Deferred revenue .............................................       (1,997,000)
                                                                    -----------
Excess of liabilities assumed over fair value of net
      assets acquired ........................................       (1,211,000)
                                                                    ===========
Goodwill .....................................................      $ 6,193,000
                                                                    ===========

INTERLINK ACQUISITION

      Effective June 1, 1998, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets and certain of the liabilities of California Microwave Services Division, Inc. ("CMSD"), a subsidiary of California Microwave, Inc., for approximately $8.8 million in cash. As part of the acquisition, the Company formed INTERLINK Communications, Inc. ("INTERLINK"), to acquire CMSD. The primary asset of INTERLINK is a satellite teleport facility in Mountain View, California.

      The purchase price was allocated to the acquired assets and liabilities based upon an estimate of fair values at the date of acquisition resulting in $3.6 million in goodwill, which is being amortized over 15 years. In addition, a covenant not to compete of $250,000 was recognized which is being amortized over 5 years. The acquisition was accounted for under the purchase method of accounting. The financial results and operations of INTERLINK have been included in the Company's consolidated financial statements since the effective date of acquisition. The purchase price of the acquisition of the acquisition has been allocated as follows:

                                                                         FAIR
                                                                        VALUE
                                                                    -----------
Cash ......................................................         $ 8,612,000
Transaction Costs .........................................             262,000
                                                                    -----------
Purchase Consideration ....................................           8,874,000
Cash ......................................................              69,000
Accounts Receivable .......................................           1,438,000
Property and Equipment ....................................           4,542,000
Other assets ..............................................             896,000
Accounts payable and accrued liabilities ..................          (1,423,000)
Deferred revenue ..........................................            (471,000)
                                                                    -----------
Fair value of net assets acquired .........................           5,051,000
                                                                    ===========
Goodwill ..................................................         $ 3,573,000
                                                                    ===========
Covenant not to compete ...................................         $   250,000
                                                                    ===========

      The following presents the unaudited pro forma results of operations of the Company for the year ended December 31, 1997 and 1998, as if the acquisitions of Integracion, N.S.I., MSN and INTERLINK had occurred on January 1, 1997:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                        1997           1998
                                                    -----------   --------------
                                                           (Unaudited)
Pro forma revenues ..............................   $78,730,000   $ 135,415,000
Pro forma operating income ......................     1,755,000         971,000
Pro forma net income (loss) .....................     1,010,000      (2,407,000)
Pro forma basic net income (loss)  per share ....   $      0.25   $       (0.48)
Pro forma diluted net income (loss) per share(1)    $      0.20             N/A

(1) Inclusion of additional shares under a diluted analysis for 1998 is inappropriate due to the anti-dilutive effect.

      The information is not necessarily indicative of the results of operations and financial position of the Company as they may be in the future or as they might have been had the business combinations been consummated as of January 1, 1997.

      The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based on preliminary information and are subject to change when additional information concerning final asset and liability valuations are obtained. Management does not expect that such adjustments will be material.

BCH

      Digital Communications Systems/Zaklady Wytworcze Urzadzen Telefonicznych ("DTS/ZWUT"), a Polish limited liability company, was a 90%-owned subsidiary of the Company. DTS/ZWUT manufactures and markets telephone switching equipment in Poland. On December 12, 1997, the Company exchanged its 90% interest in DTS/ZWUT for a 31% interest in BCH Holding Company, Inc. ("BCH"), a Nevada corporation with a full service telecommunications operation based in Warsaw, Poland. As a result of this transaction, the Company's investment in BCH will be accounted for under the equity method. The Company recorded its investment in BCH at the Company's estimate of its fair value at the time of the exchange with no gain or loss recognized on the exchange.

      During January 1999, BCH approved the issuance to an investor of 20% of its outstanding shares for $1.2 million, and warrants for another 20% of its common stock with an exercise price equal to the same price per share as the stock issuance. In addition, BCH can borrow an additional $2.5 million under a 13% senior secured convertible note with the investor. Under the terms of the senior secured convertible note, Telscape has pledged all of its common stock in BCH to the investor. The Company's carrying amount of this investment at December 31, 1998 is not material.

3. CONCENTRATION OF RISK

CONCENTRATION OF RISK - MEXICO

      The devaluation of the Mexican peso in late 1994 caused Mexico to experience an economic crisis characterized by exchange rate instability, increased inflation, high domestic interest rates, reduced consumer purchasing power and high unemployment. Consequently, the Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions could have a significant effect on Mexican companies, including the Company's customers, and overall market conditions. For the years ended December 31, 1996, 1997 and 1998, the peso experienced devaluations in exchange rates versus the dollar of 2.2%, 2.9% and 22.1%, respectively.

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

SIGNIFICANT CUSTOMERS AND RECEIVABLES

      The Company's credit risks primarily consist of accounts receivable from its customers, many of which are located in Mexico. Management performs ongoing credit valuations of its customers and provides allowances for credit losses when necessary. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all consolidated trade accounts receivable. The allowance for doubtful accounts as of December 31, 1997 and December 31, 1998 was $200,000 and $275,000, respectively. The Company historically has not had significant writeoffs of receivables with the exception of 1998 when it wrote off $541,000 in receivables from a customer which filed for bankruptcy.

      Major customers are those that individually account for more than 10% of the Company's total revenues. For the year ended December 31, 1997, one customer accounted for 28% of the Company's total revenues and 56% of the Company's long distance services revenues. For the years ended December 31, 1998 and 1996, no customer represented greater than 10% of revenues.

4.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

      The Company's notes payable and capital lease obligations consist of the following:

                                                                                     AS OF DECEMBER 31,
                                                                                  ------------------------
                                                                                      1997          1998
                                                                                  ----------   -----------
Deere Park Convertible Subordinated Debentures, bearing interest at 8%, unamortized discount of $65,000, convertible into Common Stock, maturing three
years from closing (see discussion below) .....................................   $     --     $ 3,935,000


Gordon Brothers Convertible Debentures, bearing interest at 8%, unamortized discount of $4,000, convertible into Common Stock, maturing on May 29, 1999
(see discussion below) ........................................................         --       4,996,000

Non-interest bearing promissory notes, imputed interest at 10%, unamortized discount of $348,000 and $228,000, respectively, issued in connection with
Integracion acquisition, maturing at various dates through January 1, 2001 ....    1,853,000     1,713,000

Non-interest bearing promissory note, imputed interest at 10%, unamortized discount of $141,000 and $ 0, respectively, issued in connection with
Integracion acquisition, converted into 333,000 shares of Common Stock
in July 1998 ..................................................................      839,000          --

Promissory note issued to repurchase Common Stock, payable in six semi-annual installments through May 20,
2000, and bearing interest at 6% ..............................................      250,000       150,000

Capital lease obligation payable in monthly installments of $5,413 including
principal and interest maturing June 30, 2002 .................................      242,000       177,000

Capital lease obligation payable in monthly installments of $867 including
principal and interest maturing December 1, 2003 ..............................         --          44,000


Non-interest bearing promissory note, imputed interest at 10%, unamortized discount of $49,000, issued in connection with MSN acquisition, payable in
eight equal quarterly installments beginning April, 1998 ......................         --         430,000

Revolving Credit Facility maturing July 31, 1999 bearing interest at prime plus
1%, secured by accounts
receivable ....................................................................         --       1,688,000

                                                                                  ----------   -----------
Total notes payable and capital leases ........................................   $3,184,000   $13,133,000

Current portion ...............................................................      508,000     7,710,000
                                                                                  ----------   -----------

Long term portion .............................................................   $2,676,000   $ 5,423,000
                                                                                  ==========   ===========

      The annual maturities of the debt indicated above for the five years following December 31, 1998, are $7,710,000 in 1999, $619,000 in 2000,
$4,756,000 in 2001, $38,000 in 2002 and $10,000 in 2003.

      In May 1998, the Company issued $3,000,000 in 8% Convertible Subordinated Debentures (the "Deere Park Convertible Debentures") maturing three years from closing (the "First Draw") to Deere Park Capital Management, LLC, an Illinois limited liability company ("Deere Park"). On May 28, 1998, the Company issued an additional $1,000,000 of the Deere Park Convertible Debentures (the "Second Draw"). On June 30, 1998, the Company issued an additional $1,000,000 of the Deere Park Convertible Debentures (the "Third Draw"). The Deere Park Convertible Debentures are convertible by the holder into shares of Common Stock at a price equal to $26 per share for the First Draw, $29 per share for the Second Draw and $26 per share for the Third Draw, until November 1, 1998, and thereafter, at the lesser of (i) $26 per share for the First Draw, $29 per share for the Second Draw and $26 per share for the Third Draw or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Common Stock for the 20 trading days preceding the conversion date. If the Common Stock trades below $15 per share for the First Draw, $16.66 per share for the Second Draw and $15 for the Third Draw for three consecutive trading days, the Company may redeem all or part of such Deere Park Convertible Debentures at 107% of face value plus any accrued interest. The Company's obligation to make interest payments on the Deere Park Convertible Debentures terminates if the price of Common Stock closes for twenty consecutive trading days at or above $30 per share for the First Draw, at or above $33.50 per share for the Second Draw and at or above $30 per share for the Third Draw, adjusted, without limitation, for any stock splits or combinations. In connection with the Deere Park Convertible Debentures, Deere Park also received warrants to purchase an aggregate of 8,952 shares of Common

Stock at an exercise price of $16.76 per share (subject to adjustment for stock splits and other share adjustments) for the First Draw, warrants to purchase an aggregate of 2,427 shares of Common Stock at $20.60 per share (subject to adjustment for stock splits and other share adjustments) for the Second Draw and warrants to purchase an aggregate of 6,382 shares of Common Stock at $15.67 per share (subject to adjustment for stock splits and other share adjustments) for the Third Draw. The warrants have a term of three years from the effectiveness of a registration statement covering such warrants.

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

      In May 1998, the Company issued $5,000,000 in 8% Convertible Debentures (the "Gordon Brothers Convertible Debentures") maturing one year from closing to Gordon Brothers Capital, LLC, a Delaware limited liability company ("Gordon Brothers"). The Gordon Brothers Convertible Debentures are convertible by Gordon Brothers into shares of Common Stock at a price equal to $29.00 per share until November 1, 1998, and thereafter, at the lesser of (i) $29.00 per share or (ii) a price equal to the average of the three highest of the five lowest closing prices of the Common Stock for the 20 trading days preceding the conversion date. If the Common Stock trades below $16.66 for three consecutive trading days, the Company may redeem all or part of such Gordon Brothers Convertible Debentures at 107% of face value plus any accrued interest. The Company's obligation to make interest payments on the Gordon Brothers Convertible Debentures terminates (i) in the event the Common Stock closes, for twenty consecutive trading days, at or above $33.50 per share, adjusted, without limitation, for any stock splits or combinations, (ii) when a registration statement covering the Gordon Brothers Convertible Debentures is effective and
(iii) if there exists no event of default under the Gordon Brothers Convertible Debentures. The Gordon Brothers Convertible Debentures are secured by a pledge of the Company's stock in Telereunion and the Company's preferred stock in INTERLINK. In addition, the Gordon Brothers Convertible Debentures are guaranteed by INTERLINK and such guaranty is collateralized by a security agreement covering all of INTERLINK's assets. In connection with the Gordon Brothers Convertible Debentures, Gordon Brothers also received warrants to purchase an aggregate of 12,136 shares of Common Stock at an exercise price of $15.00 per share. The warrants have a term of three years from the effectiveness of the registration statement covering such warrants. The Gordon Brothers Convertible Debentures are senior secured indebtedness of the Company to the extent of the assets securing such indebtedness.

      The Company is required to pay an exit fee in connection with any prepayment of principal to be made under the Gordon Brothers Convertible Debentures (the "Gordon Brothers Exit Fee"). The Gordon Brothers Exit Fee varies depending upon the date of payment, and is equal to (i) 6.5% if the payment is made within 90 days after May 29, 1998, (ii) 13.0% if payment is made after 90 days and up to 180 days after May 29, 1998, (iii) 19.0% if payment is made after 180 days and up to 270 days after May 29, 1998 and (iv) 25.0% if payment is made after 270 days and up to 365 days after May 29, 1998. The Gordon Brothers Exit Fee with respect to any payment made after May 28, 1999 shall be equal to (a) 25.0% plus (b) 25.0% multiplied by the number of days elapsed from May 28, 1999 divided by 365. The Gordon Brothers Exit Fee is adjusted on a pro rata basis to the extent that a prepayment is made between periods during the first twelve months except that a minimum Gordon Brothers Exit Fee of 6.5% is required if the prepayment is made prior to 90 days after closing.

      A portion of the proceeds from the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures were allocated to the warrants issued to the holders of such debentures. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 50%, risk free interest rate of 5%, and expected lives of an average of 2 years. The resulting discount of approximately $180,000 for the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures will be amortized as interest expense over the life of the debentures.

      In connection with the issuance of the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures, the Company issued to the placement agent warrants to purchase 59,340 shares of Common Stock with exercise prices ranging from $16.76 to $20.60 per share, respectively. The warrants have a term of two years.

      The proceeds from the Deere Park Convertible Debentures and the Gordon Brothers Convertible Debentures were used primarily to finance the INTERLINK Acquisition and the remainder was utilized for capital investments and general working capital purposes.

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

      The Company estimated the fair value of the warrants utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 50%, risk free interest rate of 5%, and an expected life of 2 years. The fair value of the warrants of approximately $390,000 is being accounted for as deferred offering costs and amortized over the life of the Notes.

      The Company renegotiated the terms of the Revolving Credit Facility to provide for borrowings of up to $2.5 million and extended the term of the facility to July 31, 1999. As of December 31, 1998, the Company had drawn $1.7 million on this facility.

      In July 1998, holders of the non-interest bearing convertible notes issued in connection with the Integracion acquisition converted these notes into 333,000 shares of Common Stock.

      In the fourth quarter of 1998, the Company signed a financing arrangement with a finance company which provides for funding of equipment purchases of up to $6.0 million through May 1999. The financing is structured as loans maturing three years from funding at interest rates 550 basis points above the Federal Reserve Treasury Constant Maturity Rate. The Company has drawn approximately $2.0 million in the first quarter of 1999 under this facility.

      On January 11, 1999, the Company signed a financing arrangement with a finance company which provides for funding of equipment purchases of up to $7.0 million dollars through December 31, 1999. The financing is structured as loans maturing four years from funding at interest rates 500 basis points above the 5 year Federal Reserve Treasury Constant Maturity Rate. The Company has not drawn any fundings under this facility.

The Company has selected Lucent to engineer, furnish and install the Mexican Network. In addition, the Company received a commitment from Lucent to provide the Company with up to $40 million of long term financing, which includes $34 million towards the purchase of Lucent products and services (including construction of the Mexican Network) and $6 million for repayment of the Company's current obligations. The Company will incur commissions, commitment fees and other costs in connection with this facility.

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

      Significant components of the Company's deferred tax liabilities and assets at December 31, 1997 and 1998 are as follows:

                                                 1997                    1998
                                     -----------------------   -----------------------

Current:                             UNITED STATES  FOREIGN    UNITED STATES  FOREIGN
                                     -----------   ---------   ------------- ---------
Operating loss carryforwards and tax
      credits ......................   $ 189,000   $ 152,000    $ 417,000   $ 311,000
Accrued interest ...................        --          --        159,000        --
Accrued carrier costs ..............     191,000        --           --          --
Accrued wages ......................      52,000        --           --          --
Other accrued liabilities ..........      34,000        --           --          --

Allowance for doubtful accounts ....      51,000      10,000       26,000      74,000
Inventories ........................        --      (704,000)      14,000    (812,000)
Customer prepayments ...............        --       272,000         --       439,000
                                       ---------   ---------    ---------   ---------
Net current deferred tax asset
      (liability) ..................   $ 517,000   $(270,000)   $ 616,000   $  12,000
Long-term:
Basis differences in assets ........   $   6,000   $  58,000    $   4,000   $  14,000
Accrued employee benefits ..........        --        13,000         --        17,000
                                       ---------   ---------    ---------   ---------

Net long term deferred tax asset ...   $   6,000   $  71,000    $   4,000   $  31,000
                                       ---------   ---------    ---------   ---------

      The Company records valuation allowances based upon judgments as to the future realization of deferred tax benefits supported by demonstrated trends in the Company's operating results. At December 31, 1997and 1998, no valuation allowance was recorded.

      Significant components of the provision (benefit) for income taxes are as follows:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------------------

                                        1996            1997            1998
                                    -----------     -----------     -----------
Current:
Federal ........................    $      --       $ 1,146,000     $      --
Foreign ........................         59,000         504,000       1,161,000
                                    -----------     -----------     -----------
Total current ..................    $    59,000     $ 1,650,000     $ 1,161,000
Deferred:
Federal ........................           --        (1,545,000)        (97,000)
Foreign ........................       (112,000)        (21,000)       (242,000)
                                    -----------     -----------     -----------
Total deferred .................    $  (112,000)    $(1,566,000)    $  (339,000)
                                    -----------     -----------     -----------

Total provision (benefit) ......    $   (53,000)    $    84,000     $   822,000
                                    -----------     -----------     -----------


      The following is a reconciliation of income taxes calculated at the United States federal statutory rate to the income tax provision (benefit):

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                        ------------------------

                                                        1996     1997     1998
                                                        ----     ----     ----
Provision for income taxes at U.S. statutory rate ...    (34)%     34%     (34)%

Non-deductible amortization of intangible assets ....      3        7      252
Non-deductible litigation loss ......................     --        2       --
Other items, net ....................................     (3)       4      108

Effect of utilization of net operating loss
      carryforwards, tax credits and reversal of
      valuation allowance ...........................     31      (44)      14
                                                        ----     ----     ----
Income tax provision (benefit) ......................     (3)%      3%     340%
                                                        ----     ----     ----

      At December 31, 1998, the Company had available for US federal income tax purposes unused net operating loss carryforwards of approximately $1,057,000 which may provide future tax benefits and which will expire in years 2005 through 2018. Additionally, as of December 31, 1998, the Company had approximately $58,000 in alternative minimum tax credits which can be utilized to offset future tax liabilities.

      In accordance with Mexican Tax Law, companies may carryforward an income tax loss for ten years. Also, in accordance with Mexican Tax Law, a company is subject to income taxes based upon the greater of 34% of taxable income and 1.8% of net assets, as defined in the tax law. Any tax on assets paid is recoverable and can be carried forward for ten years in the event a company begins paying taxes on income. At December 31, 1998, the Company had available for Mexican income tax purposes operating loss carryforwards of approximately $772,000 which expire in 2008 and net asset taxes credits of approximately $159,000 which expire in 2008.

6.  STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

1993 STOCK OPTION PLAN

      Under the terms of its 1993 Stock Option Plan, the Company may grant incentive and non-qualified stock options to purchase up to 218,145 shares of its Common Stock to the Company's employees, directors or consultants. Options must be granted at not less than the fair market value of the Company's Common Stock at the date of grant as determined by the Company's Board of Directors (110% of fair market value for stockholders owning 10% or more of the Company's Common Stock) for incentive stock options, or not less than 85% of the fair market value for non-qualified stock options. Options granted under this plan may be for a term of up to 10 years (5 years for incentive stock options granted to stockholders owning 10% or more of the Company's Common Stock) and are exercisable as determined by the Board of Directors.

1994 DIRECTORS STOCK OPTION PLAN

      Effective June 1, 1994, the Company adopted the 1994 Directors Stock Option Plan, which provides that the Company may grant non-qualified options to directors of the Company or any majority-owned subsidiary who are not salaried employees to purchase up to 31,163 shares of its Common Stock. Options must be granted by June 1, 2004, at prices not less than the fair market value of the Company's Common Stock at the date of grant and must be exercised within ten years of the date of grant. Upon a change of control of the Company, all granted but unvested options under the plan will vest immediately.

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

1998 STOCK OPTION AND APPRECIATION PLAN

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

1998 MSN STOCK OPTION AND APPRECIATION RIGHTS PLAN

      During June 1998, the Company adopted the "1998 MSN Stock Option and Appreciation Rights Plan." Pursuant to the Company's 1998 MSN Stock Option and Appreciation Rights Plan, the Company may grant the Company's employees, directors and consultants non-qualified options to purchase up to 100,000 shares of Common Stock. The maximum number of shares of Common Stock that may be granted to any individual under this plan may not exceed 50,000 shares. The terms of the options are determined by the Company's Board of Directors. Any options granted must be exercised within ten years of the date of grant or within five years from the date of grant for options granted to stockholders owning 10% or more of the Company's Common Stock. Unexercised vested and unvested options terminate immediately if the employment or service of an option holder is terminated for cause. Unvested options terminate if the employment or service of an option holder is terminated without cause or for disability. The Company may also grant SARs in connection with any option, which permits cashless exercises of the options. SARs allow an option holder to surrender an option and to receive the difference between the exercise price of the option and the then fair market value of the Common Stock. The Company may also make loans to any option holder in order to permit the option holder to pay the purchase price upon exercise of the option.

      A summary of the Company's fixed option plans as of December 31, 1996, 1997 and 1998 is presented below:

                                                                                         MSN                               WTD. AVG.
                                    1993         1994          1995        1996         1998        1998         TOTAL       EXER.
                                    PLAN         PLAN          PLAN        PLAN         PLAN        PLAN       ALL PLANS     PRICE
                                  ---------  ----------     --------    ----------   ---------   ---------    ----------   --------
Options outstanding at December
   31 ,1995 ...................... 118,440      30,000          --            --          --          --         148,440       1.61
Max. shares exercisable .......... 118,440      30,000          --            --          --          --         148,440       1.61
Options granted ..................    --        10,000       216,618     1,120,000        --          --       1,346,618       3.96
Options exercised ................    --          --            --            --          --          --            --      --
Options cancelled ................ (32,408)    (30,000)      (70,809)         --          --          --        (133,217)      1.40
                                  ---------  ----------     --------    ----------   ---------   ---------    ----------   --------
Options outstanding at December
   31,1996 .......................  86,032      10,000       145,809     1,120,000        --          --       1,361,841       3.95
Max. shares exercisable ..........  86,032      10,000       145,809       225,000        --          --         466,841       3.16
Options granted .................. 115,500        --            --         440,000        --          --         555,500       5.74
Options exercised ................ (15,828)       --            --         (25,000)       --          --         (40,828)      1.87
Options cancelled ................  (9,700)       --            --        (420,000)       --          --        (429,700)      4.50
                                  ---------  ----------     --------    ----------   ---------   ---------    ----------   --------
Options outstanding at December
   31,1997 ....................... 176,004      10,000       145,809     1,115,000        --          --       1,446,813       4.51
Max. shares exercisable ..........  70,204      10,000       145,809       393,333        --          --         619,346       3.60
Options granted ..................    --        18,125          --          60,000     100,000   1,045,140     1,223,265      11.49
Options exercised ................ (50,204)       --            --        (140,554)       --          --        (190,758)      2.57
Options cancelled ................ (20,000)       --            --          (5,000)       --      (527,250)     (552,250)     16.48
                                  ---------  ----------     --------    ----------   ---------   ---------    ----------   --------
Options outstanding at December
   31,1998 ....................... 105,800      28,125       145,809     1,029,446     100,000     517,890     1,927,070       5.67
                                  =========  ==========     ========    ==========   =========   =========    ==========   ========
Max. shares exercisable ..........  35,267      10,000       145,809       725,988      27,77        5,000       949,840       4.43

      SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998: dividend yield of 0% for all years; expected volatility ranging from 80% to 85%, 80% to 90% and 55% to 65%; risk-free interest rates ranging from 6.15% to 6.41%, 5.65% to 5.80% and 5% to 5.15%; and expected lives averaging 8.5 years, 8.5 years and
5.0 years, respectively.

      Under the accounting provisions of SFAS No. 123, the Company's net income
(loss) applicable to common stockholders and income (loss) per share would have been revised to the pro forma amounts indicated below:


                                       For the Year Ended December 31,
                                -----------------------------------------------
                                      1996            1997            1998
                                --------------   -------------   --------------
Net income (loss):
      As reported ............. $  (1,598,000)   $   2,672,000   $  (1,030,000)
      Pro Forma ............... $  (3,096,000)   $   1,955,000   $  (2,698,000)
Net income (loss) per share:
  Basic
      As reported ............. $       (0.52)   $        0.68   $       (0.20)
      Pro Forma ............... $       (1.02)   $        0.50   $       (0.53)
  Diluted
      As reported .............           n/a    $        0.53             n/a
      Pro Forma ...............           n/a    $        0.38             n/a

                                --------------   -------------   --------------

WARRANTS

      Following is a description of the Company's warrants outstanding at December 31, 1998:


                    DESCRIPTION OF WARRANTS:                                          # OUTSTANDING
                    ------------------------                                          -------------
Series A Warrants (unregistered) issued in connection with the Company's acquisition of Telereunion on May 17, 1996, exercisable at $2.19 at stated
percentages only upon the Company achieving certain operating performance measures or fully vesting upon the Company maintaining a $12 share price for 90 consecutive trading days; expiration date of May 16, 2003, 2,000,000 of which vested at December 31, 1997 and 500,000 of which vested during the year ended
December 31, 1998 (See Note 2) .........................................................  2,086,943


Series B Warrants (unregistered) issued in connection with the Company's acquisition of Telereunion on May 17, 1996, currently exercisable at $2.19 as certain operating performance measures were achieved during the year ended
December 31, 1997, expiration date May 16, 2003 (See Note 2) ...........................     84,000


Warrants (unregistered) issued to IPO underwriters exercisable at any time at
$8.10 prior to expiration on August 10, 1999 ...........................................     25,000


Warrants (unregistered) issued on February 29, 1996, in connection with former officer's severance agreement exercisable at any time at $2.94 prior to
expiration on February 28, 2001 ........................................................     72,000

Warrants (unregistered) issued in connection with the Company's acquisition of
Telereunion on May 17, 1996, exercisable at any time at $2.19 prior to
expiration on May 16, 2001 .............................................................     49,179


Registered warrants (NASDAQ) issued to debenture holders and placement agent in connection with issuance of Deere Park Convertible Debentures and Gordon
Brothers Convertible Debentures exercisable at any time at $8.50 - $20.60 per
share, with two to three year terms (See Note 4)  ......................................     97,237
                                                                                          ---------

                        Total warrants .................................................  2,414,359
                                                                                          =========

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

7.  STOCK ISSUANCE

      In the fourth quarter of 1998, the Company entered into a stock purchase agreement with third parties (the "Stock Purchase Commitment"), which allows the Company to sell at the Company's option (subject to certain conditions precedent), up to $5.0 million of the Company's Common Stock. The sale price of the Common Stock is equal to the average of the previous 5 days closing prices less a 20% discount. The Company sold 250,000 shares of Common Stock realizing approximately $1.3 million (net commissions) in the fourth quarter of 1998. These shares were sold on December 18, 1998, and may not be re-sold by the purchasers for nine months from such date. In the first quarter of 1999, the Company sold an additional 296,296 shares of Common Stock, realizing approximately $1.9 million (net of commissions). These shares were sold on March 15, 1999, and may not be re-sold by the purchasers until July 31, 1999.

8.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

      The Company is obligated under certain long-term non-cancelable lease agreements for equipment purchases, office and warehouse space as follows:

                                                 AMOUNT
                                               ----------
                         1999                  $2,418,000
                         2000                   1,404,000
                         2001                   1,328,000
                         2002                   1,235,000
                         2003                     559,000
                                               ==========
                                               $6,944,000
                                               ==========

      Total rent expense under leases was $131,000, $229,000 and $914,000, respectively, for the years ended December 31, 1996, 1997 and 1998.

      At December 31, 1998, the Company has employment agreements with twelve officers, which expire in 2001. Future minimum commitments under these agreements, excluding incentive bonuses or stock options, as of December 31, 1998, are as follows:

                                       AMOUNT
                                      ----------
                               1999   $1,107,000
                               2000      557,000
                               2001      266,000
                                      ==========
                                      $1,930,000
                                      ==========

      Vextro is required to pay a license fee quarterly to the Mexican government equal to five percent of its revenues from value-added telecommunications services. Under the license, Vextro is free to set its service rates without government approval; however, Vextro's rate schedule must be filed with the SCT.

      The Company has signed a contract with a third party for the third party vendor to provide telecommunications services to the Company including the origination of inbound 800 dialed phone calls for its prepaid phone cards, and the termination of U.S. domestic long distance and international long distance. The contract term is through June 1, 2001, and provides for a minimum monthly purchase commitment of $360,000 and a total purchase commitment of $12,660,000. The Company can cancel the minimum monthly purchase commitment with 30 days notice upon meeting its total minimum purchase commitment. The Company estimates that total purchases from this third party exceeded $6.5 million as of March 31, 1999.

      In March 1999, the Company signed a purchase order for $3.25 million for equipment purchases.

9.  SEGMENT INFORMATION

      The Company has three reportable segments: international long distance, value-added services and satellite teleport services. The Company provides international long distance services to customers in the United States. Satellite teleport services are provided to customers in the United States and Latin America. Value-added services are performed in Mexico and Poland. The Company measures segment profit as earnings before interest, depreciation, amortization of intangibles, other income and taxes (EBITDA).

      Revenues, operating information and identifiable assets by business segment and location are as follows:

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------------------
                                                                               1996             1997             1998
                                                                      -------------    -------------    -------------
Revenues
     Long distance services .......................................   $   1,213,000    $  17,390,000    $  93,156,000
     Value-added services .........................................       4,492,000       18,764,000       32,965,000
     Satellite teleport services ..................................            --               --          6,058,000
                                                                      -------------    -------------    -------------
Total revenues ....................................................   $   5,705,000    $  36,154,000    $ 132,179,000
                                                                      -------------    -------------    -------------

Operating income(loss) before interest, depreciation and amortization

     Long distance services, including impairment loss ............   $    (882,000)   $   4,828,000    $   3,655,000
     Value-added services .........................................         297,000         (107,000)       3,232,000
     Satellite teleport services ..................................            --               --            229,000
     Corporate and other ..........................................        (910,000)      (1,117,000)      (1,629,000)
                                                                      -------------    -------------    -------------
Total operating  income (loss) before  interest,  depreciation  and
      amortization ................................................   $  (1,495,000)   $   3,604,000    $   5,487,000
     Depreciation .................................................         126,000          321,000        1,329,000
     Amortization of intangibles ..................................         138,000          301,000        1,987,000
                                                                      -------------    -------------    -------------

Operating income (loss) as reported on Statement of Operations ....   $  (1,759,000)   $   2,982,000    $   2,171,000
                                                                      -------------    -------------    -------------

Capital expenditures
     Long distance services .......................................   $      23,000    $     383,000    $   4,183,000
     Value-added services .........................................         418,000        1,299,000        1,664,000
     Satellite teleport services ..................................            --               --            264,000
     Corporate and other ..........................................            --               --             48,000
                                                                      -------------    -------------    -------------
Total capital expenditures ........................................   $     441,000    $   1,682,000    $   6,159,000
                                                                      -------------    -------------    -------------

Identifiable assets
     Long distance services .......................................   $   3,003,000    $   5,978,000    $  21,819,000
     Value-added services .........................................       5,235,000       17,682,000       26,426,000
     Satellite teleport services ..................................            --               --         10,617,000
     Corporate and other ..........................................       1,133,000       15,975,000       21,469,000
                                                                      -------------    -------------    -------------
Total identifiable assets .........................................   $   9,371,000    $  39,635,000    $  80,331,000
                                                                      -------------    -------------    -------------

      Information concerning principal geographic areas is as follows:

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                               1996             1997             1998
                                                                      -------------    -------------    -------------
Revenues
     United States ................................................   $     642,000    $  17,390,000    $  97,644,000
     Mexico .......................................................       3,921,000       18,031,000       32,965,000
     Latin America ................................................            --               --          1,570,000
     Poland .......................................................       1,142,000          733,000             --
                                                                      -------------    -------------    -------------
Total revenues ....................................................   $   5,705,000    $  36,154,000    $ 132,179,000
                                                                      -------------    -------------    -------------

Fixed assets,  net of accumulated depreciation
     United States ................................................   $      22,000    $     692,000    $   7,297,000
     Mexico .......................................................         830,000        1,987,000        5,174,000
     Latin America ................................................            --               --          2,105,000
     Poland .......................................................         131,000             --               --
                                                                      -------------    -------------    -------------
Total fixed assets ................................................   $     983,000    $   2,679,000    $  14,576,000
                                                                      -------------    -------------    -------------

12.  QUARTERLY INFORMATION (UNAUDITED)

                                                      FIRST           SECOND           THIRD          FOURTH               YEAR
                                                      -----           ------           -----          ------               ----
               1996
Revenues ..................................... $     509,000    $     841,000    $   1,474,000    $   2,881,000    $   5,705,000
Operating loss ...............................      (210,000)        (265,000)        (362,000)        (921,000)      (1,759,000)
Income (loss) before taxes and minority
   interests .................................      (174,000)        (186,000)        (287,000)        (998,000)      (1,645,000)
Net loss .....................................      (181,000)        (207,000)        (299,000)        (911,000)      (1,598,000)
Basic EPS .................................... $       (0.10)   $       (0.07)   $       (0.08)   $       (0.23)   $       (0.52)

                                                      FIRST           SECOND           THIRD          FOURTH               YEAR
                                                      -----           ------           -----          ------               ----
              1997
Revenues ..................................... $   3,771,000    $   6,170,000    $  12,193,000    $  14,020,000    $  36,154,000
Operating income (loss) ......................      (386,000)         696,000        1,169,000        1,503,000        2,982,000
Income (loss) before taxes and minority
   interests .................................      (359,000)         402,000        1,110,000        1,597,000        2,750,000
Net income (loss) ............................      (324,000)         538,000        1,202,000        1,256,000        2,672,000
Basic EPS .................................... $       (0.08)   $        0.14    $        0.31    $        0.32    $        0.68
Diluted EPS (1) ..............................           N/A    $        0.13    $        0.22    $        0.18    $        0.53

                                                      FIRST           SECOND           THIRD          FOURTH               YEAR
                                                      -----           ------           -----          ------               ----
              1998
Revenues ..................................... $  33,399,000    $  32,378,000    $  36,529,000       29,873,000      132,179,000
Operating income (loss) ......................     2,219,000         (461,000)       2,182,000       (1,769,000)       2,171,000
Income (loss) before taxes and minority
   interests .................................     2,089,000         (672,000)       1,507,000       (3,166,000)        (242,000)
Net income (loss) ............................     1,114,000         (622,000)         869,000       (2,391,000)      (1,030,000)
Basic EPS .................................... $        0.25    $       (0.13)   $        0.16    $       (0.42)   $       (0.20)
Diluted EPS (1) .............................. $        0.15              N/A    $        0.11              N/A              N/A



(1) Inclusion of additional shares under a diluted analysis for loss period is inappropriate due to the anti-dilutive effect.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

      Information required under Part III (Items 10,11,12 and 13) have been omitted from this Report in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 21, 1999, pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Exhibits. See Index to Exhibits on page 63. Each of the following exhibits described on the index to exhibits is a management contract or compensatory plan or arrangement: 10.1, 10.2, 10.11, 10.12, 10.13, 10.15 and 10.16.

      (b)   Financial Statement Schedules: None.

      (c)   Reports on Form 8-K: None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TELSCAPE INTERNATIONAL, INC.
                                         (Registrant)



March 31, 1999                           /s/ E. SCOTT CRIST
                                         ------------------
                                         E. Scott Crist
                                         CEO and Principal Executive Officer


March 31 , 1999                          /s/ TODD M. BINET
                                         -----------------
                                         Todd M. Binet
                                         President, CFO and Principal Financial
                                         and Accounting Officer

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                   DATE

/s/ E. SCOTT CRIST               Director                March 31, 1999
E. Scott Crist

/s/ MANUEL LANDA                 Director                March 31, 1999
Manuel Landa

/s/ OSCAR GARCIA                 Director                March 31, 1999
Oscar Garcia

/s/ RICARDO OREA                 Director                March 31, 1999
Ricardo Orea

/s/ TODD M. BINET                Director                March 31, 1999
Todd M. Binet

/s/ DARREL O. KIRKLAND           Director                March 31, 1999
Darrel O. Kirkland

/s/ JACK M. FIELDS               Director                March 31, 1999
Jack M. Fields

                                INDEX OF EXHIBITS

EXHIBIT NO.                                       DESCRIPTION
-----------                                       -----------
       1.1 Form of Underwriting Agreement between the Company, BT Alex. Brown Incorporated and Lehman Brother Inc. (Incorporated herein by reference to Exhibit 1.1 to the Company's Registration Statement No. 333-60271)

       3.1 Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

       3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

       3.3    Articles of Incorporation of Polish Microwave, Inc. (filed as
              Exhibit 3.3 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

       3.4 Bylaws of Polish Microwave, Inc. (filed as Exhibit 3.4 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

       3.5    Contract of Limited Liability Company of DTS/ZWUT (filed as
              Exhibit 3.5 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

       4.1 Form of Certificate evidencing Common Stock (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

       4.2 Form of Warrant Agreement between American Stock Transfer & Trust Company and the Company (filed as Exhibit 4.2 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

       4.3    Form of Warrant Certificate evidencing the Warrants (filed as
              Exhibit 4.3 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

       4.4 Form of Statement of the establishment of the Series B non-voting, nonparticipating Preferred Stock (filed as Exhibit 4.1 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

       10.1 Form of Representative's Warrants (filed as Exhibit 10.8 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

       10.2 Warrant Agreement between the Company and S.P. Krishna Murthy (filed as Exhibit 10.13 to the Company's Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

       10.3 Form of Series A Common Stock Warrant (filed as Exhibit 10.4 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

       10.4 Form of Series B Common Stock Warrant (filed as Exhibit 10.5 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

       10.5 Form of Employment Agreement for Manuel Landa, Ricardo Orea Gudino and Oscar Garcia Mora (filed as Exhibit 10.6 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

       10.6 Form of Non-Qualified Stock Option Certificate and Agreement, as amended, for Manuel Landa, Ricardo Orea Gudino and Oscar Garcia Mora (filed as Exhibit 10.7 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

       10.7 Form of Series A Common Stock Warrant dated May 17, 1996 between the Company and Manuel Landa, Ricardo Orea Gudino, Oscar Garcia Mora and Christopher Efird (filed as Exhibit 10.1 to the Company's Report on Form 8-K dated June 3, 1996 and incorporated herein by reference)

       10.8 Employment Agreement for E. Scott Crist (filed as Exhibit 10.1 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference)

       10.9 Employment agreement for Todd Binet (filed as Exhibit 10.29 to the Company's Report on Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference)

       10.10 Form of Promissory Note dated July 1, 1997, between Telereunion and Jose Luis Apan Wong, Raul de la Parra Zavala and Alejandro Apan Wong (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated August 5, 1997 and incorporated herein by reference)

       10.11 Form of Common Stock Warrant dated July 1, 1997, between the Company and Jose Luis Apan Wong, Raul de la Parra Zavala and Alejandro Apan Wong (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated August 5, 1997 and incorporated herein by reference)

       10.12 Stock Purchase Agreement dated July 1, 1997, by and among the Company, Telscape USA, Inc., Telereunion and Jose Luis Apan Wong, Raul de la Parra Zavala and Alejandro Apan Wong (filed as Exhibit
              10.4 to the Company's Current Report on Form 8-K dated August 5, 1997 and incorporated herein by reference)

       10.13 Stock Purchase Agreement dated October 1, 1997, by and among Telscape USA, Inc., Telereunion, Inc. and Jose Martin Pena Nunez, Carlos Joaquin De Lara Y Campos, Jorge Pena Nunez, Martha Teresita Martin Del Campo Gutierrez (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 15, 1997 and incorporated herein by reference)

       10.14 Stock Purchase Agreement dated January 22, 1998, by and among the Company; MSN Communications, Inc.; Stuart Newman and Michael Newman, together with Form of Promissory Note dated January 23, 1998 in the principal amount of $375,000 payable to Stuart Newman attached as Exhibit B-1 and Form of Promissory Note dated January 23, 1998 in the principal amount of $375,000 payable to Michael Newman attached as Exhibit B-2 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 6, 1998 and incorporated herein by reference)

       10.15 Stock Purchase Agreement dated May 18, 1998, by and among Telscape International, Inc., California Microwave, Inc. and California Microwave Services Divisions, Inc. together with a Form of Supply Agreement between California Microwave, Inc. and California Microwave Services Division, Inc. as Exhibit B (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 9, 1998)

       10.16 Securities Purchase Agreement between Deere Park Capital Management, LLC and Telscape International, Inc. dated as of May 1, 1998; Registration Rights Agreement dated as of May 1, 1998 between Telscape International, Inc. and Deere Park Capital Management, LLC; Form of Convertible Debenture for $3,000,000 dated May 1, 1998; Form of Stock Purchase Warrant to Purchase 8,952 shares of Common Stock of Telscape International, Inc. dated May 12, 1998 (all filed as Exhibit 4.4 to the Company's Report on Form 10Q for the quarter ended March 31, 1998 and incorporated herein by reference)

       10.17 Form of Convertible Debenture in the principal amount of $1,000,000 between Deere Park Capital Management, LLC and Telscape International, Inc. dated as of May 28, 1998 and a form of Stock Purchase Warrant to Purchase 2,427 shares of Common Stock of Telscape International, Inc. dated May 28, 1998 (Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 9, 1998)

       10.18 Securities Purchase Agreement dated May 29, 1998 by and between Telscape International, Inc. and Gordon Brothers Capital, LLC; together with a Form of Convertible Debenture in the principal amount of $5,000,000 payable to Gordon Brothers Capital, LLC attached as Exhibit A; a Form of Stock Purchase Warrant for Gordon Brothers, LLC for 12,136 shares of Common Stock of Telscape International, Inc. attached as Exhibit B; and a Registration Rights Agreement by and between Gordon Brothers Capital, LLC and Telscape International, Inc. attached as Exhibit C (Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 9, 1998)

       10.19 Equity Purchase Agreement by and between INTERLINK Communications Holding Co., Inc. and each of Telscape International, Inc., E. Russell Hardy, Stephen Strohman, Monty J. Moore, and Salvador Giblas dated as of May 19, 1998 (Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 9, 1998)

       10.20 Form of Employment Agreement by and between California Microwave Services Division, Inc. and E. Russell Hardy dated as of May 18, 1998 (Incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated June 9, 1998)

       10.21 Form of Employment Agreement by and between California Microwave Services Division, Inc. and Stephen Strohman dated as of May 18, 1998 (Incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated June 9, 1998)

       10.22 Form of Employment Agreement by and between California Microwave Services Division, Inc. and Monty J. Moore dated as of May 18, 1998 (Incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated June 9, 1998)

       10.23 Form of Consulting Agreement by and between California Microwave Services Division, Inc. and Salvador Giblas dated as of May 18, 1998 (Incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated June 9, 1998)

       10.24 Loan Agreement between Telscape USA, Inc. and MSN Communications, Inc. and Southwest Bank of Texas dated May 19, 1998 (Incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement No. 333-60271)

       10.25 Outside Directors Stock Option Plan of the Polish Telephones and Microwave Corporation (Incorporated herein by reference to Exhibit
              10.24 to the Company's Registration Statement No. 333-60271)

       *10.26 Form of Financing Agreement by and between the Company and Newbridge Financial Services Networks dated as of December 7, 1998.

       *10.27 Form of Financing Agreement by and between the Company and NTFC
              Capital Corporation dated as of January 11, 1999.

       *10.28 Form of Securities Purchase Agreement by and between the Company and Kendu Partners and MDNH Partners, L.P. dated as of December 18, 1998, and Exhibit B to this agreement representing the Form of Registration Rights Agreement.

       *21.1  Subsidiaries of the registrant

       *23.1  Consent of Independent Public Accountants

       *27.1  Financial Data Schedule 1998

----------------
 * Filed herewith