Form 10-Q
period 1999-03-31
TELSCAPE INTERNATIONAL INC
filed 1999-05-17
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X] Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended March 31, 1999

     [_] Transition report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes [X] No [ ]

      6,546,201 shares of Registrant's common stock ($.001 Par Value) were outstanding as of May 14, 1999.

                         Telscape International, Inc.
                              Table of Contents
                                  Form 10-Q
                                March 31, 1999


                                                                            PAGE

PART I.     FINANCIAL INFORMATION

     Item 1. Financial Statements

            Condensed Consolidated Balance Sheets As of December 31, 1998
            and March 31, 1999 (unaudited)                                    1
            Unaudited Condensed Consolidated Statements of Operations -
            For the Three Months Ended  March 31, 1998 and 1999               2

            Unaudited Condensed Consolidated Statements of Cash Flows -
            For the Three Months Ended March 31, 1998 and 1999                3

            Notes to Unaudited Condensed Consolidated Financial Statements    5

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10

      Item 3. Quantitative and Qualitative Disclosures about Market Risk     18

PART II.    OTHER INFORMATION

      Item 3. Legal Proceedings                                              19

      Item 6. Exhibits and Reports on Form 8-K                               19

            (a)   Exhibits

            (b)   Reports on Form 8-K

      Signatures                                                             20

                  TELSCAPE INTERNATIONAL, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              December 31,    March 31,
                                                                 1998           1999
                                                             ------------    ------------
CURRENT ASSETS:                                                              (unaudited)
  Cash and cash equivalents ..............................   $  9,631,000    $  6,102,000
  Accounts receivable, less allowance for doubtful
    accounts of and $275,000 and $327,000 (unaudited),
    respectively .........................................     14,387,000      11,553,000
  Inventories ............................................      4,581,000       5,327,000
  Prepaid expenses and other .............................      3,519,000       4,964,000
  Deferred income taxes ..................................        628,000         571,000
                                                             ------------    ------------
   Total current assets ..................................     32,746,000      28,517,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation ...........................................     14,576,000      17,156,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated
  amortization ...........................................     31,416,000      30,818,000
OTHER ASSETS .............................................      1,593,000       3,195,000
                                                             ------------    ------------
              Total assets ...............................   $ 80,331,000    $ 79,686,000
                                                             ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .......................................   $ 22,090,000    $ 19,834,000
  Accrued expenses .......................................     10,182,000      11,861,000
  Current portion of notes payable and capital
    lease obligations ....................................      2,714,000       2,466,000
  Convertible debentures .................................      4,996,000       4,998,000
                                                             ------------    ------------
   Total current liabilities .............................     39,982,000      39,159,000

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS ..............      1,488,000       2,584,000
CONVERTIBLE SUBORDINATED DEBENTURES ......................      3,935,000       3,942,000
MINORITY INTERESTS .......................................           --              --
COMMITMENTS AND CONTINGENCIES ............................           --              --
SERIES B NON-VOTING PREFERRED STOCK, $.001 par value,
 380,000 and 0 shares, respectively, authorized issued
 and outstanding, mandatorily redeemable as certain
 performance measures were achieved ......................           --              --
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
    shares authorized; without defined preference rights .           --              --
  Series A preferred stock, $.001 par value,
    1,000,000 shares authorized ..........................           --              --
  Common stock, $.001 par value, 25,000,000 shares
    authorized;
  4,104,027 and 4,667,548 issued, respectively ...........          6,000           6,000
  Additional paid-in capital .............................     39,398,000      41,548,000
  Accumulated deficit ....................................     (3,881,000)     (6,745,000)
  Treasury stock .........................................       (480,000)       (480,000)
  Capital subscriptions receivable .......................       (117,000)       (328,000)
                                                             ------------    ------------
   Total stockholders' equity ............................     34,926,000      34,001,000
                                                             ------------    ------------
         Total liabilities and stockholders'eqity ........   $ 80,331,000    $ 79,686,000
                                                             ============    ============

  The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       1998            1999
                                                   ------------    ------------
REVENUES .......................................   $ 33,399,000    $ 27,019,000
COST OF REVENUES ...............................     28,334,000      24,104,000
                                                   ------------    ------------
GROSS PROFIT ...................................      5,065,000       2,915,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...      2,277,000       4,222,000
                                                   ------------    ------------
OPERATING INCOME (LOSS) BEFORE DEPRECIATION
  AND AMORTIZATION .............................      2,788,000      (1,307,000)
DEPRECIATION AND AMORTIZATION ..................        569,000       1,378,000
                                                   ------------    ------------
OPERATING INCOME (LOSS) ........................      2,219,000      (2,685,000)

OTHER INCOME (EXPENSE):
  Interest income ..............................         37,000          71,000
  Interest expense .............................        (93,000)       (952,000)
  Foreign exchange gain (loss) .................       (122,000)        (60,000)
  Other, net ...................................         48,000        (214,000)
                                                   ------------    ------------
      Total other income (expense), net ........       (130,000)     (1,155,000)
                                                   ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTERESTS ...........................      2,089,000      (3,840,000)
INCOME TAX BENEFIT (EXPENSE) ...................       (963,000)        976,000
                                                   ------------    ------------
INCOME (LOSS) BEFORE MINORITY INTERESTS ........      1,126,000      (2,864,000)
MINORITY INTERESTS IN SUBSIDIARIES .............        (12,000)           --
                                                   ============    ============
NET INCOME (LOSS) ..............................   $  1,114,000    $ (2,864,000)
                                                   ============    ============
EARNINGS (LOSS) PER SHARE:
  Basic ........................................   $       0.25    $      (0.47)
  Diluted (1) ..................................   $       0.15             N/A
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ........................................      4,371,464       6,064,701
  Diluted(1) ...................................      7,779,177             N/A

(1) Inclusion of additional shares under a diluted analysis for the three months ended March 31, 1999 is inappropriate due to the anti-dilutive effect

    The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended March 31,
                                                     --------------------------
                                                         1998           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................   $ 1,114,000    $(2,864,000)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Provision for doubtful accounts ................        15,000         52,000
  Depreciation and amortization ..................       569,000      1,378,000
  Deferred income tax (benefit) expense ..........       355,000     (1,251,000)
  Imputed interest on non-interest bearing
    notes payable ................................        71,000         48,000
  Minority interest in subsidiaries' income
    (loss) .......................................        12,000           --
  Equity in income from unconsolidated
    subsidiary ...................................          --           34,000
  Changes in assets and liabilities:
    Accounts receivable ..........................       (44,000)     2,781,000
    Inventories ..................................     1,207,000       (746,000)
    Prepaid and other assets .....................    (1,267,000)    (1,801,000)
    Accounts payable .............................     1,880,000       (734,000)
    Deferred revenue .............................    (1,997,000)       842,000
    Accrued liabilities ..........................    (1,289,000)       837,000
                                                     -----------    -----------
Net cash provided by (used in) operating
  activities .....................................       626,000     (1,424,000)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ............    (3,642,000)    (3,250,000)
  Acquisition of MSN, net of cash acquired .......    (2,325,000)          --
                                                     -----------    -----------
Net cash used in investing activities ............    (5,967,000)    (3,250,000)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations ..........       (26,000)       (12,000)
  Payments on notes payable ......................      (300,000)      (494,000)
  Purchase of treasury shares ....................       (78,000)          --
  Borrowings on line of credit ...................       694,000           --
  Payments on line of credit .....................          --         (288,000)
  Proceeds from sales of common stock ............          --        1,939,000
  Proceeds from warrants and options exercised ...     3,199,000           --
                                                     -----------    -----------
Net cash provided by financing activities ........     3,489,000      1,145,000
                                                     -----------    -----------
Net decrease in cash and cash equivalents ........    (1,852,000)    (3,529,000)
                                                     -----------    -----------
Cash and cash equivalents at beginning of
  period .........................................     4,734,000      9,631,000
                                                     -----------    -----------
Cash and cash equivalents at end of period .......   $ 2,882,000    $ 6,102,000
                                                     ===========    ===========

    The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1998         1999
                                                         ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid ......................................   $   10,000   $  227,000
  Income taxes paid: .................................   $  339,000   $   48,000
NON-CASH TRANSACTIONS:

Issuance of common stock and promissory notes
  in connection with acquisition of MSN:
   Promissory Notes ..................................   $  672,000   $     --
   Common Stock ......................................      880,000         --

Financing of equipment purchased through
   notes payable .....................................         --      1,604,000

    The accompanying notes are an integral part of these financial statements.

                           TELSCAPE INTERNATIONAL, INC.
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - FINANCIAL STATEMENTS

   The accompanying unaudited condensed consolidated financial statements include the accounts of Telscape International, Inc. and its subsidiaries (collectively, the "Company"). The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 1998 and March 31, 1999 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

   The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that pay in U.S. dollars. In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. Nevertheless, significant adverse effects from any downturns in the Mexican economy could result in an adverse effect on the Company's operations. The Company also has a significant amount of its payables denominated in pesos which exposes the Company to exchange rate risk. During the first quarter of 1999, the peso exchange rate to the U.S. dollar strengthened, resulting in the Company incurring higher costs in its international long distance segment.

NEW ACCOUNTING STANDARDS

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

   SOP 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES," requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The adoption of SOP 98-5 did not have a material effect on its financial statements.

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

NOTE 2 - EARNINGS (LOSS) PER SHARE

   Earnings (loss) per share is calculated as follows:

                                                           For the Three Months
                                                              Ended March 31,
                                                        -------------------------
                                                            1998         1999
                                                        -----------   -----------
BASIC
  Net income (loss) as reported .....................   $ 1,114,000   $(2,864,000)
  Weighted average common shares outstanding ........     4,371,464     6,064,701
  Basic earnings (loss) per share ...................   $      0.25   $     (0.47)

DILUTED
  Net income (loss) as reported .....................   $ 1,114,000   $(2,864,000)
  Interest expense on convertible debt ..............        21,000          --
  Net income (loss) applicable to common stockholders   $ 1,135,000   $(2,864,000)
  Weighted average common shares outstanding ........     4,371,464     6,064,701
  Weighted average diluted potential common shares
    outstanding .....................................     3,407,713     2,151,928
  Weight average common and dilutive potential common
    shares outstanding ..............................     7,779,177     8,216,629
  Diluted earnings (loss) per share .................   $      0.15   $     (0.35)

   Diluted EPS for the three months ended March 31, 1999 was not disclosed on the Unaudited Condensed Consolidated Statement of Operations as the effect is anti-dilutive. Certain performance based warrants issued in connection with the Company's acquisitions vest upon the achievement of certain operating performance measures. In accordance with SFAS 128, these contingently issuable shares are included in the calculation of diluted EPS when all the necessary conditions were met. If all the necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares that would have been issued if the reporting period was the end of the contingency period are included in the calculation as if those shares were issued at the beginning of that period. For year-to-date calculations, contingent shares are weighted for the interim periods in which they are included in the computation of diluted EPS. At March 31, 1998 and March 31, 1999, there were 500,000 and 0 performance based warrants, respectively, which had not vested which were not included in the calculation of diluted EPS. Additionally, 17,000 and 589,000 options and warrants outstanding at March 31, 1998 and 1999, respectively, were not included in the calculation of diluted EPS as their exercise prices were greater than the average market price of the Company's common stock during the period and inclusion of these securities in the calculation would result in an anti-dilutive effect.

NOTE 3 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

   The Company's notes payable and capital lease obligations consist of the following:

                                                       December 31,   March 31,
                                                          1998           1999
                                                       ------------   ----------
Deere Park Convertible Subordinated Debentures,
 bearing interest at 8%, discount of $65,000 and
 $ 58,000, respectively, convertible into
 Common Stock, maturing three years from closing ...   $  3,935,000   $3,942,000

Gordon Brothers Convertible Debentures, bearing
 interest at 8%, unamortized discount of $4,000
 and $2,000, respectively, convertible into
 Common Stock, maturing on May 29, 1999, secured
 by substantially all assets of Interlink
 Communications, Inc. and stock of Telereunion,
 Inc., repaid in May of 1999, see discussion below..      4,996,000    4,998,000

Non-interest bearing promissory notes, imputed
 interest at 10%, unamortized discount of $228,000
 and $ 204,000, respectively, issued in connection
 with Integracion acquisition, maturing at various
 dates  through January 1, 2001.....................      1,713,000    1,341,000

Promissory note issued to repurchase common stock,
 payable in six semi-annual installments through
 May 20, 2000, and bearing interest at 6% , secured
 by common shares repurchased.......................        150,000      150,000

Capital lease obligation payable in monthly
 installments of $5,413 including principal and
 interest,  maturing June 30,  2002, secured by
 equipment..........................................        177,000      167,000

Capital lease obligation payable in monthly
 installments of $867 including principal and interest
 maturing December 1, 2003, secured by furniture....         44,000       42,000

Non-interest bearing promissory note, imputed
 interest at 10%, unamortized discount of $49,000
 and $29,000, respectively, issued in connection
 with MSN acquisition, payable in eight equal
 quarterly installments beginning  April, 1998......        430,000      346,000

Revolving credit facility maturing July 31, 1999
 bearing interest at prime plus 1%, secured by
 accounts receivable................................      1,688,000    1,400,000

Promissory notes, interest at 10.62%, payable in
 36 equal monthly installments of $52,234 including
 principal and interest, maturing April 1, 2002,
 secured by equipment...............................           --      1,604,000
                                                       ------------   ----------
Total notes payable and capital leases                   13,133,000   13,990,000

Current portion                                           7,710,000    7,464,000
                                                       ------------   ----------
Long term portion                                      $  5,423,000   $6,526,000
                                                       ============   ==========

   The annual maturity of the debt indicated above for the five years following December 31, 1998 are $7,710,000 in 1999, $619,000 in 2000, $4,756,000 in 2001,
$38,000 in 2002 and 10,000 in 2003.

   On January 11, 1999, the Company signed a financing arrangement with a finance company which provides for funding of equipment purchases of up to $7.0 million dollars through December 31, 1999. The financing is structured as loans maturing four years from funding at interest rates 500 basis points above the 5 year Federal Reserve Treasury Constant Maturity Rate. The Company has drawn approximately $4.5 million under this facility through May 14, 1999, of which $2.5 million resulted in refinancing equipment which was previously financed through an operating lease.

   The Company has selected Lucent Technologies, Inc. ("Lucent") to engineer, furnish and install the Mexican Network. In addition, the Company received a commitment from Lucent to provide the Company with up to $40 million of long term financing, which includes $34 million towards the purchase of Lucent products and services (including construction of the Mexican Network) and $6 million for repayment of the Company's current obligations. The Company will incur commissions, commitment fees and other costs in connection with this facility.

   On May 7, 1999, the Company issued $6,850,000 in Senior Notes (the "Senior Notes") maturing in May 2000. E. Scott Crist, CEO of the Company, is a holder of $1.0 million of the Senior Notes. The Senior Notes are subject to optional prepayment provisions allowing the Company to prepay a portion or all of the outstanding principal amount without premium or penalty. The Senior Notes bear interest at 8% from May through November 7, 1999. Thereafter, the interest rate increases by 1 percent for each month after November 7, 1999. The Company also issued to the holders of the Senior Notes a total of 256,247 warrants with an exercise price of $6.68 per share and a term of three years. In the event that the Senior Notes are not paid by November 7, 1999, then the holders will be issued an additional 256,247 warrants. The proceeds from the Senior Notes were utilized to repay the entire principal amount of the Gordon Brothers Convertible Debentures plus $1.1 million in exit fees.

   In May 1999, the Company also repaid $1.0 million of the Deere Park Convertible Subordinated Debentures. In connection therewith, the Company paid an exit fee of $120,000.

NOTE 4 - SEGMENT INFORMATION

   The Company has three reportable segments: international long distance, value-added services and satellite teleport services. The Company provides international long distance services to customers in the United States. Satellite teleport services are provided to customers in the United States and Latin America. Value-added services are performed in Mexico. The Company measures segment profit as earnings before interest, depreciation, amortization of intangibles, other income and taxes (EBITDA).

   Revenues, operating information and identifiable assets by business segment are as follows:


                                                      Three Months Ended
                                                           March 31,
                                                 ------------------------------
                                                     1998              1999
                                                 ------------      ------------
Revenues
     Long distance services ................     $ 25,719,000      $ 21,208,000
     Value-added services ..................        7,680,000         3,910,000
     Satellite teleport services ...........             --           1,901,000
                                                 ------------      ------------
Total revenues .............................     $ 33,399,000      $ 27,019,000

Operating income (loss) before
interest, depreciation and
amortization
     Long distance services ................        2,375,000           (14,000)
     Value-added services ..................          729,000          (475,000)
     Satellite teleport services ...........             --            (158,000)
     Corporate and other ...................         (316,000)         (660,000)
                                                 ------------      ------------
Total operating income (loss)
before interest, depreciation
and amortization ...........................     $  2,788,000      $ (1,307,000)
     Depreciation ..........................          151,000           752,000
     Amortization of intangibles ...........          418,000           626,000
                                                 ------------      ------------
Operating income (loss) as
reported on the Statement of
Operations .................................     $  2,219,000      $ (2,685,000)

Capital Expenditures
     Long distance services ................     $  3,510,000      $  2,967,000
     Value-added services ..................          132,000            36,000
     Satellite teleport services ...........             --             224,000
     Corporate and other ...................             --              23,000
                                                 ------------      ------------
        Total capital expenditures .........     $  3,642,000      $  3,250,000
                                                 ------------      ------------
Identifiable assets ---
     Long distance services ................     $ 16,133,000      $ 25,917,000
     Value-added services ..................       15,569,000        22,137,000
     Satellite teleport services ...........             --          10,345,000
     Corporate and other ...................       16,238,000        21,287,000
                                                 ------------      ------------
        Total identifiable assets ..........     $ 47,940,000      $ 79,686,000
                                                 ------------      ------------

      Information concerning principal geographic areas is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                 -------------------------------
                                                     1998               1999
                                                 -----------         -----------
Revenues
     United States .....................         $25,719,000         $22,606,000
     Mexico ............................           7,680,000           3,910,000
     Latin America .....................                --               503,000
                                                 -----------         -----------
Total revenues .........................         $33,399,000         $27,019,000
                                                 -----------         -----------
Fixed assets, net of
accumulated depreciation
     United States .....................           1,211,000           9,545,000
     Mexico ............................           2,988,000           5,523,000
     Latin America .....................           1,145,000           2,088,000
                                                 -----------         -----------
Total fixed assets .....................         $ 5,344,000         $17,156,000
                                                 -----------         -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such statements include, but are not limited to, statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q as to the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its sales force, expand its customer base and enter international markets. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Furthermore, such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission (the "Commission"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company.

   Management wishes to caution the reader that the forward-looking statements referred to above and contained in this Quarterly Report on Form 10-Q regarding matters that are not historical facts involve and are based on numerous assumptions and predictions about future conditions that could prove not to be accurate. No assurance can be given that the future results will be achieved; actual events, transactions or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the effectiveness of management's strategies and decisions, changes in business conditions, changes in the telecommunications industry and the general economy, competition, changes in service offerings and risks associated with the Company's limited operating history, entry into developing markets, managing rapid growth, international operations, dependence on effective information systems, ability to consummate acquisitions or enter into joint ventures with companies on terms acceptable to the Company and development of its network, as well as regulatory developments any of which could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Statements with respect to acquisitions and continued trends are forward-looking and involve risks and uncertainties. Furthermore, the Company has significant operations in Mexico, subjecting the Company to certain political and commercial risk. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                     OUTLOOK

   The quarter ended March 31, 1999 furthered the Company's objectives of moving closer to the customer and enhancing its facilities. Management has been focusing on the expansion of its retail prepaid calling card brand, TELEFIESTA(R), as the wholesale long distance business has come under increasing competitive pressure and contracting margins. As pricing pressures have affected the international long distance revenues, management has elected to dedicate its network assets to supporting its retail business due to management's belief that the retail business has greater long term value. Consequently, management was not willing to accept wholesale minutes at a loss for the sake of revenues. Total cards shipped in the first quarter of 1999 were 3.1 million as compared to
2.5 million in the first quarter of 1998, or a 23% increase. The Company also has been placing greater emphasis on higher margin, recurring revenue business in its value-added services business in Mexico.

   REVENUES. In the first quarter of 1999, the Company's revenue mix changed with the retail international long distance constituting a greater percentage of the Company's international long distance revenues and overall revenues. The Company expects that retail international long distance, principally through prepaid calling cards sold in the U.S. and ultimately in Mexico, will contribute an increasing proportion of its revenues.

   The Company provides value-added and systems integration services to private and public sector customers in Mexico. Revenues are derived from providing value-added services and the sale of equipment. Overall revenues from this business declined from the first quarter of 1998 to the first quarter of 1999 but gross margin percentage improved from 30% to 37%. The revenues in this line of business are subject to economic conditions in Mexico. Revenues in the first quarter 1999 have softened as a result of weakening economic conditions in Mexico and due to the Company's decision to eliminate sales of low margin equipment sales to certain distributors and increase efforts on higher margin, value-added services.

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

   GROSS PROFIT. The Company experienced pressure on its international long distance business gross profit percentage and contribution, particularly in its wholesale business, but experienced an improvement in the gross margin percentage in its Mexican value-added services business. The Company has not been able to reduce its termination costs as quickly as prices have declined in the international long distance business and has relied partially on certain lower margin outsourcing arrangements to support its prepaid calling cards. The Company expects that it will be able to lower costs in its international long distance business as it moves more traffic onto its own prepaid switching platforms and ultimately upon the completion of its own long distance network in Mexico. The Company's focus on higher margin business in Mexico is expected to improve the gross profit percentage for the value added services business in Mexico.

   OPERATING EXPENSES. With the selection of Lucent Technologies, Inc. to engineer, furnish and install the Company's long distance network in Mexico, the Company is moving into a period of significant investment in facilities and human resources. As a result, the Company expects operating expenses to continue to increase.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

   REVENUES decreased from $33,399,000 in 1998 to $27,019,000 in 1999. This decrease of $6,380,000, or 19.1%, was due principally to the weakened economic conditions in Mexico, the Company's decision to reduce sales to distributors of low margin equipment in Mexico and a decline in the Company's international long distance revenues. These declines were offset by an increase in revenues from the Company's outsourcing contracts in Mexico and the incremental sales of the Company's INTERLINK subsidiary, which was acquired in May 1998. As a result, value-added services revenues in Mexico decreased $3,770,000 from $7,680,000 in 1998 to $3,910,000 in 1999. Wholesale international long distance revenues decreased $3,187,000 from $7,581,000 in 1998 to $4,394,000 in 1999. Retail international long distance revenues decreased $1,324,000 from $18,138,000 in 1998 to $16,814,000 in 1999. These decreases in revenues were offset by INTERLINK's revenues of $1,901,000. The comparison of retail international long distance revenues is adversely affected by the accounting treatment which was accorded the recognition of prepaid calling card revenues during the first quarter of 1998. Due to the commercial means by which the Company was selling its prepaid calling cards, revenues were recognized at the time of shipment as opposed to when the card is used as is the case for revenues recognized during the first quarter of 1999. In terms of shipments of cards, the Company experienced an increase of 23%.

   COST OF REVENUES decreased from $28,334,000 in 1998 to $24,104,000 in 1999, or $4,230,000. The 14.9% decrease in cost of revenues was due principally to the incremental decrease of revenues offset by the increased costs associated with the international long distance services. This decrease in cost of revenues was also offset by the incremental cost of revenues associated with the acquisition of INTERLINK. The cost of revenues as a percentage of revenues increased from 84.8% to 89.2%, or 4.4%, due principally to the higher cost of revenues as a percentage of revenues associated with the Company's international long distance services. This increase was offset partially by the decrease in cost of revenues as a percentage of revenues associated with the value added services business in Mexico.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $2,277,000 in 1998 to $4,222,000 in 1999, or $1,945,000. The 85.4% increase in
SG&A was due to the incremental SG&A related to the acquisition of INTERLINK, the overhead necessary to support the growth in the Company's call center operations, increased staffing at existing operations to meet the additional resource requirements associated with these operations and the increased staffing associated with the Mexican network build out.

   Overall SG&A as a percentage of revenues increased from 6.8% to 15.6%, or 8.8%, due to the factors stated above.

   DEPRECIATION AND AMORTIZATION increased from $569,000 in 1998 to $1,378,000 in 1999, or $809,000. This increase is due to an increase in goodwill amortization associated with the acquisitions of Telereunion, MSN and INTERLINK. In addition, depreciation increased as a result of the Company's continuing expansion of its communications network, which includes purchases of switches and other telecommunications equipment and facilities. The Company expects depreciation expense to increase as it continues to expand its telecommunications network.

   INTEREST INCOME (EXPENSE), NET increased from ($56,000) in 1998 to ($881,000) in 1999, or ($825,000). This increase was mainly due to an increase in the Company's level of borrowings, including notes issued in connection with the Integracion and MSN acquisitions, and the Deere Park Convertible Debentures and Gordon Brothers Convertible Debentures issued in connection with the INTERLINK acquisition.

   The Gordon Brothers Convertible Debentures provide for an "exit fee" which was paid at the time of the repayment of the Gordon Brothers Convertible Debentures in May 1999. The Company paid an "exit fee" of $1.1 million of which $470,000 was accrued during the three months ended March 31, 1999. In addition, the Company repaid $1.0 million of the Deere Park Convertible Subordinated Debentures in May 1999. The Company paid an "exit fee" of $120,000 of which $90,000 was accrued during the three months ended March 31, 1999.

   OTHER INCOME (EXPENSE) increased from $(74,000) in 1998 to $(274,000) in 1999, or $(200,000). The Company recognized a foreign exchange loss of $60,000 in the first quarter of 1999 as compared to a foreign exchange gain of $122,000 in the first quarter of 1998.

   INCOME TAX BENEFIT (EXPENSE) changed from an income tax expense of $(963,000) in 1998 to an income tax benefit of $976,000 in 1999. The Company's overall effective tax benefit for the three months ended March 31, 1999, was 25% which reflect the tax benefits recognized on the losses realized offset by permanent items, the most significant of which is the non deductible nature of goodwill amortization.

   NET INCOME (LOSS). The Company experienced net income of $1,114,000 in 1998 as compared to a net loss of $(2,864,000) in 1999 due to a combination of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by (used in) operating activities was $626,000 and $(1,423,000) for the three months ended March 31, 1998 and March 31, 1999, respectively. The decrease in net cash provided by operations in 1999 as compared to 1998 was due primarily to decreased revenues and the resulting decreased gross profits and earnings before depreciation and amortization. In addition, the Company's working capital position was impacted by increases in inventory and other assets and a decrease in accounts payable, offset by a decrease in accounts receivable.

   Net cash used in investing activities was $(5,967,000) and $(3,250,000) for the three months ended March 31, 1998 and March 31, 1999, respectively. For the three months ended March 31, 1998, the Company expended approximately $3.6 million on purchases of, or deposits on, property and equipment as part of the Company's network expansion strategy. In addition, the Company acquired MSN for $2.3 million, net of cash acquired. For the three months ended March 31, 1999, the Company expended approximately $3.3 million on purchases of property and equipment as part of the Company's network expansion strategy.

   Net cash provided by (used in) financing activities was $3,489,000 and $1,144,000 for the three months ended March 31, 1998 and March 31, 1999, respectively. During the three months ended March 31, 1999, the Company realized approximately $1.9 million (net of commissions) from the sale of Common Stock. The Company also made payments of $494,000 on its notes payable and $288,000 on the line of credit.

   As of March 31, 1999, the Company had cash and cash equivalents of $6,102,000 and negative working capital of $10,642,000.

   In the fourth quarter of 1998, the Company signed a financing arrangement with a finance company, which provides for funding of equipment purchases of up to $6.0 million through May 1999. The financing is structured as loans maturing three years from funding at interest rates 550 basis points above the Federal Reserve Treasury Constant Maturity Rate. The Company has drawn approximately $2.0 million in the first quarter of 1999 under this facility.

   On January 11, 1999, the Company signed a financing arrangement with a finance company, which provides for funding of equipment purchases of up to $7.0 million dollars through December 31, 1999. The financing is structured as loans maturing four years from funding at interest rates 500 basis points above the 5 year Federal Reserve Treasury Constant Maturity Rate. The Company has drawn approximately $4.5 million under this facility through May 14, 1999, of which $2.5 million resulted in refinancing equipment which was previously financed through an operating lease.

   In the fourth quarter of 1998, the Company entered into a stock purchase agreement with third parties (the "Stock Purchase Commitment"), which allows the Company to sell at the Company's option (subject to certain conditions precedent), up to $5.0 million of the Company's Common Stock. The sale price of the Common Stock is equal to the average of the previous 5 days closing prices less a 20% discount. The Company sold 250,000 shares of Common Stock realizing approximately $1.3 million (net commissions) in the fourth quarter of 1998. These shares were sold on December 18, 1998, and may not be re-sold by the purchasers for nine months from such date. In the first quarter of 1999, the Company sold an additional 296,296 shares of Common Stock, realizing approximately $1.9 million (net of commissions). These shares were sold on March 15, 1999, and may not be re-sold by the purchasers until July 31, 1999. The Company has $1.5 million available under the Stock Purchase Commitment, which expires in June 1999.

   The Company has selected Lucent to engineer, furnish and install the Mexican Network. In addition, the Company received a commitment from Lucent to provide the Company with up to $40 million of long term financing, which includes $34 million towards the purchase of Lucent products and services (including construction of the Mexican Network) and $6 million for repayment of the Company's current debt obligations.

   On May 7, 1999, the Company issued $6,850,000 in Senior Notes maturing in May 2000. E. Scott Crist, CEO of the Company, is a holder of $1.0 million of the Senior Notes. The Senior Notes are subject to optional prepayment provisions allowing the Company to prepay a portion or all of the outstanding principal amount without premium or penalty. The Senior Notes bear interest at 8% from May through November 7, 1999. Thereafter, the interest rate increases by 1 percent for each month after November 7, 1999. The Company also issued to the holders of the Senior Notes a total of 256,247 warrants with an exercise price of $6.68 per share and a term of three years. In the event that the Senior Notes are not paid by November 7, 1999, then the holders will be issued an additional 256,247 warrants. The proceeds from the Senior Bridge Notes were utilized to repay the entire principal amount of the Gordon Brothers Convertible Debentures plus $1.1 million in exit fees.

   In May 1999, the Company also repaid $1.0 million of the Deere Park Convertible Subordinated Debentures. In connection therewith, the Company paid an exit fee of $120,000. In addition, Deere Park agreed to extend the fixed conversion price of $15 per share on the debentures until June 11, 1999.

   The Company's debt at March 31, 1999 totaled $14.0 million resulting in a debt to equity ratio of 41% as compared to $13.1 million and 38%, respectively, as of December 31, 1998 and $3.2 million and 14%, respectively, as of December 31, 1997. The new commitment from Lucent will result in long term financing arrangements, which will significantly increase the Company's leverage. The Company will need to generate substantial cash flow from operations to satisfy its principal and interest obligations under these financing arrangements. If the Company does not generate the cash flow from operations to meet its principal and interest obligations under these financing arrangements, then the Company's business and results of operations could be materially adversely affected.

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

   In the first quarter of 1999, the Company incurred losses and had negative cash flow from operations. The Company intends to finance its growth, principal and interest obligations under existing debt obligations, and additional capital investments required for its planned facility expansion through cash flow from operations, vendor financing and the sale of debt or equity securities (or a combination of both). There can be no assurance that the Company will be able to generate cash from operations to fund its operations or to fund its capital expenditures or that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. If necessary funds are not available, the Company's business and results of operations and the future expansion of its business could be materially adversely affected.

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

   SOP 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES," requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The adoption of SOP 98-5 did not have a material effect on its financial statements.

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

   The Company does not currently hedge against the risk of foreign exchange rate fluctuations. See further discussion in Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

                                 YEAR 2000 PLANS

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

STATE OF READINESS

   The Company has initiated a comprehensive program to identify, evaluate and address issues associated with the ability of its information and non-information technology systems (collectively, "Systems") to properly recognize the Year 2000 (the "Year 2000 Readiness Program") in order to avoid interruption of the operation of these Systems and a material adverse effect on the Company's business, financial position and results of operation as a result of the century change. The Company has empowered a "Y2K Committee" to manage the

Year 2000 Readiness Program. The Y2K Committee shall also review the Year 2000 compliance efforts of the Company's key vendors and customers and shall regularly report to and be controlled by the Board of Directors.

   Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to September 1, 1999. The Company intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 Readiness Program. An integral part of the Company's non-information technology systems, its telecommunications switches, however, may not currently be Year 2000 compliant. The respective vendors of The Company's switches are in the process of reviewing their switches for Year 2000 readiness. However, there can be no assurance that such switches are Year 2000 compliant and that The Company will not experience switch related problems in Year 2000. In addition to other reasons, the production of accurate and timely customer invoices depends upon the generation of accurate and timely underlying data by The Company's switches. The Company does not believe that its other non-information technology systems will be affected by the Year 2000, but will not know definitively until The Company tests and evaluates such equipment during the first half of 1999. The Company believes that all Year 2000 compliance initial testing and any necessary conversions will be completed by July 1999.

   The Company's computer systems interface with the computers and technology of many different domestic and international telecommunications companies on a daily basis. If one of these telecommunication companies should fail or suffer an adverse effect from a Year 2000 problem, the Company's customers could experience impairment of services. The Company considers the Year 2000 readiness of its international customers and vendors of particular importance given the general concern that the computer systems abroad may not be as prepared as those in domestic operations to handle the century change. As part of its Year 2000 Readiness Program, The Company intends to contact its key vendors and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. COSTS

   The Company has not incurred any costs to date to reprogram, replace and test its Systems for Year 2000 compliance. The Company believes that the costs associated with its Year 2000 compliance efforts will be incurred during 1999. The Company is still estimating the costs of the efforts but doesn't expect that these costs will be significant over the life of the project; though such expenditures may increase materially following testing of non-information technology systems and evaluation of the Year 2000 compliance status of integral third party vendors and customers. Costs incurred in connection with The Company's Year 2000 compliance efforts will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with generally accepted accounting principals.

   The Company currently anticipates that its Systems will be Year 2000 compliant before January 1, 2000, though no assurances can be given that The Company's compliance testing will not detect unanticipated Year 2000 compliance problems that prevent such Year 2000 compliance. Furthermore, a system failure by any of The Company's significant customers or vendors could have a material adverse effect on The Company's operations. Because The Company does not yet know the Year 2000 compliance status of integral third parties, it is currently unable to assess the likelihood or the risk to The Company of third party system failures.

RISKS

   The Company believes that a disruption in the operation of its networks, billing system and financial and accounting systems and/or an inability to access interconnections with other telecommunications carriers, are the major risks associated with the inability of its Systems to process Year 2000 data correctly. The failure of The Company to correct a material Year 2000 problem could cause an interruption or failure of certain of the Company's normal business functions or operations and could have a material adverse effect on the Company's business, financial position and results of operations. In addition, there could also be a material adverse effect on the Company's business, financial position and results of operations if the systems of other companies on whose services the Company depends, or with whom the Company's Systems interface, are not Year 2000 compliant.

   Based upon risk assessment work conducted thus far, the Company believes that the most reasonably likely worst case scenario of the failure by the Company, or any integral third party, to resolve Year 2000 issues would be an inability by the Company (i) to provide telecommunications services to the Company's customers, (ii) to route and deliver telephone calls originating from or terminating with other telecommunications carriers for an indeterminable period of time and (iii) to timely and accurately bill customers. Such worst case scenario could have a material adverse affect on The Company's business, results of operations and liquidity. These failures could also result in a loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with Year 2000 litigation, stabilization of operations and executing mitigation and contingency plans. While the Company believes that it is taking appropriate measures to mitigate these risks, there can be no assurance that such measures will be successful.

CONTINGENCY PLAN

   At this time, The Company does not have a contingency plan. The Company intends to develop contingency plans to handle Year 2000 system failures experienced by its Systems and to handle any necessary interactions with the computers and technology of any integral non-complying third party. This plan is expected to be completed by September 1, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is subject to financial market risks, including interest rate risk and foreign currency exchange risk. During the first quarter of 1999, there were no material changes in financial market risks except for the changes in the Mexican peso exchange rate to the U.S. dollar as described below.

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

   In the satellite teleport services business segment, the Company generally collects its revenues in U.S. dollars and pays for its costs to provide these services in U.S. dollars

   In the international long distance business segment, the Company sells it services to customers in the U.S. and thus its revenues are collected in U.S. dollars. The Company's costs of providing these services are paid to vendors both in the U.S. and in Mexico or other Latin American countries. A significant portion of its costs to provide these services are structured under operating agreements with carriers in Mexico under which the costs historically have been settled in pesos. The Company has entered into new, additional agreements with carriers in Mexico which will provide it with additional termination capacity in Mexico in 1999. These new arrangements provide for settlement in U.S. dollars. In periods in which the peso devaluates, this results in a cost reduction to the Company as it generally extends short credit terms to its customers and has received extended credit terms from its vendors. In periods when the peso appreciates, this results in a cost increase to the Company. Over the last several years, the peso has experienced devaluations in the exchange rates to the U.S. dollar. In the first quarter of 1999, the peso exchange rate strengthened from over 10 to 1 to 9.5 to 1 resulting in an increase in the Company's cost. Due to limited credit availability, the Company has not historically hedged its peso costs. In the future as the Company's operations in Mexico increase, the Company's peso denominated transactions may increase causing the Company to enter into hedging activities as credit availability allows.

PART II.    OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

TELSCAPE INTERNATIONAL, INC., TELEREUNION S.A. DE C.V. AND TELEREUNION INTERNATIONAL S.A. V. MASTEC, INC. AND ACIETEL MEXICANA, S.A. DE C.V.

   In May 1999, Telscape International, Inc., Telereunion S.A. de C.V. and Telereunion International S.A. (collectively, the "Company") filed a lawsuit against Mastec, Inc. and Acietel Mexicana, S.A. de C.V. (collectively, the "Defendants"). The Company has filed a complaint for breach of contract, negligent misrepresentation and promissory estoppel arising out of an unconditional commitment letter executed by the Defendants pursuant to which the Defendants committed to provide the Plaintiffs with financing in the amount of $17.5 million. The Company has prayed for relief to include damages in the amount of no less than $10.0 million plus attorney's fees and costs. The lawsuit is pending in the U.S. District Court for the Southern District of Texas.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. See Index to Exhibits on page 21.

      (b)   Reports on Form 8-K: NONE

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Telscape International, Inc.
                                          (Registrant)


Date: May 15, 1999                        By: /s/ E. SCOTT CRIST
                                          E. Scott Crist
                                          CEO and Principal Executive Officer



Date: May 15, 1999                        By: /s/ TODD M. BINET
                                          Todd M. Binet
                                          President, CFO
                                          Principal Financial Officer


Date: May 15, 1999                        By: /s/ JESSE MORRIS
                                          Jesse Morris
                                          Vice President of Finance, Controller
                                          Principal Accounting Officer

                                INDEX OF EXHIBITS

EXHIBIT NO.                       DESCRIPTION

  1.1       -     Form of Underwriting Agreement between the Company, BT Alex.
                  Brown Incorporated and Lehman Brother Inc. (Incorporated herein by reference to Exhibit 1.1 to the Company's
                  Registration Statement No. 333-60271)

  3.1       -     Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)

  3.2       -     Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  3.3       -     Articles of Incorporation of Polish Microwave, Inc. (filed as
                  Exhibit 3.3 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)

  3.4       -     Bylaws of Polish Microwave, Inc. (filed as Exhibit 3.4 to the
                  Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  3.5       -     Contract of Limited Liability Company of DTS/ZWUT (filed as
                  Exhibit 3.5 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)

  4.1       -     Form of Certificate evidencing Common Stock (filed as Exhibit
                  4.1 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  4.2       -     Form of Warrant Agreement between American Stock Transfer &
                  Trust Company and the Company (filed as Exhibit 4.2 to the
                  Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  4.3       -     Form of Warrant Certificate evidencing the Warrants (filed as
                  Exhibit 4.3 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)

  4.4       -     Form of Statement of the establishment of the Series B
                  non-voting, nonparticipating Preferred Stock (filed as Exhibit
                  4.1 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.1       -     Form of Representative's Warrants (filed as Exhibit 10.8 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

 10.2       -     Warrant Agreement between the Company and S.P. Krishna Murthy
                  (filed as Exhibit 10.13 to the Company's Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

 10.3       -     Form of Series A Common Stock Warrant (filed as Exhibit 10.4 to the Company's Report on Form 10-QSB for the quarter ended
                  March 31, 1996 and incorporated herein by reference)

 10.4       -     Form of Series B Common Stock Warrant (filed as Exhibit 10.5 to the Company's Report on Form 10-QSB for the quarter ended
                  March 31, 1996 and incorporated herein by reference)

 10.5       -     Form of Employment Agreement for Manuel Landa, Ricardo Orea
                  Gudino and Oscar Garcia Mora (filed as Exhibit 10.6 to the
                  Company's Report on Form 10-QSB for the quarter ended March
                  31, 1996 and incorporated herein by reference)

 10.6       -     Form of Non-Qualified Stock Option Certificate and Agreement,
                  as amended, for Manuel Landa, Ricardo Orea Gudino and Oscar
                  Garcia Mora (filed as Exhibit 10.7 to the Company's Report on
                  Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.7       -     Form of Series A Common Stock Warrant dated May 17, 1996
                  between the Company and Manuel Landa, Ricardo Orea Gudino,
                  Oscar Garcia Mora and Christopher Efird (filed as Exhibit 10.1 to the Company's Report on Form 8-K dated June 3, 1996 and incorporated herein by reference)

 10.8       -     Employment Agreement for E. Scott Crist (filed as Exhibit 10.1 to the Company's Report on Form 10-QSB for the quarter ended
                  September 30, 1996 and incorporated herein by reference)

 10.9       -     Employment agreement for Todd Binet (filed as Exhibit 10.29 to the Company's Report on Form 10-KSB for the year ended
                  December 31, 1996 and incorporated herein by reference)

 10.10      -     Form of Promissory Note dated July 1, 1997, between
                  Telereunion and Jose Luis Apan Wong, Raul de la Parra Zavala and Alejandro Apan Wong (filed as Exhibit 10.4 to the
                  Company's Current Report on Form 8-K dated August 5, 1997 and incorporated herein by reference)

 10.11      -     Form of Common Stock Warrant dated July 1, 1997, between the
                  Company and Jose Luis Apan Wong, Raul de la Parra Zavala and
                  Alejandro Apan Wong (filed as Exhibit 10.4 to the Company's
                  Current Report on Form 8-K dated August 5, 1997 and incorporated herein by reference)

 10.12      -     Stock Purchase Agreement dated July 1, 1997, by and among
                  the Company, Telscape USA, Inc., Telereunion and Jose Luis
                  Apan Wong, Raul de la Parra Zavala and Alejandro Apan Wong
                  (filed as Exhibit 10.4 to the Company's Current Report on Form
                  8-K dated August 5, 1997 and incorporated herein by reference)

 10.13      -     Stock Purchase Agreement dated October 1, 1997, by and among
                  Telscape USA, Inc., Telereunion, Inc. and Jose Martin Pena
                  Nunez, Carlos Joaquin De Lara Y Campos, Jorge Pena Nunez,
                  Martha Teresita Martin Del Campo Gutierrez (filed as Exhibit
                  10.1 to the Company's Current Report on Form 8-K dated October
                  15, 1997 and incorporated herein by reference)

 10.14      -     Stock Purchase Agreement dated January 22, 1998, by and among the Company; MSN Communications, Inc.; Stuart Newman and
                  Michael Newman, together with Form of Promissory Note dated
                  January 23, 1998 in the principal amount of $375,000 payable to Stuart Newman attached as Exhibit B-1 and Form of Promissory Note dated January 23, 1998 in the principal amount of $375,000 payable to Michael Newman attached as Exhibit B-2
                  (filed as Exhibit 10.1 to the Company's Current Report on Form
                  8-K dated February 6, 1998 and incorporated herein by reference)

 10.15      -     Stock Purchase Agreement dated May 18, 1998, by and among
                  Telscape International, Inc., California Microwave, Inc. and
                  California Microwave Services Divisions, Inc. together with a
                  Form of Supply Agreement between California Microwave, Inc.
                  and California Microwave Services Division, Inc. as Exhibit B
                  (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 9, 1998)

 10.16      -     Securities Purchase Agreement between Deere Park Capital
                  Management, LLC and Telscape International, Inc. dated as of
                  May 1, 1998; Registration Rights Agreement dated as of May 1,
                  1998 between Telscape International, Inc. and Deere Park
                  Capital Management, LLC; Form of Convertible Debenture for
                  $3,000,000 dated May 1, 1998; Form of Stock Purchase Warrant to Purchase 8,952 shares of Common Stock of Telscape
                  International, Inc. dated May 12, 1998 (all filed as Exhibit
                  4.4 to the Company's Report on Form 10Q for the quarter ended
                  March 31, 1998 and incorporated herein by reference)

 10.17      -     Form of Convertible Debenture in the principal amount of
                  $1,000,000 between Deere Park Capital Management, LLC and
                  Telscape International, Inc. dated as of May 28, 1998 and a form of Stock Purchase Warrant to Purchase 2,427 shares of Common Stock of Telscape International, Inc. dated May 28,
                  1998 (Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 9, 1998)

 10.18      -     Securities Purchase Agreement dated May 29, 1998 by and
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

 10.19      -     Equity Purchase Agreement by and between INTERLINK
                  Communications Holding Co., Inc. and each of Telscape
                  International, Inc., E. Russell Hardy, Stephen Strohman, Monty
                  J. Moore, and Salvador Giblas dated as of May 19, 1998
                  (Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 9, 1998)

 10.20      -     Form of Employment Agreement by and between California
                  Microwave Services Division, Inc. and E. Russell Hardy dated as of May 18, 1998 (Incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated
                  June 9, 1998)

 10.21      -     Form of Employment Agreement by and between California
                  Microwave Services Division, Inc. and Stephen Strohman dated as of May 18, 1998 (Incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated
                  June 9, 1998)

 10.22      -     Form of Employment Agreement by and between California
                  Microwave Services Division, Inc. and Monty J. Moore dated as of May 18, 1998 (Incorporated herein by reference to Exhibit
                  10.8 to the Company's Current Report on Form 8-K dated June 9,
                  1998)

 10.23      -     Form of Consulting Agreement by and between California
                  Microwave Services Division, Inc. and Salvador Giblas dated as of May 18, 1998 (Incorporated herein by reference to Exhibit
                  10.9 to the Company's Current Report on Form 8-K dated June 9,
                  1998)

 10.24      -     Loan Agreement between Telscape USA, Inc. and MSN
                  Communications, Inc. and Southwest Bank of Texas dated May 19,
                  1998 (Incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement No. 333-60271)

 10.25      -     Outside Directors Stock Option Plan of the Polish Telephones
                  and Microwave Corporation (Incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement No.
                  333-60271)

 10.26      -     Form of Financing Agreement by and between the Company and
                  Newbridge Financial Services Networks dated as of December 7,
                  1998 (Incorporated herein by reference to Exhibit 10.26 to the
                  Company's Report on Form 10-K for the year ended December 31,
                  1998)

 10.27      -     Form of Financing Agreement by and between the Company and
                  NTFC Capital Corporation dated as of January 11, 1999
                  (Incorporated herein by reference to Exhibit 10.27 to the
                  Company's Report on Form 10-K for the year ended December 31,
                  1998)

 10.28      -     Form of Securities Purchase Agreement by and between the
                  Company and Kendu Partners and MDNH Partners, L.P. dated as of
                  December 18, 1998, and Exhibit B to this agreement
                  representing the Form of Registration Rights Agreement
                  (Incorporated herein by reference to Exhibit 10.28 to the
                  Company's Report on Form 10-K for the year ended December 31,
                  1998)

*10.29      -     Form of Securities Purchase Agreement by and between Telscape
                  International, Inc., INTERLINK Communications, Inc. and
                  Cahill, Warnock, Strategic Partners Fund, L.P. dated as of May
                  5, 1999, Exhibit A representing the form of the Increasing
                  Rate Secured Promissory Note, Exhibit B representing the form of Warrant, and Exhibit C representing the Security Agreement.

*27.1       -     Financial Data Schedule 1999

  ----------------
 * Filed herewith