Form 10-Q
period 1999-06-30
TELSCAPE INTERNATIONAL INC
filed 1999-08-16
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

      [X] Quarterly report under to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                                 Yes [X] No [ ]


7,002,458 shares of Registrant's common stock ($.001 Par Value) were outstanding as of August 12, 1999.

                          Telscape International, Inc.
                                Table of Contents
                                    Form 10-Q
                                  June 30, 1999


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
             As of December 31, 1998 and June 30, 1999 (unaudited) .........  1

             Unaudited Condensed Consolidated Statements of Operations -
             Three Months and Six Months Ended June 30, 1998 and 1999 ......  2

             Unaudited Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1998 and 1999 .......................  3

             Notes to Unaudited Condensed Consolidated Financial Statements.  5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................. 11


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K .............................. 25

             (a)  Exhibits .................................................

             (b)  Reports on Form 8-K ......................................

     Signatures ............................................................ 26

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       DECEMBER 31,       JUNE 30,
                                                                           1998             1999
                                                                       ------------     ------------
                                                                                         (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .......................................    $  9,631,000     $  5,044,000
  Accounts receivable, less allowance for doubtful
    accounts of $275,000 and $425,000 (unaudited), respectively ...      14,387,000       14,741,000
  Inventories .....................................................       4,581,000        4,534,000
  Prepaid expenses and other ......................................       3,519,000        5,796,000
  Deferred income taxes ...........................................         628,000          571,000
                                                                       ------------     ------------
      Total current assets ........................................      32,746,000       30,686,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation ...........      14,576,000       20,585,000

GOODWILL AND OTHER INTANGIBLES, net of accumulated amortization ...      31,416,000       30,221,000

OTHER ASSETS ......................................................       1,593,000        3,117,000
                                                                       ------------     ------------
              Total assets ........................................    $ 80,331,000     $ 84,609,000
                                                                       ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ................................................    $ 22,090,000     $ 19,737,000
  Accrued expenses ................................................      10,182,000       10,729,000
  Current portion of notes payable and capital lease obligations ..       2,714,000       10,544,000
  Convertible debentures ..........................................       4,996,000             --
                                                                       ------------     ------------

      Total current liabilities ...................................      39,982,000       41,010,000

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net of current portion       1,488,000        8,647,000

CONVERTIBLE SUBORDINATED DEBENTURES ...............................       3,935,000        1,394,000

MINORITY INTERESTS ................................................            --               --

COMMITMENTS AND CONTINGENCIES .....................................            --               --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized; without defined preference rights .................            --               --
  Series A preferred stock, $.001 par value, 1,000,000
    shares authorized .............................................            --               --
  Common stock, $.001 par value, 25,000,000 shares authorized;
    6,048,909 and 6,802,811 issued, respectively ..................           6,000            7,000
  Additional paid-in capital ......................................      39,398,000       44,146,000
  Accumulated deficit .............................................      (3,881,000)      (9,823,000)
  Treasury stock ..................................................        (480,000)        (480,000)
  Capital subscriptions receivable ................................        (117,000)        (292,000)
                                                                       ------------     ------------
              Total stockholders' equity ..........................      34,926,000       33,558,000
                                                                       ------------     ------------
              Total liabilities and stockholders' equity ..........    $ 80,331,000     $ 84,609,000
                                                                       ============     ============

   The accompanying notes are an integral part of these financial statements.

                TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              JUNE 30,                          JUNE 30,
                                                                 ------------------------------      ------------------------------
                                                                    1998               1999              1998               1999
                                                                 ------------      ------------      ------------      ------------
REVENUES ...................................................     $ 32,378,000      $ 29,709,000      $ 65,777,000      $ 56,728,000
COST OF REVENUES ...........................................       28,598,000        25,155,000        57,056,000        49,259,000
                                                                 ------------      ------------      ------------      ------------
GROSS PROFIT ...............................................        3,780,000         4,554,000         8,721,000         7,469,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...............        3,552,000         5,166,000         5,705,000         9,388,000
                                                                 ------------      ------------      ------------      ------------
OPERATING INCOME (LOSS) BEFORE DEPRECIATION AND
   AMORTIZATION ............................................          228,000          (612,000)        3,016,000        (1,919,000)
DEPRECIATION AND AMORTIZATION ..............................          689,000         1,659,000         1,258,000         3,037,000
                                                                 ------------      ------------      ------------      ------------
OPERATING INCOME (LOSS) ....................................         (461,000)       (2,271,000)        1,758,000        (4,956,000)

OTHER INCOME (EXPENSE):
  Interest income ..........................................           54,000            51,000            91,000           122,000

  Interest expense and amortization of deferred costs ......         (248,000)       (1,835,000)         (342,000)       (2,787,000)
  Foreign exchange loss ....................................          (65,000)          (45,000)         (187,000)         (105,000)
  Other, net ...............................................           48,000          (253,000)           96,000          (467,000)
                                                                 ------------      ------------      ------------      ------------
           Total other expense, net ........................         (211,000)       (2,082,000)         (342,000)       (3,237,000)
                                                                 ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTERESTS ......................................         (672,000)       (4,353,000)        1,416,000        (8,193,000)
INCOME TAX BENEFIT (EXPENSE) ...............................           68,000         1,275,000          (895,000)        2,251,000
                                                                 ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE MINORITY INTERESTS ....................         (604,000)       (3,078,000)          521,000        (5,942,000)
MINORITY INTERESTS IN SUBSIDIARIES .........................          (18,000)             --             (29,000)             --
                                                                 ============      ============      ============      ============
NET INCOME (LOSS) ..........................................     $   (622,000)     $ (3,078,000)     $    492,000      $ (5,942,000)
                                                                 ============      ============      ============      ============

EARNINGS (LOSS) PER SHARE:
  Basic ....................................................     $      (0.13)     $      (0.47)     $       0.11      $      (0.93)
  Diluted (1) ..............................................            $ n/a               n/a      $       0.06             $ n/a

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ....................................................        4,692,984         6,568,848         4,534,568         6,370,975
  Diluted(1) ...............................................              n/a               n/a         7,778,072               n/a

(1) Inclusion of additional shares under a diluted analysis for the three months ended June 30, 1998 and June 30, 1999 and the six months ended June 30, 1999 is inappropriate due to the anti-dilutive effect.


   The accompanying notes are an integral part of these financial statements.

                TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                    ------------------------------
                                                                        1998              1999
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...........................................     $    492,000      $ (5,942,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Provision for doubtful accounts .............................          556,000           150,000
  Depreciation and amortization ...............................        1,258,000         3,037,000
  Interest accrued on non-interest bearing notes payable
    and amortization of debt offering costs ...................          142,000           467,000
  Charges incurred on refinancing of operating lease ..........             --             327,000
  Expenses incurred related to warrants issued to third parties             --              72,000
  Deferred income taxes .......................................          422,000        (1,501,000)
  Minority interest in subsidiaries' income (loss) ............           29,000              --
  Equity in income from unconsolidated subsidiary .............           49,000            67,000
  Changes in assets and liabilities:
    Accounts receivable .......................................       (4,957,000)         (504,000)
    Inventories ...............................................        1,292,000            47,000
    Prepaid and other assets ..................................       (3,210,000)       (1,890,000)
    Accounts payable ..........................................        4,007,000         2,353,000
    Accrued expenses ..........................................          361,000           547,000
                                                                    ------------      ------------
Net cash provided by (used in) operating activities ...........          441,000        (2,770,000)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .........................       (5,696,000)       (5,089,000)
  Acquisition of MSN, net of cash acquired ....................       (2,325,000)             --
  Acquisition of INTERLINK, net of cash acquired ..............       (8,250,000)             --
                                                                    ------------      ------------
Net cash used in investing activities .........................      (16,271,000)       (5,089,000)
                                                                    ============      ============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations .......................          (46,000)          (88,000)
  Payments on notes payable ...................................         (444,000)       (1,134,000)
  Purchase of treasury shares .................................         (332,000)             --
  Payments/borrowings on line of credit, net ..................        1,948,000          (688,000)
  Proceeds from exercise of options and warrants ..............        4,909,000           358,000
  Proceeds from sales of common stock .........................             --           1,974,000
  Payments on convertible debt ................................             --          (6,000,000)
  Proceeds from bridge loans ..................................             --           8,850,000
  Proceeds from issuance of convertible debt ..................       10,000,000              --
                                                                    ------------      ------------
Net cash provided by financing activities .....................       16,035,000         3,272,000
                                                                    ------------      ------------

Net increase (decrease) in cash and cash equivalents ..........          205,000        (4,587,000)
                                                                    ------------      ------------
Cash and cash equivalents at beginning of period ..............        4,734,000         9,631,000
                                                                    ------------      ------------
Cash and cash equivalents at end of period ....................     $  4,939,000      $  5,044,000
                                                                    ============      ============

  The accompanying notes are an integral part of these financial statements.

                TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          SIX MONTHS ENDED JUNE 30,
                                                          -------------------------
                                                              1998          1999
                                                           ----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid .......................................    $  105,000    $1,841,000
  Income taxes paid ...................................       600,000       506,000

NON-CASH TRANSACTIONS:
  Issuance of common stock and promissory notes in
    connection with acquisition of MSN:
      Promissory Notes ................................       672,000          --
      Common Stock ....................................       880,000          --


  Issuance of warrants in connection with financings
    and to other third parties ........................       537,000       658,000

 Issuance of common stock in connection with conversion
   of convertible debentures ..........................          --       1,584,000

 Financing of equipment purchased through notes payable          --       5,081,000

  Refinancing of operating lease ......................          --       2,554,000


  The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - FINANCIAL STATEMENTS

   The accompanying unaudited condensed consolidated financial statements include the accounts of Telscape International, Inc. and its subsidiaries (collectively, the "Company"). The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 1998 and June 30, 1999 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

   The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that pay in U.S. dollars. In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. Nevertheless, significant adverse effects from any downturns in the Mexican economy could result in an adverse effect on the Company's operations. The Company also has a significant amount of its payables denominated in pesos, which exposes the Company to exchange rate risk. During the first six months of 1999, the peso exchange rate to the U.S. dollar strengthened, resulting in the Company incurring higher costs in its international long distance segment.

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

NOTE 2 - EARNINGS (LOSS) PER SHARE

   Earnings (loss) per share is calculated as follows:


                                                            FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                ENDED JUNE 30,                 ENDED JUNE 30,
                                                         ---------------------------     --------------------------
                                                             1998           1999            1998           1999
                                                         -----------     -----------     -----------    -----------
BASIC
  Net income (loss) as reported .....................    $  (622,000)    ($3,078,000)    $   492,000    ($5,942,000)

  Weighted average common shares outstanding ........      4,692,984       6,568,848       4,534,568      6,370,975
  Basic earnings (loss) per share ...................    $     (0.13)    $     (0.47)    $      0.11       $(.0.93)

DILUTED
  Net income (loss) as reported .....................    $  (622,000)    ($3,078,000)    $   492,000    ($5,942,000)

  Weighted average common shares outstanding ........      4,692,984       6,568,848       4,534,568      6,370,975
  Weighted average diluted potential common shares
     outstanding ....................................      3,220,768       2,022,462       3,243,504      2,031,111
  Weight average common and dilutive potential common
     shares outstanding .............................      7,913,752       8,591,310       7,778,072      8,402,086
  Diluted earnings (loss) per share .................    $     (0.08)    $     (0.36)    $      0.06    $     (0.70)


   Diluted EPS for the three months ended June 30, 1998 and June 30, 1999 and the six months ended June 30, 1999 was not disclosed on the Unaudited Condensed Consolidated Statement of Operations as the effect is anti-dilutive. Certain performance based warrants issued in connection with the Company's acquisitions vested upon the achievement of certain operating performance measures. In accordance with SFAS 128, these contingently issuable shares were included in the calculation of diluted EPS when all the necessary conditions were met. If all the necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares that would have been issued if the reporting period was the end of the contingency period are included in the calculation as if those shares were issued at the beginning of that period. For year-to-date calculations, contingent shares are weighted for the interim periods in which they are included in the computation of diluted EPS. At June 30, 1998 and 1999, there were 500,000 and 0 performance based warrants, respectively, which had not vested which were not included in the calculation of diluted EPS. Additionally, for purposes of the diluted EPS calculations for the three and six months ended June 30, 1999, there were 1,166,730 and 1,117,551 options and warrants outstanding, respectively, which were not included in the calculation of diluted EPS as their exercise prices were greater than the average market price of the Company's common stock during the period and inclusion of these securities in the calculation would result in an anti-dilutive effect.

NOTE 3 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

   The Company's notes payable and capital lease obligations consist of the following:

                                                                     DECEMBER 31,      JUNE 30,
                                                                         1998            1999
                                                                   ---------------   -------------
Deere Park Convertible Subordinated Debentures, bearing
interest at 8%, unamortized discount of $65,000 and
$ 22,000, respectively, convertible into Common Stock,
maturing three years from closing ...............................     $ 3,935,000     $ 1,394,000


Gordon Brothers Convertible Debentures, bearing interest
at 8%, unamortized discount of $4,000 and $0, respectively,
convertible into Common Stock, maturing on May 29, 1999,
secured by substantially all assets of Interlink
Communications, Inc. and stock of Telereunion, Inc.,
repaid in May of 1999 ...........................................       4,996,000            --


Non-interest bearing promissory notes, imputed interest
at 10%, unamortized discount of $228,000 and $185,000,
respectively, issued in connection with Integracion
acquisition, maturing at various dates through January 1, 2001 ..       1,713,000       1,270,000


Promissory note issued to repurchase common stock,
payable in six semi-annual installments through May 20, 2000,
and bearing interest at 6% , secured by common shares repurchased         150,000         100,000


Capital lease obligation payable in monthly installments
of $5,413 including principal and interest, maturing
June 30, 2002, secured by equipment .............................         177,000         157,000

Capital lease obligation payable in monthly installments
of $867 including principal and interest maturing
December 1, 2003, secured by furniture ..........................          44,000          40,000

Capital lease obligation payable in monthly installments
of $6,065 including principal and interest, maturing
April 1, 2003, secured by equipment .............................            --           234,000

Capital lease obligation payable in monthly installments
of $913 including principal and interest, maturing
September 24, 2001 ..............................................            --            20,000


Non-interest bearing promissory note, imputed interest
at 10%, unamortized discount of $49,000 and $0, respectively, issued in connection with MSN acquisition, remaining amount
due paid in full on June 17, 1999 ...............................         430,000            --

Revolving credit facility maturing July 31, 1999 bearing
interest at prime plus 1%, secured by accounts receivable .......       1,688,000       1,000,000

Promissory note, interest at 10.62%, payable in 36 equal
monthly installments of $52,234 including principal and
interest, maturing April 1, 2002, secured by equipment ..........            --         1,489,000

Promissory note, interest at 10.93%, payable in 36 equal
monthly installments of $14,700 including principal and
interest, maturing June 1, 2002, secured by equipment ...........            --           449,000

Promissory note, interest and payment terms described
below, maturing January 1, 2005, secured by equipment ...........            --         4,463,000

Promissory note, interest and payment terms described
below, maturing January 1, 2005, secured by equipment ...........            --         1,119,000

Senior notes, interest at 8%, maturing May 6, 2000 ..............            --         6,850,000

$2.0 million Senior notes, interest at 8%, maturing June 17, 2000            --         2,000,000
                                                                      -----------     -----------

Total notes payable and capital leases ..........................      13,133,000      20,585,000

Current portion .................................................       7,710,000      10,544,000
                                                                      -----------     -----------

Long term portion ...............................................     $ 5,423,000     $10,041,000
                                                                      ===========     ===========

   The annual maturity of the debt indicated above for the five years following June 30, 1999 are $1,422,000 in 1999, $11,278,000 in 2000, $4,172,000 in 2001,
$1,447,000 in 2002 and 2,266,000 in 2003 and following.

   On January 11, 1999, the Company signed a financing arrangement with a finance company which provides for funding of equipment purchases of up to $7.0 million through December 31, 1999. The financing is structured as loans maturing January 1, 2005. The loans provide for payments of interest only through January 1, 2000. Thereafter, payments of principal and interest are due quarterly. Interest is calculated on available basis during the interest only period at 425 basis points above the 90 day commercial paper rate. Interest thereafter is calculated at 500 basis points above the five year Federal Reserve Treasury Constant Maturity Rate. The Company has drawn approximately $5.6 million under this facility through August 15, 1999, of which $2.5 million resulted in refinancing equipment which was previously financed through an operating lease.

   The Company has selected Lucent Technologies, Inc. ("Lucent") to engineer, furnish and install the Mexican Network. In addition, the Company is currently negotiating definitive loan documentation with Lucent. Upon execution, Lucent will provide the Company with up to $40 million of long term financing, which includes $34 million towards the purchase of Lucent products and services (including construction of the Mexican Network) and $6 million for repayment of the Company's current obligations (the "Lucent Facility). The Company will incur commissions, commitment fees and other costs in connection with this facility.

   In July 1999, the Company received a bridge loan of $3.0 million from Lucent. The bridge loan is to be repaid upon the funding of the Lucent Facility. In connection therewith, the Company issued to Lucent warrants to purchase an aggregate of 85,000 shares of Common Stock at an exercise price of $8.50 per share. The warrants have a term of three years.

   On May 7, 1999, the Company issued $6,850,000 in Senior Notes (the "Senior Notes") maturing in May 2000. E. Scott Crist, CEO of the Company, is a holder of $1.0 million of the Senior Notes. The Senior Notes are subject to optional prepayment provisions allowing the Company to prepay a portion or all of the outstanding principal amount without premium or penalty. The Senior Notes bear interest at 8% from May through November 6, 1999. Thereafter, the interest rate increases by 1 percent for each month after November 6, 1999. The Company also issued to the holders of the Senior Notes a total of 256,315 warrants with an exercise price of $6.68 per share and a term of three years. In the event that the Senior Notes are not paid by August 30, 1999, then the holders will be issued an additional 256,315 warrants. In the event that the Senior Notes are not paid by February 5, 2000, then the holders will be issued an additional 256,315 warrants in which case the maturity date is extended to August 5, 2000. The proceeds from the Senior Notes were utilized to repay the entire principal amount of the Gordon Brothers Convertible Debentures plus $1.1 million in exit fees. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 53.91%, risk free interest rate of 5% and expected life of 3 months. The resulting cost of approximately $398,000 will be amortized as interest expense over three months.

   In May 1999, the Company also repaid $1.0 million of the Deere Park Convertible Subordinated Debentures. In connection therewith, the Company paid an exit fee of $120,000.

   On June 18, 1999, the Company issued $2,000,000 in Senior Notes (the "$2 Million Senior Notes") maturing in June 2000. The $2 Million Senior Notes are subject to optional prepayment provisions allowing the Company to prepay a portion or all of the outstanding principal amount without premium or penalty. The $2 Million Senior Notes bear interest at 8% from June through December 17, 1999. Thereafter, the interest rate increases by 1 percent for each month after December 17, 1999. The Company also issued to the holders of the $2 Million Senior Notes a total of 62,501 warrants with an exercise price of $8.00 per share and a term of three years. In the event that the $2 Million Senior Notes are not paid by December 18, 1999, then the holders will be issued an additional 62,501 warrants. In the event that the $2 Million Senior Notes are not paid by June 18, 2000, then the holders will be issued an additional 62,501 warrants in which case the maturity date is extended to December 18, 2000. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 53.91%, risk free interest rate of 5% and expected life of 2 months. The resulting cost of approximately $116,000 will be amortized as interest expense over two months.

   In July 1999, the Company's Revolving Credit Facility expired and the Company repaid all amounts outstanding at that time.


NOTE 4 - SEGMENT INFORMATION

   The Company has two reportable segments: international long distance and advanced services. Revenues in the international long distance segment are generated on a retail and wholesale basis. Revenues in the advanced services segment are generated from network solution services, customer relationship management and broadband services and products. The Company provides international long distance services to customers in the United States. Advanced services are provided to customers in the United States, Mexico and Latin America. The Company measures segment profit as earnings before interest, depreciation, amortization of intangibles, other income and taxes (EBITDA).

   Revenues, operating information and identifiable assets by business segment are as follows:


                                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                    -----------------------------     -----------------------------
                                                                        1998             1999            1998              1999
                                                                    ------------     ------------     ------------     ------------
Revenues
     International long distance:
        Retail .................................................    $ 14,289,000     $ 17,857,000     $ 32,427,000     $ 34,672,000
        Wholesale ..............................................       9,221,000        3,345,000       16,802,000        7,739,000
     Advanced services:
        Network solutions ......................................       6,939,000        4,689,000       14,398,000        7,299,000
        Customer relationship management .......................         723,000        1,726,000          944,000        3,026,000
        Broadband services and products ........................       1,206,000        2,092,000        1,206,000        3,992,000
                                                                    ------------     ------------     ------------     ------------
Total revenues .................................................    $ 32,378,000     $ 29,709,000     $ 65,777,000     $ 56,728,000

Operating income (loss) before interest, depreciation
  and amortization
     International long distance ...............................    $    199,000     $   (122,000)    $  2,574,000     $   (136,000)
     Advanced services .........................................         402,000          390,000        1,131,000         (243,000)
     Corporate and other .......................................        (373,000)        (880,000)        (689,000)      (1,540,000)
                                                                    ------------     ------------     ------------     ------------
Total operating income (loss) before interest,
  depreciation and amortization ................................    $    228,000     $   (612,000)    $  3,016,000     $ (1,919,000)
     Depreciation ..............................................         230,000        1,033,000          381,000        1,785,000
     Amortization of intangibles ...............................         459,000          626,000          877,000        1,252,000
                                                                    ------------     ------------     ------------     ------------
Operating income (loss) as reported on the Statements of
  Operations ...................................................    $   (461,000)    $ (2,271,000)    $  1,758,000     $ (4,956,000)

Capital Expenditures
     International long distance ...............................    $  1,781,000     $  1,364,000     $  5,291,000     $  4,331,000
     Advanced services .........................................         272,000          463,000          404,000          723,000
     Corporate and other .......................................           1,000           12,000            1,000           35,000
                                                                    ------------     ------------     ------------     ------------
                Total capital expenditures .....................    $  2,054,000     $  1,839,000     $  5,696,000     $  5,089,000
                                                                    ------------     ------------     ------------     ------------

                                               DECEMBER 31,          JUNE 30,
                                                   1998               1999
                                              -------------        ------------
Identifiable assets ---
     International long ................       $21,819,000         $29,183,000
     Advanced services .................        37,043,000          34,763,000
     Corporate and other ...............        21,469,000          20,663,000
                                               -----------         -----------
                Total ..................       $80,331,000         $84,609,000
                                               -----------         -----------

      Information concerning principal geographic areas is as follows:

                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     JUNE 30,                             JUNE 30,
                                           ----------------------------        -----------------------------
                                              1998             1999               1998               1999
                                           -----------      -----------        -----------       -----------
Revenues
     United States .................       $24,626,000      $22,668,000        $50,345,000       $45,274,000
     Mexico ........................         7,662,000        6,415,000         15,342,000        10,325,000
     Latin America .................            90,000          626,000             90,000         1,129,000
                                           -----------      -----------        -----------       -----------
Total revenues .....................       $32,378,000      $29,709,000        $65,777,000       $56,728,000
                                           -----------      -----------        -----------       -----------

                                           December 31,        June 30,
                                               1998              1999
                                          --------------    --------------
Fixed assets, net of accumulated
  depreciation
     United States .................       $ 7,297,000        $12,230,000
     Mexico ........................         5,174,000          6,311,000
     Latin America .................         2,105,000          1,954,000
                                           -----------        -----------
Total fixed assets .................       $14,576,000        $20,585,000
                                           -----------        -----------

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

   Management wishes to caution the reader that the forward-looking statements referred to above and contained in this Quarterly Report on Form 10-Q regarding matters that are not historical facts involve and are based on numerous assumptions and predictions about future conditions that could prove not to be accurate. No assurance can be given that the future results will be achieved; actual events, transactions or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the effectiveness of management's strategies and decisions, the ability to raise the necessary capital to effectuate the Company's business plan, changes in business conditions, changes in the telecommunications industry and the general economy, competition, changes in service offerings and risks associated with the Company's limited operating history, entry into developing markets, managing rapid growth, international operations, dependence on effective information systems, ability to consummate acquisitions or enter into joint ventures with companies on terms acceptable to the Company and development of its network, as well as regulatory developments any of which could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Statements with respect to acquisitions and continued trends are forward-looking and involve risks and uncertainties. Furthermore, the Company has significant operations in Mexico, subjecting the Company to certain political, economy and commercial risk. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                   OUTLOOK

      The Company operates in mainly two business segments: International Long Distance and Advanced Services.

      Following is a summary of revenues in each segment by types of services provided.

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                   ------------------------------        -----------------------------
                                                      1998               1999               1998               1999
                                                   -----------        -----------        -----------       -----------
INTERNATIONAL LONG DISTANCE:
   Retail ..................................       $14,289,000        $17,857,000        $32,427,000       $34,672,000
   Wholesale ...............................         9,221,000          3,345,000         16,802,000         7,739,000
ADVANCED SERVICES:
   Network solutions .......................         6,939,000          4,689,000         14,398,000         7,299,000
   Customer relationship
       management ..........................           723,000          1,726,000            944,000         3,026,000
   Broadband services and
       products ............................         1,206,000          2,092,000          1,206,000         3,992,000
                                                   -----------        -----------        -----------       -----------
            Total revenues .................       $32,378,000        $29,709,000        $65,777,000       $56,728,000
                                                   ===========        ===========        ===========       ===========

      In the International Long Distance Segment, the Company derives its revenues from the sale of U.S. outbound international long distance services to Latin America, principally Mexico. The Company provides these services on a wholesale basis to other carriers and on a retail basis through the sale of prepaid phone cards. The Company has been focusing on the expansion of its retail prepaid calling card brand, TELEFIESTA(R), as the long distance business has come under increasing competitive pressure and contracting margins. As pricing pressures have affected the international long distance revenues, management has elected to dedicate its network assets to supporting its retail business due to management's belief that the retail business has greater long term value. The Company intends to expand its retail offerings in the future as it expands it network facilities. The Company believes that owning a long distance network in Mexico will increase the percentage of minutes of traffic it carries on-net, enable it to increase revenues, margins and profitability and ensure quality of service on both international and domestic long distance traffic.

      In the Advanced Services Segment, the Company derives its revenues principally from three areas: Network Solutions, Customer Relationship Management and Broadband Services and Products.

      The Company provides Network Solution services to private and public sector customers in Mexico. Revenues from these services are expected to soften due to the Company's efforts to restructure its product and services offerings to concentrate on higher margin value-added services and away from lower margin equipment-only sales and may soften as a result of weakening economic conditions in Mexico. As traditional telecommunications services become more of a commodity, the Company believes that Network Solution services will become an increasingly important component of the Company's service offerings. The Company has leveraged its systems integration expertise to provide outsourced network management services to local and multi-national business customers in Mexico. The Company believes that the buildout of the Mexican Network will enhance its ability to provide these services by allowing it to provide a complete package of network solutions and data, voice and video services under one umbrella to its customers.

      The Company provides Customer Relationship Management services through its customer management call center in Mexico. This call center was established in late 1997 with the signing of the contract with the U.S. Embassy. Revenues from these services have increased significantly with the expansion of the facility and the addition of other customers including the Mexican Ministry of Foreign Affairs. The Company expects revenues from these services to continue to grow in the future.

      The Company provides Broadband Services and Products through its INTERLINK subsidiary. INTERLINK operates a satellite teleport facility in Mountain View, California and provides voice, video and data transport services including fractional and full T-1 data broadcast, dedicated circuits and private line up-link and down-link services in the U.S., Latin America and other parts of the world. INTERLINK has expanded its product offering to include Bandwidth-on-Demand, Integrated Services Digital Network ("ISDN") video conferencing and Internet-through-satellite services. INTERLINK serves as an Internet backbone provider to Internet service providers ("ISPs") and universities in remote areas where access to high speed fiber optics is limited, such as the case in many Latin American countries.

      In the second quarter of 1999, the Company began the construction of the Mexican Network, a combined fiber-optic and microwave long distance network, connecting the Gulf region of Mexico and with certain key Mexican cities. The first stage of the Mexican Network consists of 650 km of fiber optic cable and microwave, circuit switched type of transmission and switching facilities, in the Gulf region of Mexico from Mexico City to Puebla, Puebla to Veracruz and Veracruz to Poza Rica. The Company intends to lease and swap capacity from other long distance providers to connect with the central (Mexico City, Guanajuato and Guadalajara) and northeast (Monterrey) regions of Mexico, and to install switching facilities in Mexico City and Monterrey. In May 1999, the Company signed an agreement with Avantel S.A., which owns the second largest network in Mexico, to exchange strands of fiber along 1100 kilometers of Avantel's network from Poza Rica to Reynosa (providing the Company with a border crossing) to Monterrey for strands of fiber along 650 kilometers of the Company's network. The agreement is subject to regulatory approval. The Company believes that more than half of the domestic long distance traffic and nearly half of the domestic residential long distance traffic originates in the region that will be serviced by the Mexican Network. The Company is currently negotiating interconnection agreements with other concessionaires. The Company believes that the Mexican Network, when complete, will link 47 cities and towns and cover, including interconnection agreements, an estimated 90% of the population in Mexico.

GROSS PROFIT.

   The Company has been experiencing pricing pressure on its international long distance services resulting in lowering of gross profit percentage and contribution. The Company has not been able to reduce its termination costs as quickly as prices have declined in the international long distance business and has relied partially on certain lower margin outsourcing arrangements to support its prepaid calling cards. Upon the completion of its own long distance network in Mexico, expected in early 2000, the Company believes that the percentage of minutes of traffic it carries on-net will increase, effectively lowering termination costs and increasing margins and profitability.

   In its Advanced Services segment, the Company has been successful in increasing the overall percentage of revenues derived from enhanced, value-added services and as a result has seen a significant increase in gross profits as a percentage of revenues from these services.

   OPERATING EXPENSES. With the selection of Lucent Technologies, Inc. to engineer, furnish and install the Company's long distance network in Mexico, the Company is moving into a period of significant investment in facilities and human resources. As a result, the Company expects operating expenses to continue to increase.

                            RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

   REVENUES decreased from $32,378,000 in 1998 to $29,709,000 in 1999. This decrease of $2,669,000, or 8.2%, was due principally to the weakened economic conditions in Mexico, the Company's decision to reduce sales to distributors of low margin equipment in Mexico and a decline in the Company's international long distance revenues. These declines were offset by an increase in revenues from the Company's Customer Relationship Management services and the incremental sales of the Company's INTERLINK subsidiary, which was acquired in May 1998. Network Solutions services revenues in Mexico decreased $2,250,000 from $6,939,000 in 1998 to $4,689,000 in 1999. Wholesale international long distance revenues decreased $5,876,000 from $9,221,000 in 1998 to $3,345,000 in 1999.
Retail international long distance revenues increased $3,568,000 from $14,289,000 in 1998 to $17,857,000 in 1999. Customer Relationship Management services revenues increased $1,003,000 from $723,000 in 1998 to $1,726,000 in 1999. Broadband Services and Products revenues increased $886,000 from $1,206,000 in 1998 to $2,092,000 in 1999.

   COST OF REVENUES decreased from $28,598,000 in 1998 to $25,155,000 in 1999, or $3,443,000. The 12.0% decrease in cost of revenues was due principally to the decrease of revenues offset by the increased costs associated with the international long distance services. This decrease in cost of revenues was also offset by the incremental cost of revenues associated with the acquisition of INTERLINK. The cost of revenues as a percentage of revenues decreased from 88.3% to 84.7%, or 3.6%, due principally to the decrease in cost of revenues as a percentage of revenues associated with the Advanced Services revenues, offset by an increase in costs of revenues as a percentage of revenues associated with international long distance revenues..

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $3,552,000 in 1998 to $5,166,000 in 1999, or $1,614,000. The 45.4% increase in
SG&A was due to the incremental SG&A related to the acquisition of INTERLINK, the overhead necessary to support the growth in the Company's Customer Relationship Management operations, increased staffing at existing operations to meet the additional resource requirements associated with these operations and the increased staffing associated with the Mexican network build out.

   Overall SG&A as a percentage of revenues increased from 11.0% to 17.4%, or 6.4%, due to the factors stated above.

   DEPRECIATION AND AMORTIZATION increased from $689,000 in 1998 to $1,659,000 in 1999, or $970,000. This increase is due to an increase in goodwill amortization associated with the acquisitions of Telereunion and INTERLINK. In addition, depreciation increased as a result of the Company's continuing expansion of its communications network, which includes purchases of switches and other telecommunications equipment and facilities. The Company expects depreciation expense to increase as it continues to expand its telecommunications network.

   INTEREST INCOME (EXPENSE), NET increased from ($194,000) in 1998 to ($1,784,000) in 1999, or ($1,590,000). This increase was mainly due to an increase in the Company's level of borrowings, including the Deere Park Convertible Debentures and Gordon Brothers Convertible Debentures issued in connection with the INTERLINK acquisition, the Senior Notes and the $2 million Senior Notes.

   The Gordon Brothers Convertible Debentures provide for an "exit fee" which was paid at the time of the repayment of the Gordon Brothers Convertible Debentures in May 1999. The Company paid an "exit fee" of $1.1 million of which $181,000 was accrued during the three months ended June 30, 1999. In addition, the Company repaid $1.0 million of the Deere Park Convertible Subordinated Debentures in May 1999. The Company paid an "exit fee" of $120,000 of which $30,000 was accrued during the three months ended June 30, 1999.

   In addition, the Company issued warrants to the holders of the Deere Park Convertible Debentures, Gordon Brothers Convertible Debentures, the Senior Notes and the $2 million Senior Notes. These warrants were valued utilizing the Black-Scholes pricing model and the resulting amount is amortized as interest expense over the life of the notes.

   OTHER INCOME (EXPENSE) increased from ($17,000) in 1998 to ($298,000) in 1999, or ($281,000). The Company recognized a foreign exchange loss of $45,000 in the second quarter of 1999 as compared to a foreign exchange loss of $65,000 in the second quarter of 1998.

   INCOME TAX BENEFIT (EXPENSE) increased from $68,000 in 1998 to $1,275,000 in 1999. The Company's overall effective tax benefit for the three months ended June 30, 1999, was 29% which reflect the tax benefits recognized on the losses realized offset by permanent items, the most significant of which is the non deductible nature of goodwill amortization.

   NET INCOME (LOSS). The Company experienced a net loss of ($622,000) in 1998 as compared to ($3,078,000) in 1999 due to a combination of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

   REVENUES decreased from $65,777,000 in 1998 to $56,728,000 in 1999. This decrease of $9,049,000, or 13.8%, was due principally to the weakened economic conditions in Mexico, the Company's decision to reduce sales to distributors of low margin equipment in Mexico and a decline in the Company's international long distance revenues. These declines were offset by an increase in revenues from the Company's Customer Relationship Management services and the incremental sales of the Company's INTERLINK subsidiary, which was acquired in May 1998. As a result, Network Solutions services revenues in Mexico decreased $7,099,000 from $14,398,000 in 1998 to $7,299,000 in 1999. Wholesale international long distance revenues decreased $9,063,000 from $16,802,000 in 1998 to $7,739,000 in 1999. Retail international long distance revenues increased $2,245,000 from $32,427,000 in 1998 to $34,672,000 in 1999. Customer Relationship Management services revenues increased $2,082,000 from $944,000 in 1998 to $3,992,000 in 1999. Broadband Services and Products revenues $2,786,000 from $1,206,000 in 1998 to $3,992,000 in 1999.

   COST OF REVENUES decreased from $57,056,000 in 1998 to $49,259,000 in 1999, or $7,797,000. The 13.7% decrease in cost of revenues was due principally to the decrease of revenues offset by the increased costs associated with the international long distance services. This decrease in cost of revenues was also offset by the incremental cost of revenues associated with the acquisition of INTERLINK. The cost of revenues as a percentage of revenues increased from 86.7% to 86.8%, or 0.1%, due principally to the higher cost of revenues as a percentage of revenues associated with the Company's international long distance services. This increase was offset partially by the decrease in cost of revenues as a percentage of revenues associated with the Advanced Services revenues.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $5,705,000 in 1998 to $9,388,000 in 1999, or $3,683,000. The 64.5% increase in
SG&A was due to the incremental SG&A related to the acquisition of INTERLINK, the overhead necessary to support the growth in the Company's Customer Relationship Management operations, increased staffing at existing operations to meet the additional resource requirements associated with these operations and the increased staffing associated with the Mexican network build out.

   Overall SG&A as a percentage of revenues increased from 8.7% to 16.5%, or 7.8%, due to the factors stated above.

   DEPRECIATION AND AMORTIZATION increased from $1,258,000 in 1998 to $3,037,000 in 1999, or $1,779,000. This increase is due to an increase in goodwill amortization associated with the acquisitions of Telereunion and

INTERLINK. In addition, depreciation increased as a result of the Company's continuing expansion of its communications network, which includes purchases of switches and other telecommunications equipment and facilities. The Company expects depreciation expense to increase as it continues to expand its telecommunications network.

   INTEREST INCOME (EXPENSE), NET increased from ($251,000) in 1998 to ($2,665,000) in 1999, or ($2,916,000). This increase was mainly due to an increase in the Company's level of borrowings, including the Deere Park Convertible Debentures and Gordon Brothers Convertible Debentures issued in connection with the INTERLINK acquisition, the Senior Notes and the $2 Million Senior Notes.

   The Gordon Brothers Convertible Debentures provide for an "exit fee" which was paid at the time of the repayment of the Gordon Brothers Convertible Debentures in May 1999. The Company paid an "exit fee" of $1.1 million of which $648,000 was accrued during the six months ended June 30, 1999. In addition, the Company repaid $1.0 million of the Deere Park Convertible Subordinated Debentures in May 1999. The Company paid an "exit fee" of $120,000 which was accrued during the six months ended June 30, 1999.

   In addition, the Company issued warrants to the holders of the Deere Park Convertible Debentures, Gordon Brothers Convertible Debentures, the Senior Notes and the $2 Million Senior Notes. These warrants were valued utilizing the Black-Scholes pricing model and the resulting amount is amortized as interest expense over the life of the notes.

   OTHER INCOME (EXPENSE) increased from ($91,000) in 1998 to ($572,000) in 1999, or ($481,000). The Company recognized a foreign exchange loss of $105,000 in the first six months of 1999 as compared to a foreign exchange loss of $187,000 in the first six months of 1998.

   INCOME TAX BENEFIT (EXPENSE) changed from an income tax expense of ($895,000) in 1998 to an income tax benefit of $2,251,000 in 1999. The Company's overall effective tax benefit for the six months ended June 30, 1999, was 27.5% which reflect the tax benefits recognized on the losses realized offset by permanent items, the most significant of which is the non deductible nature of goodwill amortization.

   NET INCOME (LOSS). The Company experienced net income of $492,000 in 1998 as compared to a net loss of $(5,942,000) in 1999 due to a combination of the factors discussed above.

                       LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by (used in) operating activities was $441,000 and $(2,770,000) for the six months ended June 30, 1998 and June 30, 1999, respectively. The decrease in net cash provided by operations in 1999 as compared to 1998 was due primarily to decreased revenues, decreased gross profits and increased SG&A expenses.

   Net cash used in investing activities was ($16,271,000) and ($5,089,000) for the six months ended June 30, 1998 and June 30, 1999, respectively. For the six months ended June 30, 1998, the Company expended approximately $5.7 million on purchases of, or deposits on, property and equipment as part of the Company's network expansion strategy. In addition, the Company acquired MSN for $2.3 million, net of cash acquired and INTERLINK for $8.3 million, net of cash acquired. For the six months ended June 30, 1999, the Company expended approximately $5.1 million on purchases of property and equipment as part of the Company's network expansion strategy.

   Net cash provided by financing activities was $16,035,000 and $3,272,000 for the six months ended June 30, 1998 and June 30, 1999, respectively. During the six months ended June 30, 1999, the Company realized approximately $2.3 million (net of commissions) from sales of its common stock and exercise of options and warrants. The Company also received $8,850,000 in bridge financing. The Company also made payments of

$1,134,000 on its notes payable, $6,000,000 on its convertible debt and $688,000 on the Revolving Line of Credit.

   As of June 30, 1999, the Company had cash and cash equivalents of $5,044,000 and negative working capital of $10,324,000.

   In the fourth quarter of 1998, the Company signed a financing arrangement with a finance company, which provides for funding of equipment purchases of up to $6.0 million through May 1999. The financing is structured as loans maturing three years from funding at interest rates 550 basis points above the Federal Reserve Treasury Constant Maturity Rate. The Company has drawn approximately $2.0 million in the first siz months of 1999 under this facility.

      On January 11, 1999, the Company signed a financing arrangement with a finance company which provides for funding of equipment purchases of up to $7.0 million through December 31, 1999. The financing is structured as loans maturing January 1, 2005. The loans provide for payments of interest only through January 1, 2000. Thereafter, payments of principal and interest are due quarterly. Interest is calculated on available basis during the interest only period at 425 basis points above the 90 day commercial paper rate. Interest thereafter is calculated at 500 basis points above the five year Federal Reserve Treasury Constant Maturity Rate. The Company has drawn approximately $5.6 million under this facility through August 15, 1999, of which $2.5 million resulted in refinancing equipment which was previously financed through an operating lease.

      In the fourth quarter of 1998, the Company entered into a stock purchase agreement with third parties (the "Stock Purchase Commitment"), which allows the Company to sell at the Company's option (subject to certain conditions precedent), up to $5.0 million of the Company's Common Stock. The sale price of the Common Stock is equal to the average of the previous 5 days closing prices less a 20% discount. The Company sold 250,000 shares of Common Stock realizing approximately $1.3 million (net commissions) in the fourth quarter of 1998. These shares were sold on December 18, 1998, and may not be re-sold by the purchasers for nine months from such date. In the first quarter of 1999, the Company sold an additional 296,296 shares of Common Stock, realizing approximately $1.9 million (net of commissions). These shares were sold on March 15, 1999, and may not be re-sold by the purchasers until July 31, 1999. In July of 1999, the Company sold an additional 146,000 shares of Common Stock, realizing approximately $924,000 in proceeds. In addition, the Company received $576,000 in the form of a short term loan which is due on November 24, 1999.

   The Company has selected Lucent Technologies, Inc. ("Lucent") to engineer, furnish and install the Mexican Network. In addition, the Company is currently negotiating definitive loan documentation with Lucent. Upon execution, Lucent will provide the Company with up to $40 million of long term financing, which includes $34 million towards the purchase of Lucent products and services (including construction of the Mexican Network) and $6 million for repayment of the Company's current obligations (the "Lucent Facility). The Company will incur commissions, commitment fees and other costs in connection with this facility.

   In July 1999, the Company received a bridge loan of $3.0 million from Lucent. The bridge loan is to be repaid upon the funding of the Lucent Facility. In connection therewith, the Company issued to Lucent warrants to purchase an aggregate of 85,000 shares of Common Stock at an exercise price of $8.50 per share. The warrants have a term of three years.

   On May 7, 1999, the Company issued $6,850,000 in Senior Notes (the "Senior Notes") maturing in May 2000. E. Scott Crist, CEO of the Company, is a holder of $1.0 million of the Senior Notes. The Senior Notes are subject to optional prepayment provisions allowing the Company to prepay a portion or all of the outstanding principal amount without premium or penalty. The Senior Notes bear interest at 8% from May through November

6, 1999. Thereafter, the interest rate increases by 1 percent for each month after November 6, 1999. The Company also issued to the holders of the Senior Notes a total of 256,315 warrants with an exercise price of $6.68 per share and a term of three years. In the event that the Senior Notes are not paid by August 30, 1999, then the holders will be issued an additional 256,315 warrants. In the event that the Senior Notes are not paid by February 5, 2000, then the holders will be issued an additional 256,315 warrants in which case the maturity date is extended to August 5, 2000. The proceeds from the Senior Notes were utilized to repay the entire principal amount of the Gordon Brothers Convertible Debentures plus $1.1 million in exit fees. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 53.91%, risk free interest rate of 5% and expected life of 3 months. The resulting cost of approximately $398,000 will be amortized as interest expense over three months.

   In May 1999, the Company also repaid $1.0 million of the Deere Park Convertible Subordinated Debentures. In connection therewith, the Company paid an exit fee of $120,000.

   On June 18, 1999, the Company issued $2,000,000 in Senior Notes (the "$2 Million Senior Notes") maturing in June 2000. The $2 Million Senior Notes are subject to optional prepayment provisions allowing the Company to prepay a portion or all of the outstanding principal amount without premium or penalty. The $2 Million Senior Notes bear interest at 8% from June through December 17, 1999. Thereafter, the interest rate increases by 1 percent for each month after December 17, 1999. The Company also issued to the holders of the $2 Million Senior Notes a total of 62,501 warrants with an exercise price of $8.00 per share and a term of three years. In the event that the $2 Million Senior Notes are not paid by December 18, 1999, then the holders will be issued an additional 62,501 warrants. In the event that the $2 Million Senior Notes are not paid by June 18, 2000, then the holders will be issued an additional 62,501 warrants in which case the maturity date is extended to December 18, 2000. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 53.91%, risk free interest rate of 5% and expected life of 2 months. The resulting cost of approximately $116,000 will be amortized as interest expense over two months.

   In July 1999, the Company's Revolving Credit Facility expired and the Company repaid all amounts outstanding at that time.

   The Company's debt at June 30, 1999 totaled $20.6 million resulting in a debt to equity ratio of 61% as compared to $13.1 million and 38%, respectively, as of December 31, 1998 and $3.2 million and 14%, respectively, as of December 31, 1997. Upon closing, the Lucent Facility will result in long term financing arrangements, which will significantly increase the Company's leverage. The Company will need to generate substantial cash flow from operations to satisfy its principal and interest obligations under these financing arrangements. If the Company does not generate the cash flow from operations to meet its principal and interest obligations under the financing arrangements described above, then the Company's business and results of operations could be materially adversely affected.

   The Company estimates that there are an additional $10-$15 million in expenditures related to the Mexican Network and its network expansion which will not be funded through the Lucent Facility. The Lucent Facility provides for funding of up to $6 million for repayment of debt obligations. The Company will incur commissions, commitment fees and other costs in connection with this facility. The Company does not expect that cash flow from operations will be sufficient to meet these capital expenditure and debt repayment requirements when they are due.

   In the first six months of 1999, the Company incurred losses and had negative cash flow from operations. The Company intends to finance its growth, principal and interest obligations under existing debt obligations, and additional capital investments required for its planned facility expansion through vendor financing and the sale of debt or equity securities (or a combination of both). There can be no assurance that the Company will be able to obtain additional financing on commercially reasonable terms, if at all, to fund its losses generated from operations, to fund its capital expenditures or to fund its debt service obligations as they become due. If necessary funds are not available, the Company's business and results of operations and the future expansion of its business could be materially adversely affected.

   As of June 30, 1999 and the date of this filing, the Company has an outstanding receivable of $1.4 million dollars from a customer of its Mexican Network Solutions services subsidiaries. This receivable has been outstanding since December 31, 1998. The Company has been encountering difficulties in its dealings with this customer and may be forced to utilize legal resources to enforce collection of this amount. In the event that the Company determines that this amount or a portion of the amount is uncollectible in the future, the Company may be forced to incur a charge in excess of its current reserve for uncollectibles of $425,000.

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

   In June 1998, Telereunion S.A. de C.V. ("Telereunion S.A."), a subsidiary of the Company, received a 30-year, facilities-based carrier license from the Mexican government allowing it to construct and operate a long distance network in Mexico (the "Concession"). Under the terms of the Concession, Telereunion S.A. was to have begun operations on its network as of June 3, 1999. In addition, under the terms of the Concession, Telereunion S.A. is required to meet certain capitalization thresholds prior to beginning operations. The Company has petitioned the Comision Federal de Telecomunicaciones (the "COFETEL"), the equivalent of the Federal Communications Commission in the United States, to have the Concession amended to extend the start of operations date and waive or amend the equity and debt to equity requirements. Although several other concessionaires have received certain waivers for defaults under their respective concessions, there can be no assurance that these amendments will be obtained from the COFETEL. If such amendments are not obtained, the Company will not have the right to operate the Mexican Network which could have a material adverse effect on the Company's ability to effectuate its business plan and its financial condition.

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

   Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to year-end. The Company intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 Readiness Program. An integral part of the Company's non-information technology systems, its telecommunications switches, however, may not currently be Year 2000 compliant. The respective vendors of the Company's switches are in the process of reviewing their switches for Year 2000 readiness. However, there can be no assurance that such switches are Year 2000 compliant and that the Company will not experience switch related problems in Year 2000. In addition to other reasons, the production of accurate and timely customer invoices depends upon the generation of accurate and timely underlying data by the Company's switches. The Company does not believe that its other non-information technology systems will be affected by the Year 2000, but will not know definitively until the Company tests and evaluates such equipment. The Company believes that all Year 2000 compliance initial testing and any necessary conversions will be completed by September 30, 1999.

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

COSTS

   The Company has not incurred any costs to date to reprogram, replace and test its Systems for Year 2000 compliance. The Company believes that the costs associated with its Year 2000 compliance efforts will be incurred during 1999. The Company is still estimating the costs of the efforts but doesn't expect that these costs will be significant over the life of the project; though such expenditures may increase materially following testing of non-information technology systems and evaluation of the Year 2000 compliance status of integral third party vendors and customers. Costs incurred in connection with the Company's Year 2000 compliance efforts will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with generally accepted accounting principles.

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

   Based upon risk assessment work conducted thus far, the Company believes that the most reasonably likely worst case scenario of the failure by the Company, or any integral third party, to resolve Year 2000 issues would be an inability by the Company (i) to provide telecommunications services to the Company's customers, (ii) to route and deliver telephone calls originating from or terminating with other telecommunications carriers for an indeterminable period of time and (iii) to timely and accurately bill customers. Such worst-case scenario could have a material adverse affect on the Company's business, results of operations and liquidity. These failures could also result in a loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with Year 2000 litigation, stabilization of operations and executing mitigation and contingency plans. While the Company believes that it is taking appropriate measures to mitigate these risks, there can be no assurance that such measures will be successful.

CONTINGENCY PLAN

   At this time, the Company does not have a contingency plan. The Company intends to develop contingency plans to handle Year 2000 system failures experienced by its Systems and to handle any necessary interactions with the computers and technology of any integral non-complying third party. This plan is expected to be completed by September 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is subject to financial market risks, including interest rate risk and foreign currency exchange risk. During the second quarter of 1999, there were no material changes in financial market risks except for the changes in the Mexican peso exchange rate to the U.S. dollar as described below.

                         FOREIGN CURRENCY EXCHANGE RISK

   The Company conducts a significant amount of its operations in countries outside the United States. The Company's foreign currency exchange risk includes the following:

   In the past years, the Mexican economy has had periods of exchange rate instability and peso devaluation. The Company's Network Solutions services and Customer Relationship Management services business is conducted in Mexico. The majority of the Company's revenues in the value-added services business are contracted in dollars or in pesos indexed to the dollar at the time of settlement. The products and services the Company sells in the value-added services business line are generally imported from the U.S. or other countries and are payable in dollars. The Company's remaining operating costs in this segment are generally paid in pesos. The Company's major outsourcing contracts with the U.S. Embassy and the Ministry of Foreign Affairs generate revenues that are collected in pesos and costs that are paid in pesos.

   The Company generally collects its revenues from the Broadband Services and Products services in U.S. dollars and pays for its costs to provide these services in U.S. dollars

   In the International Long Distance business segment, the Company sells it services to customers in the U.S. and thus its revenues are collected in U.S. dollars. The Company's costs of providing these services are paid to vendors both in the U.S. and in Mexico or other Latin American countries. A significant portion of its costs to provide these services are structured under operating agreements with carriers in Mexico under which the costs historically have been settled in pesos. The Company has entered into new, additional agreements with carriers in Mexico that will provide it with additional termination capacity in Mexico in 1999. These new arrangements provide for settlement in U.S. dollars. In periods in which the peso devaluates, this results in a cost reduction to the Company as it generally extends short credit terms to its customers and has received extended credit terms from its vendors. In periods when the peso appreciates, this results in a cost increase to the Company. Over the last several years, the peso has experienced devaluations in the exchange rates to the U.S. dollar. In the second quarter of 1999, the peso exchange rate strengthened from over 10 to 1 to an average 9.5 to 1 resulting in an increase in the Company's cost. Due to limited credit availability, the Company has not historically hedged its peso costs. In the future as the Company's operations in Mexico increase, the Company's peso denominated transactions may increase causing the Company to enter into hedging activities as credit availability allows.

      In addition, as the Company invests in the Mexican Network and begins to generate more revenues in Mexico, the Company's foreign currency risk will increase. Moreover, upon completion, the Lucent Facility will be denominated in U.S. dollars.

PART II.   OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

TELSCAPE INTERNATIONAL, INC., TELEREUNION S.A. DE C.V. AND TELEREUNION INTERNATIONAL S.A. V. MASTEC, INC. AND ACIETEL MEXICANA, S.A. DE C.V.

   In May 1999, Telscape International, Inc., Telereunion S.A. de C.V. and Telereunion International S.A. (collectively, the "Company") filed a lawsuit against Mastec, Inc. and Acietel Mexicana, S.A. de C.V. (collectively, the "Defendants"). The Company has filed a complaint for breach of contract, negligent misrepresentation and promissory estoppels arising out of an unconditional commitment letter executed by the Defendants pursuant to which the Defendants committed to provide the Plaintiffs with financing in the amount of $17.5 million. The Company has prayed for relief to include damages in the amount of no less than $10.0 million plus attorney's fees and costs. The lawsuit is pending in the U.S. District Court for the Southern District of Texas.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits. See Index to Exhibits on page 26.

      (b)  Reports on Form 8-K: NONE

                                  SIGNATURES


      In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Telscape International, Inc.
                                        (Registrant)


Date: August 15, 1999           By: /s/ E. SCOTT CRIST
                                        E. Scott Crist
                                        CEO and Principal Executive Officer



Date: August 15, 1999           By: /s/ TODD M. BINET
                                        Todd M. Binet
                                        President, CFO
                                        Principal Financial Officer



Date: August 15, 1999           By: /s/ JESSE MORRIS
                                        Jesse Morris
                                        Vice President of Finance, Controller
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

 10.15     -    Stock Purchase Agreement dated May 18, 1998, by and among
                Telscape International, Inc., California Microwave, Inc. and
                California Microwave Services Divisions, Inc. together with a
                Form of Supply Agreement between California Microwave, Inc. and
                California Microwave Services Division, Inc. as Exhibit B
                (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 9, 1998)

 10.16     -    Securities Purchase Agreement between Deere Park Capital
                Management, LLC and Telscape International, Inc. dated as of May
                1, 1998; Registration Rights Agreement dated as of May 1, 1998 between Telscape International, Inc. and Deere Park Capital
                Management, LLC; Form of Convertible Debenture for $3,000,000 dated May 1, 1998; Form of Stock Purchase Warrant to Purchase
                8,952 shares of Common Stock of Telscape International, Inc.
                dated May 12, 1998 (all filed as Exhibit 4.4 to the Company's
                Report on Form 10Q for the quarter ended March 31, 1998 and incorporated herein by reference)

 10.17     -    Form of Convertible Debenture in the principal amount of
                $1,000,000 between Deere Park Capital Management, LLC and
                Telscape International, Inc. dated as of May 28, 1998 and a form of Stock Purchase Warrant to Purchase 2,427 shares of Common
                Stock of Telscape International, Inc. dated May 28, 1998
                (Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 9, 1998)

 10.18     -    Securities Purchase Agreement dated May 29, 1998 by and
                between Telscape International, Inc. and Gordon Brothers
                Capital, LLC; together with a Form of Convertible Debenture in the principal amount of $5,000,000 payable to Gordon Brothers
                Capital, LLC attached as Exhibit A; a Form of Stock Purchase
                Warrant for Gordon Brothers, LLC for 12,136 shares of Common
                Stock of Telscape International, Inc. attached as Exhibit B; and a Registration Rights Agreement by and between Gordon Brothers
                Capital, LLC and Telscape International, Inc. attached as
                Exhibit C (Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 9, 1998)

 10.19     -    Equity Purchase Agreement by and between INTERLINK
                Communications Holding Co., Inc. and each of Telscape
                International, Inc., E. Russell Hardy, Stephen Strohman, Monty
                J. Moore, and Salvador Giblas dated as of May 19, 1998
                (Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 9, 1998)

 10.20     -    Form of Employment Agreement by and between California
                Microwave Services Division, Inc. and E. Russell Hardy dated as of May 18, 1998 (Incorporated herein by reference to Exhibit
                10.6 to the Company's Current Report on Form 8-K dated June 9,
                1998)

 10.21     -    Form of Employment Agreement by and between California
                Microwave Services Division, Inc. and Stephen Strohman dated as of May 18, 1998 (Incorporated herein by reference to Exhibit
                10.7 to the Company's Current Report on Form 8-K dated June 9,
                1998)

 10.22     -    Form of Employment Agreement by and between California
                Microwave Services Division, Inc. and Monty J. Moore dated as of
                May 18, 1998 (Incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated June 9, 1998)

 10.23     -    Form of Consulting Agreement by and between California
                Microwave Services Division, Inc. and Salvador Giblas dated as of May 18, 1998 (Incorporated herein by reference to Exhibit
                10.9 to the Company's Current Report on Form 8-K dated June 9,
                1998)

 10.24     -    Loan Agreement between Telscape USA, Inc. and MSN
                Communications, Inc. and Southwest Bank of Texas dated May 19,
                1998 (Incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement No. 333-60271)

 10.25     -    Outside Directors Stock Option Plan of the Polish Telephones
                and Microwave Corporation (Incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement No.
                333-60271)

 10.26     -    Form of Financing Agreement by and between the Company and
                Newbridge Financial Services Networks dated as of December 7,
                1998 (Incorporated herein by reference to Exhibit 10.26 to the
                Company's Report on Form 10-K for the year ended December 31,
                1998)

 10.27     -    Form of Financing Agreement by and between the Company and
                NTFC Capital Corporation dated as of January 11, 1999
                (Incorporated herein by reference to Exhibit 10.27 to the
                Company's Report on Form 10-K for the year ended December 31,
                1998)

 10.28     -    Form of Securities Purchase Agreement by and between the
                Company and Kendu Partners and MDNH Partners, L.P. dated as of
                December 18, 1998, and Exhibit B to this agreement representing the Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.28 to the Company's Report on Form
                10-K for the year ended December 31, 1998)

 10.29     -    Form of Securities Purchase Agreement by and between Telscape
                International, Inc., INTERLINK Communications, Inc. and Cahill,
                Warnock, Strategic Partners Fund, L.P. dated as of May 5, 1999,
                Exhibit A representing the form of the Increasing Rate Secured
                Promissory Note, Exhibit B representing the form of Warrant, and Exhibit C representing the Security Agreement. (Incorporated herein by reference to Exhibit 10.29 to the Company's Report on Form 10-Q for the quarter ended March 31, 1999)

*10.30     -    Form of Securities Purchase Agreement by and between Telscape
                International, Inc., INTERLINK Communications, Inc. and Cahill,
                Warnock, Strategic Partners Fund, L.P. dated as of June 18,
                1999, Exhibit A representing the form of the Increasing Rate
                Secured Promissory Note, Exhibit B representing the form of
                Warrant, and Exhibit C representing the Security Agreement and
                Amendment No. 1 to Securities Purchase Agreement.

*10.31     -    Securities Purchase Agreement dated July 19, 1999 by and
                between Telscape International, Inc., Telscape USA, Inc., TSCP
                International, Inc., MSN Communications, Inc. and Lucent
                Technologies Inc., together with a Form of Demand Note in the principal amount of $3,000,000 payable to Lucent Technologies
                Inc. attached as Exhibit A; a Form of Stock Purchase Warrant for
                Lucent Technologies Inc. for 85,000 shares of Common Stock of
                Telscape International, Inc. attached as Exhibit B; and a
                Security Agreement by and between Telscape International, Inc.,
                Telscape USA, Inc., MSN Communications, Inc., TSCP
                International, Inc. and State Street Bank and Trust Company attached as Exhibit C.

*27.1      -    Financial Data Schedule 1999


  ----------------
 *  Filed herewith