Form 10-Q
period 1999-09-30
TELSCAPE INTERNATIONAL INC
filed 1999-11-15
CIK 925928

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

   / /     TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITIONAL PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-24622

                            ------------------------

                          TELSCAPE INTERNATIONAL, INC.

       (Exact name of Small Business Issuer as specified in its charter)

                    TEXAS                                  75-2433637
(State or other jurisdiction of incorporation           (I.R.S. Employer
              or organization)                       identification number)

      2700 POST OAK BLVD., SUITE 1000,                       77056
               HOUSTON, TEXAS
  (Address of principal executive offices)                 (Zip Code)

          Issuer's telephone number including area code--713/968-0968

     ----------------------------------------------------------------------

   (Former name, former address and former fiscal year if changed since last report)

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    7,229,175 shares of Registrant's common stock ($.001 Par Value) were outstanding as of November 11, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TELSCAPE INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                   FORM 10-Q
                               SEPTEMBER 30, 1999

                                                                               PAGE
                                                                             --------
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets--
               As of December 31, 1998 and September 30, 1999
               (unaudited).................................................      1

               Unaudited Condensed Consolidated Statements of
               Operations--Three Months and Nine Months Ended
               September 30, 1998 and 1999.................................      2

               Unaudited Condensed Consolidated Statements of Cash
               Flows--Nine Months Ended September 30, 1998 and 1999........      3

               Notes to Unaudited Condensed Consolidated Financial
               Statements..................................................      5

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and
               Results of Operations.......................................     14

PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K............................     28

               (a) Exhibits................................................     28

               (b) Reports on Form 8-K.....................................     28

   Signatures..............................................................     29

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1998             1999
                                                              -------------   --------------
                                                                               (UNAUDITED)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 9,631,000     $  6,040,000
  Accounts receivable, less allowance for doubtful accounts
    of $275,000 and $467,000 (unaudited), respectively......    14,387,000       14,448,000
  Inventories...............................................     4,581,000        4,724,000
  Prepaid expenses and other................................     3,519,000        8,311,000
  Deferred income taxes.....................................       628,000          571,000
                                                               -----------     ------------
    Total current assets....................................    32,746,000       34,094,000

Property and equipment, net of accumulated depreciation.....    14,576,000       53,042,000
Goodwill and other intangibles, net of accumulated
  amortization..............................................    31,416,000       29,624,000
Other assets................................................     1,593,000        4,656,000
                                                               -----------     ------------
    Total assets............................................   $80,331,000     $121,416,000
                                                               ===========     ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $22,090,000     $ 40,482,000
  Accrued expenses..........................................    10,182,000       11,907,000
  Current portion of notes payable and capital lease
    obligations.............................................     2,714,000        8,707,000
  Convertible debentures....................................     4,996,000               --
                                                               -----------     ------------
    Total current liabilities...............................    39,982,000       61,096,000

Notes payable and capital lease obligations, net of current
  portion...................................................     1,488,000       27,835,000
Convertible subordinated debentures.........................     3,935,000          994,000
Minority interests..........................................            --               --
Commitments and contingencies...............................            --               --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized; without defined preference rights...........            --               --
  Series A preferred stock, $.001 par value, 1,000,000
    shares authorized.......................................            --               --
  Common stock, $.001 par value, 25,000,000 shares
    authorized;   6,048,909 and 7,002,458 issued,
    respectively............................................         6,000            7,000
  Additional paid-in capital................................    39,398,000       45,774,000
  Accumulated deficit.......................................    (3,881,000)     (13,518,000)
  Treasury stock............................................      (480,000)        (480,000)
  Capital subscriptions receivable..........................      (117,000)        (292,000)
                                                               -----------     ------------
    Total stockholders' equity..............................    34,926,000       31,491,000
                                                               -----------     ------------
    Total liabilities and stockholders' equity..............   $80,331,000     $121,416,000
                                                               ===========     ============

   The accompanying notes are an integral part of these financial statements.

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          -------------------------   ---------------------------
                                             1998          1999           1998           1999
                                          -----------   -----------   ------------   ------------
Revenues................................  $36,529,000   $26,613,000   $102,306,000   $ 83,341,000
Cost of revenues........................   29,727,000    23,602,000     86,783,000     72,861,000
                                          -----------   -----------   ------------   ------------
Gross profit............................    6,802,000     3,011,000     15,523,000     10,480,000
Selling, general and administrative
  expenses..............................    3,660,000     5,949,000      9,365,000     15,337,000
                                          -----------   -----------   ------------   ------------
Operating income (loss) before
  depreciation and amortization.........    3,142,000    (2,938,000)     6,158,000     (4,857,000)
Depreciation and amortization...........      960,000     1,601,000      2,218,000      4,638,000
                                          -----------   -----------   ------------   ------------
Operating income (loss).................    2,182,000    (4,539,000)     3,940,000     (9,495,000)

OTHER INCOME (EXPENSE):
  Interest income.......................       45,000        64,000        308,000        186,000
  Interest expense......................     (317,000)     (509,000)      (821,000)    (2,436,000)
  Amortization of debt offering costs...      (63,000)     (292,000)       (73,000)    (1,152,000)
  Foreign exchange income (loss)........     (581,000)      367,000       (768,000)       262,000
  Other, net............................      241,000       (74,000)       337,000       (541,000)
                                          -----------   -----------   ------------   ------------
    Total other expense, net............     (675,000)     (444,000)    (1,017,000)    (3,681,000)
                                          -----------   -----------   ------------   ------------
Income (loss) before income taxes and
  minority interests....................    1,507,000    (4,983,000)     2,923,000    (13,176,000)
Income tax benefit (expense)............     (652,000)    1,288,000     (1,547,000)     3,539,000
                                          -----------   -----------   ------------   ------------
Income (loss) before minority
  interests.............................      855,000    (3,695,000)     1,376,000     (9,637,000)
Minority interests in subsidiaries......       14,000            --        (15,000)            --
                                          -----------   -----------   ------------   ------------
Net income (loss).......................  $   869,000   $(3,695,000)  $  1,361,000   $ (9,637,000)
                                          -----------   -----------   ------------   ------------
EARNINGS (LOSS) PER SHARE:
  Basic.................................  $      0.16   $     (0.53)  $       0.28   $      (1.47)
  Diluted(1)............................  $      0.11           n/a   $       0.17   $        n/a

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.................................    5,547,651     6,994,998      4,877,604      6,568,371
  Diluted(1)............................    8,228,284           n/a      7,788,139            n/a

------------------------

(1) Inclusion of additional shares under a diluted analysis for the three and nine months ended September 30, 1999 is inappropriate due to the anti-dilutive effect.

   The accompanying notes are an integral part of these financial statements.

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  1,361,000   $ (9,637,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Provision for doubtful accounts...........................       556,000        268,000
  Depreciation and amortization.............................     2,218,000      4,638,000
  Interest accrued on non-interest bearing notes payable and
    amortization of debt offering costs.....................       212,000      1,346,000
  Charges incurred on refinancing of operating lease........            --        327,000
  Expenses incurred related to warrants issued to third
    parties.................................................            --        139,000
  Deferred income taxes.....................................       290,000     (1,448,000)
  Minority interest in subsidiaries' income.................        15,000             --
  Equity in income from unconsolidated subsidiary...........            --         89,000
  Changes in assets and liabilities:
    Accounts receivable.....................................    (5,672,000)      (329,000)
    Inventories.............................................      (191,000)      (143,000)
    Prepaid and other assets................................    (2,579,000)    (6,848,000)
    Accounts payable........................................     9,490,000     11,262,000
    Accrued expenses........................................       991,000      1,724,000
                                                              ------------   ------------
  Net cash provided by operating activities.................     6,691,000      1,388,000
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (9,194,000)   (26,522,000)
  Acquisition of MSN, net of cash acquired..................    (2,325,000)            --
  Acquisition of INTERLINK, net of cash acquired............    (8,250,000)            --
                                                              ------------   ------------
Net cash used in investing activities.......................   (19,769,000)   (26,522,000)
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations.....................       (55,000)      (115,000)
  Payments on notes payable.................................      (538,000)    (1,295,000)
  Purchase of treasury shares...............................      (594,000)            --
  Payments/borrowings on line of credit, net................     1,948,000     (1,688,000)
  Proceeds from exercise of options and warrants............     4,784,000        383,000
  Proceeds from sales of common stock.......................            --      2,897,000
  Payments on convertible debt..............................            --     (6,000,000)
  Payments on short term notes payable......................            --     (9,000,000)
  Proceeds from short term notes payable....................            --     12,426,000
  Borrowings under Lucent credit facility...................            --     23,935,000
  Proceeds from issuance of convertible debt................    10,000,000             --
                                                              ------------   ------------
Net cash provided by financing activities...................    15,545,000     21,543,000
                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents........     2,467,000     (3,591,000)
                                                              ------------   ------------
Cash and cash equivalents at beginning of period............     4,734,000      9,631,000
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $  7,201,000   $  6,040,000
                                                              ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1998         1999
                                                              ----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $  398,000   $ 2,253,000
  Income taxes paid.........................................   1,334,000       817,000

NON-CASH TRANSACTIONS:
  Issuance of common stock and promissory notes in
    connection with acquisition of MSN:
    Promissory Notes........................................     672,000            --
    Common Stock............................................     880,000            --

  Issuance of warrants in connection with financings and to
    other third parties.....................................          --       915,000

  Issuance of common stock in connection with conversion of
    convertible debentures..................................     497,000     2,006,000

  Network construction costs incurred and included as
    accounts payable to be financed through Lucent credit
    facility................................................          --    12,000,000

  Refinancing of operating lease............................          --     2,554,000

   The accompanying notes are an integral part of these financial statements.

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements include the accounts of Telscape International, Inc. and its subsidiaries (collectively, the "Company"). The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 1998 and September 30, 1999 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1998.

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

CONCENTRATION OF RISK--MEXICO

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

    The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that pay in U.S. dollars. In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. Significant adverse effects from any downturns in the Mexican economy could result in an adverse effect on the Company's operations. The Company also has a significant amount of its payables denominated in pesos, which exposes the Company to exchange rate risk. In addition, the Company has begun construction of a fiber-optic long distance network in Mexico which will significantly increase its operations in Mexico.

NEW ACCOUNTING STANDARDS

    SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--FINANCIAL STATEMENTS (CONTINUED)

fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

NOTE 2--EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share is calculated as follows:

                                                FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                              -------------------------   ------------------------
                                                 1998          1999          1998         1999
                                              ----------   ------------   ----------   -----------
BASIC
  Net income (loss) as reported.............  $  869,000   ($ 3,695,000)  $1,361,000   ($9,637,000)
  Weighted average common shares
    outstanding.............................   5,547,651      6,994,998    4,877,604     6,568,371
  Basic earnings (loss) per share...........  $     0.16   $      (0.53)  $     0.28   $     (1.47)

DILUTED
  Net income (loss) as reported.............  $  869,000   ($ 3,695,000)  $1,361,000   ($9,637,000)
  Weighted average common shares
    outstanding.............................   5,547,651      6,994,998    4,877,604     6,568,371
  Weighted average diluted potential common
    shares outstanding......................   2,680,633      2,281,057    2,910,535     2,135,921
  Weighted average common and dilutive
    potential common shares outstanding.....   8,228,284      9,276,056    7,788,139     8,704,292
  Diluted earnings (loss) per share.........  $     0.11   $      (0.40)  $     0.17   $     (1.11)

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 2--EARNINGS (LOSS) PER SHARE (CONTINUED)

    Diluted EPS for the three and nine months ended September 30, 1999 was not disclosed on the Unaudited Condensed Consolidated Statement of Operations as the effect is anti-dilutive. Certain performance based warrants issued in connection with the Company's acquisitions vested upon the achievement of certain operating performance measures. In accordance with SFAS 128, these contingently issuable shares were included in the calculation of diluted EPS when all the necessary conditions were met. For purposes of the diluted EPS calculations for the three and nine months ended September 30, 1999, there were 1,170,367 and 1,238,367 options and warrants outstanding, respectively, which were not included in the calculation of diluted EPS as their exercise prices were greater than the average market price of the Company's common stock during the period and inclusion of these securities in the calculation would result in an anti-dilutive effect.

NOTE 3--CONSTRUCTION IN PROGRESS

    The Company began construction of a long distance fiber optic network in Mexico late in the second quarter of 1999. Provided that the necessary funding is obtained, the Company expects that the network will be completed in the fourth quarter of 1999 and become operational in the first quarter of 2000.

    Amounts incurred through September 30, 1999 on the network total
$30.9 million of which $14.2 million has been funded through the Lucent Facility. As of September 30, 1999, there are approximately $12.0 million in costs due to Lucent classified as accounts payable awaiting funding under the Lucent Facility once the remaining conditions precedent to additional fundings under the Lucent Facility are satisfied.

    The Company estimates that there are an additional $10-$15 million in expenditures related to the network and its network expansions which will not be funded through the Lucent Facility.

NOTE 4--NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

    The Company's notes payable and capital lease obligations consist of the following:

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1998             1999
                                                              -------------   --------------
Deere Park Convertible Subordinated Debentures, bearing
interest at 8%, convertible into Common Stock, maturing
three years from closing....................................   $3,935,000          994,000

Gordon Brothers Convertible Debentures, bearing interest at
8%, convertible into Common Stock, maturing on May 29, 1999, secured by substantially all assets of Interlink
Communications, Inc. and stock of Telereunion, Inc., repaid
in May of 1999..............................................    4,996,000               --

Non-interest bearing promissory notes, imputed interest at
10%, unamortized discount of $228,000 and $167,000,
respectively, issued in connection with Integracion
acquisition, maturing at various dates through January 1,
2001........................................................    1,713,000        1,299,000

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1998             1999
                                                              -------------   --------------
Promissory note issued to repurchase common stock, payable
in six semi-annual installments through May 20, 2000, and
bearing interest at 6%, secured by common shares
repurchased.................................................      150,000          100,000

Capital lease obligations payable in monthly installments of
$13,258 including principal and interest, maturing at
various dates through December 1, 2003 secured by equipment
and furniture...............................................      221,000          424,000

Non-interest bearing promissory note, imputed interest at
10%, unamortized discount of $49,000 and $0, respectively,
issued in connection with MSN acquisition, remaining amount
due paid in full on       June 17, 1999.....................      430,000               --

Revolving credit facility maturing July 31, 1999 bearing
interest at prime plus 1%, secured by accounts receivable...    1,688,000               --

Promissory note, interest at 10.62%, payable in 36 equal
monthly installments of $52,234 including principal and
interest, maturing April 1, 2002, secured by equipment......           --        1,371,000

Promissory note, interest at 10.93%, payable in 36 equal
monthly installments of $14,700 including principal and
interest, maturing June 1, 2002, secured by equipment.......           --          406,000

Promissory note, interest and payment terms described below,
maturing January 1, 2005, secured by equipment..............           --        4,462,000

Promissory note, interest and payment terms described below,
maturing January 1, 2005, secured by equipment..............           --        1,119,000

Senior Notes, interest and payment terms described below,
maturing November 5, 2000...................................           --          850,000

$2.0 million Senior notes, interest at 8%, maturing
December 18, 2000...........................................           --        2,000,000

Unsecured promissory note, interest and payment terms
described below, maturing November 24, 1999.................           --          576,000

Promissory notes, interest and payment terms described
below, maturing August 27, 2004, secured as described
below.......................................................           --       23,935,000
                                                               ----------       ----------

Total notes payable and capital leases......................   13,133,000       37,535,000

Current portion.............................................    7,710,000        8,707,000
                                                               ----------       ----------

Long term portion...........................................   $5,423,000       28,828,000
                                                               ----------       ----------

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

    The annual maturity of the debt indicated above for the five years following September 30, 1999 are $809,000 in 1999, $3,635,000 in 2000, $10,230,000 in
2001, $6,832,000 in 2002 and $7,732,000 in 2003 and $8,297,000 in 2004 and
following.

    On January 11, 1999, the Company signed a financing arrangement with a finance company which provides for funding of equipment purchases of up to $7.0 million through December 31, 1999. The financing is structured as loans maturing January 1, 2005. The loans provide for payments of interest only through January 1, 2000. Thereafter, payments of principal and interest are due quarterly. Interest is calculated on available basis during the interest only period at 425 basis points above the 90 day commercial paper rate. Interest thereafter is calculated at 500 basis points above the five year Federal Reserve Treasury Constant Maturity Rate. The Company has drawn approximately
$5.6 million under this facility through November 5, 1999, of which $2.5 million resulted in refinancing equipment, which was previously financed through an operating lease. The Company is not in compliance with certain financial covenants under this loan facility and has secured a waiver from the finance company of their rights under the agreement to enforce default provisions due to non compliance with these financial covenants for the third quarter of 1999. The Company also agreed that should the lender in the Lennox facility decide to terminate the Lennox facility prior to funding the entire $10.0 million amount of the facility, the finance company may declare a default under the agreement and accelerate the maturity date. The amounts outstanding under this facility of $5.6 million have been classified as current in the financial statements as of September 30, 1999. The Company may have to request additional waivers from the finance company due to non compliance with financial covenants in future quarters. The Company cannot guarantee that the finance company would provide the Company with additional waivers in which case they could enforce the default provisions and accelerate the maturity date. Should that be the case, there is no guarantee that the Company would be able to obtain a replacement facility. A default under this agreement could trigger cross defaults with several of our other obligations totaling $31.3 million at September 30, 1999.

    In July 1999, the Company received a bridge loan of $3.0 million from Lucent ("Lucent Bridge Loan"). The Lucent Bridge Loan was repaid on August 27, 1999, upon the funding of the Lucent facility. In connection therewith, the Company issued to Lucent warrants to purchase an aggregate of 85,000 shares of Common Stock at an exercise price of $8.50 per share. The warrants have a term of three years.

    On May 7, 1999, the Company issued $6,850,000 in Senior Notes (the "Senior Notes") originally maturing in November 2000. E. Scott Crist, CEO of the Company, is holder of the remaining $850,000 balance of the Senior Notes ("Crist Loan"). The maturity of the Crist Loan can be extended unilaterally by the Company through January 4, 2001. In the event that the Crist Loan is not paid by November 5, 1999, then Mr. Crist will be issued an additional 31,805 warrants. In the event that the Crist Loan is not paid by May 5, 2000, then Mr. Crist will be issued an additional 31,805 warrants. As a result, the Crist Loan is classified as long-term in the financial statements as of September 30, 1999. The Company repaid $6,000,000 of the Senior Notes on August 27, 1999, upon the funding of the Lucent facility. The Crist Loan bears interest at 8% from May through November 6, 1999. Thereafter, the interest rate increases by 1 percent for each month after November 6, 1999. Pursuant to the terms of the Senior Notes, the Company issued to the holders of the Senior Notes a total of 256,315 warrants at an exercise price of $6.68. The proceeds from the Senior Notes were utilized to repay the entire principal amount of the Gordon Brothers Convertible Debentures plus $1.1 million in exit fees. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

of 0%, expected volatility of 53.91%, risk free interest rate of 5% and expected life of 3 months. The resulting cost of approximately $398,000 will be amortized as interest expense over three months.

    On June 18, 1999, the Company issued $2,000,000 in Senior Notes (the "$2 Million Senior Notes") maturing December 18, 2000. The $2 Million Senior Notes are subject to optional prepayment provisions allowing the Company to prepay a portion or all of the outstanding principal amount without premium or penalty. The $2 Million Senior Notes bear interest at 8% from June through December 17, 1999. Thereafter, the interest rate increases by 1 percent for each month after December 17, 1999. The Company also issued to the holders of the $2 Million Senior Notes a total of 62,501 warrants with an exercise price of $8.00 per share and a term of three years. In the event that the $2 Million Senior Notes are not paid by December 18, 1999, then the holders will be issued an additional 62,501 warrants. In the event that the $2 Million Senior Notes are not paid by June 18, 2000, then the holders will be issued an additional 62,501 warrants in which case the final maturity date is December 18, 2000. The Company may unilaterally extend the maturity date of the $2 Million Senior Notes an additional 60 days beyond December 18, 2000. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 53.91%, risk free interest rate of 5% and expected life of 2 months. The resulting cost of approximately $116,000 will be amortized as interest expense over two months.

    In July 1999, the Company's Revolving Credit Facility expired and the Company repaid all amounts outstanding at that time.

    On July 28, 1999, the Company issued an unsecured and subordinated promissory note in the amount of $576,000 maturing on November 24, 1999. The Company may prepay this note with no penalty subject to the following limitations. In the event that the Company's common stock closes above $11 per share for the five consecutive trading days prior to November 24, 1999, the Company may elect to pay the holder the principal amount in cash plus accrued interest at a rate of 15% per annum. In the event that the price of the Company's stock is greater than $5.25 per share and less than $11 per share at the time of maturity, the Company must provide the holder of the note with 91,042 shares of the Company's common stock as payment of the note and no interest shall be owing. In the event that the price of the Company's common stock is less than $5.25 per share, the Company agrees to pay the note in cash at maturity plus accrued interest at 15% per annum.

    On August 27, 1999, Telscape International, Inc., the registrant, along with its subsidiaries, Telereunion S.A. de C.V. ("Telereunion"), Telereunion International, S.A. de C.V., Telereunion, Inc., Telscape USA, Inc., MSN Communications, Inc., Interlink Communications, Inc., TSCP International, Inc., Vextro De Mexico S.A. de C.V., Servicios Corporativos Vextro, S.A. de C.V., Telscape de Mexico S.A. de C.V., N.S.I. S.A. de C.V., Lan and Wan S.A. de C.V. and M.S. Noticias y Telecomunicaciones, S.A. de C.V. (collectively, the "Borrowers") signed a credit agreement ("Credit Agreement") with Lucent Technologies, Inc. ("Lucent").

    The Credit Agreement provides for up to $40 million in financing. The registrant borrowed $23.9 million under the Credit Agreement on August 27, 1999, of which $9.0 million was utilized to repay the $3.0 million Lucent Bridge Loan and $6.0 million of the Senior Notes and $14.9 million was utilized to pay for costs directly related to construction of the network and debt offering costs. Subsequent loans under

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

the Credit Agreement are subject to the satisfaction of certain conditions precedent, one of which has not been satisfied as of the date of this filing.

    The Credit Agreement provides for principal payments on each Loan to be made in nine installments with the first installment due on the first anniversary of the closing date with each succeeding installment due in six month increments. The amount of the payment on each installment shall be a percentage of the total aggregate amount of the Loan, as follows: installments 1-2: 5%; installments 3-4: 10%; installments 5-6: 12.5%; installments 7-9: 15%. In addition, the Credit Agreement provides for annual mandatory prepayments beginning in the year ended December 31, 2000 equal to 50% of Excess Cash Flow of such year. Excess Cash Flow is defined in the Credit Agreement and includes EBITDA (as defined) less certain items including capital expenditures, payments of indebtedness, income tax payments, and equity investments in telecommunications companies.

    Interest under the Credit Agreement is calculated, at the Borrowers' option, at either the London interbank offered rates plus an Applicable Margin or the Bank of America, N.A. prime lending rate plus an Applicable Margin. Applicable Margin is defined as follows: Year 1: 5.75%; Year 2: 6.00%; Year 3: 6.25%; Year 4: 6.75%, Year 5: 7.25%. The Company has the option of borrowing under the Credit Facility for interest payments until the first anniversary date of the closing date. There is a 0.75% commitment fee on the unutilized and undrawn commitment until the commitment termination date, which is on the first anniversary of the closing date of the Credit Agreement.

    The Credit Agreement is secured by substantially all of the assets of the Company including the network assets, accounts receivable, the capital stock and equity interests of the subsidiaries of Telscape International, and all other tangible and intangible assets of the Company excluding encumbered assets at the time of signing.

    The Credit Agreement includes several covenants including financial performance covenants as well as covenants which limit the ability of the Company to take on additional borrowings, merge with or acquire other companies without the lender's prior approval.

    On October 22, 1999, the Company signed a loan agreement with Lennox
Invest Ltd., a BVI Corporation, which provides for funding of up to $10.0 million (the "Lennox Facility"). Each individual funding under the agreement is to be evidenced by a Promissory Note maturing 180 days from its respective funding. A total of $1.5 million has been funded on this facility, which bears interest at 10% per annum. Interest on each Note is to be paid at maturation of the respective Note. For every $1,000,000 advanced under the agreement, the Company is obligated to issue a three year warrant to Lennox to acquire 35,714 shares of the Company at an exercise price related to the market price of the common stock. For every $1,000,000 that is outstanding for more than one month, the Company is obligated to issue an additional three-year warrant to acquire 35,714 shares of the Company. For every $1,000,000 that is outstanding for more than two months, the Company is obligated to issue a third three-year warrant to acquire 35,714 shares of the Company. Either party may terminate the agreement after the funding of $3 million without any further liability. The collateral provided for under the Lennox Facility consists of Telscape common stock owned directly or indirectly by certain members of management provided on a formula basis based on the level of borrowings outstanding under the Lennox Facility and the market value of the Company's common stock.

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--SEGMENT INFORMATION

    The Company has two reportable segments: International Long Distance and Advanced Services. Revenues in the International Long Distance segment are generated on a retail and wholesale basis. Revenues in the Advanced Services segment are generated from Network Solution services, Customer Relationship Management and Broadband Services and Products. The Company provides international long distance services to customers in the United States and in Mexico. Advanced Services are provided to customers in the United States, Mexico and Latin America. The Company measures segment profit as earnings before interest, depreciation, amortization of intangibles, other income and taxes (EBITDA).

    Revenues, operating information and identifiable assets by business segment are as follows:

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   --------------------------
                                              1998          1999           1998          1999
                                           -----------   -----------   ------------   -----------
Revenues
  International long distance:
    Retail...............................  $13,044,000   $15,054,000   $ 45,471,000   $49,726,000
    Wholesale............................    9,839,000     4,025,000     26,641,000    11,764,000
  Advanced services:
    Network solutions....................   10,127,000     2,636,000     24,525,000     9,935,000
    Customer relationship management.....      939,000     2,563,000      1,883,000     5,589,000
    Broadband services and products......    2,580,000     2,335,000      3,786,000     6,327,000
                                           -----------   -----------   ------------   -----------
Total revenues...........................  $36,529,000   $26,613,000   $102,306,000   $83,341,000
Operating income (loss) before interest,
  depreciation and amortization
  International long distance............  $ 2,735,000   $(2,659,000)  $  5,309,000   $(2,795,000)
  Advanced services......................      940,000       756,000      2,071,000       513,000
  Corporate and other....................     (533,000)   (1,035,000)    (1,222,000)   (2,575,000)
                                           -----------   -----------   ------------   -----------
Total operating income (loss) before
  interest, depreciation and
  amortization...........................  $ 3,142,000   $(2,938,000)  $  6,158,000   $(4,857,000)
  Depreciation and amortization..........  $   960,000   $ 1,601,000   $  2,218,000   $ 4,638,000
Operating income (loss) as reported on
  the Statements of Operations...........  $ 2,182,000   $(4,539,000)  $  3,940,000   $(9,495,000)
                                           -----------   -----------   ------------   -----------
Capital Expenditures
  International long distance............  $ 3,152,000   $20,910,000   $  8,443,000   $25,241,000
  Advanced services......................      345,000       522,000        749,000     1,245,000
  Corporate and other....................        1,000         1,000          2,000        36,000
                                           -----------   -----------   ------------   -----------
      Total capital expenditures.........  $ 3,498,000   $21,433,000   $  9,194,000   $26,522,000
                                           ===========   ===========   ============   ===========

                 TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--SEGMENT INFORMATION (CONTINUED)

                                                              DECEMBER 31, 1998    SEPTEMBER 30, 1999
                                                              ------------------   -------------------
Identifiable assets
  International long distance...............................      $21,819,000         $ 63,582,000
  Advanced services.........................................       37,043,000           36,302,000
  Corporate and other.......................................       21,469,000           21,532,000
                                                                  -----------         ------------
      Total identifiable assets.............................      $80,331,000         $121,416,000
                                                                  ===========         ============

    Information concerning principal geographic areas is as follows:

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   --------------------------
                                              1998          1999           1998          1999
                                           -----------   -----------   ------------   -----------
Revenues
  United States..........................  $24,972,000   $20,791,000   $ 75,317,000   $66,065,000
  Mexico.................................   11,065,000     5,200,000     26,407,000    15,525,000
  Latin America..........................      492,000       622,000        582,000     1,751,000
                                           -----------   -----------   ------------   -----------
Total revenues...........................  $36,529,000   $26,613,000   $102,306,000   $83,341,000
                                           ===========   ===========   ============   ===========

                                                              DECEMBER 31, 1998    SEPTEMBER 30, 1999
                                                              ------------------   -------------------
Fixed assets, net of accumulated depreciation
  United States.............................................      $ 7,297,000          $14,105,000
  Mexico....................................................        5,174,000           37,462,000
  Latin America.............................................        2,105,000            1,475,000
                                                                  -----------          -----------
Total fixed assets..........................................      $14,576,000          $53,042,000
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

    Following is a summary of revenues in each segment by types of services provided.

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   --------------------------
                                              1998          1999           1998          1999
                                           -----------   -----------   ------------   -----------
INTERNATIONAL LONG DISTANCE:
  Retail.................................  $13,044,000   $15,054,000   $ 45,471,000   $49,726,000
  Wholesale..............................    9,839,000     4,025,000     26,641,000    11,764,000
ADVANCED SERVICES:
  Network solutions......................   10,127,000     2,636,000     24,525,000     9,935,000
  Customer relationship management.......      939,000     2,563,000      1,883,000     5,589,000
  Broadband services and products........    2,580,000     2,335,000      3,786,000     6,327,000
                                           -----------   -----------   ------------   -----------
    Total revenues.......................  $36,529,000   $26,613,000   $102,306,000   $83,341,000
                                           ===========   ===========   ============   ===========

    In the International Long Distance Segment, the Company derives its revenues from the sale of U.S. outbound international long distance services to Latin America, principally Mexico. The Company provides these services on a wholesale basis to other carriers and on a retail basis through the sale of prepaid phone cards. The Company has been focusing on the expansion of its retail prepaid calling card brand, TELEFIESTA-REGISTERED TRADEMARK-, as the long distance business has come under increasing competitive pressure and contracting margins. As pricing pressures have affected the international long distance revenues, management has elected to dedicate its network assets to supporting its retail business due to management's belief that the retail business has greater long term value. The Company intends to expand its retail offerings in the future as it expands it network facilities. The Company started offering prepaid calling cards for sale in Mexico during the third quarter. The Company believes that owning a long distance network in Mexico will increase the percentage of minutes of traffic it carries on-net, enabling it to increase revenues, margins and profitability and ensure quality of service on both international and domestic long distance traffic. The Company began construction of their network late in the second quarter of 1999 and expects to complete it by the end of the year. As of the end of the third quarter, obligations and expenditures incurred by the Company for its network in Mexico, accounted for as construction in progress, totaled $30.9 million

    In the Advanced Services Segment, the Company derives its revenues principally from three areas: Network Solutions, Customer Relationship Management and Broadband Services and Products.

    The Company provides Network Solution services to private and public sector customers in Mexico. Revenues from these services are expected to soften due to the Company's efforts to restructure its product and services offerings to concentrate on higher margin value-added services and away from lower margin equipment-only sales and may soften as a result of weakening economic conditions in Mexico. As traditional telecommunications services become more of a commodity, the Company believes that Network Solution services will become an increasingly important component of the Company's service offerings. The Company has leveraged its systems integration expertise to provide outsourced network management services to local and multi-national business customers in Mexico. A natural migration is occurring in the Network Solutions business as customers migrate from private networking solutions to solutions that depend on the public network. The Company believes that the build-out of the Mexican Network will enhance its ability to provide these services by allowing it to provide a complete package of network solutions and data, voice, video and Internet services under one umbrella to its customers.

    The Company provides Customer Relationship Management services through its customer management call center in Mexico. This call center was established in late 1997 with the signing of the contract with the U.S. Embassy. Revenues from these services have increased significantly with the expansion of the facility and the addition of other customers including the Mexican Ministry of Foreign Affairs. The Company expects revenues from these services to continue to grow in the future. The Company has secured a new facility for the call center that will allow it to increase its capacity from its current operator base of approximately 180 to approximately 700. The Company expects to occupy the new facility and have it in full operation by early in the first quarter of 2000.

    The Company provides Broadband Services and Products through its INTERLINK subsidiary. INTERLINK operates a satellite teleport facility in Mountain View, California and provides voice, video, data and Internet services including fractional and full T-1 data broadcast, dedicated circuits and private line up-link and down-link services in the U.S., Latin America and other parts of the world. INTERLINK has expanded its product offering to include Bandwidth-on-Demand, Integrated Services Digital Network ("ISDN") video conferencing and Internet-through-satellite services. INTERLINK serves as an Internet backbone provider to Internet service providers ("ISPs") and universities in remote areas where access to high speed fiber optics is limited, such as the case in many Latin American countries.

    In the second quarter of 1999, the Company began the construction of the Mexican Network, a combined fiber-optic and microwave long distance network, connecting the Gulf region of Mexico with certain key Mexican cities. The first stage of the Mexican Network consists of 650 km of fiber optic cable and microwave, circuit switched type of transmission and switching facilities, in the Gulf region of Mexico from Mexico City to Puebla, Puebla to Veracruz and Veracruz to Poza Rica. The Company intends to lease and swap capacity from other long distance providers to connect with the central (Mexico City, Guanajuato and Guadalajara) and northeast (Monterrey) regions of Mexico, and to install switching facilities in Mexico City and Monterrey. In May 1999, the Company signed an agreement with Avantel S.A., which owns the second largest network in Mexico, to exchange strands of fiber along 1100 kilometers of Avantel's network from Poza Rica to Reynosa (providing the Company with a border crossing) to Monterrey for strands of fiber along 650 kilometers of the Company's network. The agreement is subject to regulatory approval. The Company believes that more than half of the domestic long distance traffic and nearly half of the domestic residential long distance traffic originates in the region that will be serviced by the Mexican Network. The Company is currently negotiating fiber exchange agreements with other concessionaires. The Company's Mexican Network, when complete, will link 22 cities and towns and cover, including interconnection agreements, the majority of the population in Mexico. As of the end of the third quarter, obligations and expenditures incurred by the Company for its network in Mexico, accounted for as construction in progress, totaled $30.9 million.

GROSS PROFIT.

    The Company has been experiencing pricing pressure on its international long distance services resulting in lowering of gross profit percentage and contribution. The Company has not been able to reduce its termination costs as quickly as prices have declined in the international long distance business and has relied partially on certain lower margin outsourcing arrangements to support its prepaid calling cards. Upon the completion of its own long distance network in Mexico, expected in early 2000, the Company believes that the percentage of minutes of traffic it carries on-net will increase, effectively lowering its termination costs.

    In its Advanced Services segment, the Company has been successful in increasing the overall percentage of revenues derived from enhanced, value-added services and as a result has seen a significant increase in gross profits as a percentage of revenues from these services.

    OPERATING EXPENSES. With the selection of Lucent to engineer, furnish and install the Company's long distance network in Mexico, the Company is moving into a period of significant investment in facilities and human resources. As a result, the Company expects operating expenses to continue to increase.

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1998

    REVENUES decreased from $36,529,000 in 1998 to $26,613,000 in 1999. This decrease of $9,916,000, or 27.1%, was due principally to the Company's decision to reduce sales to distributors of low margin equipment in Mexico, a decline in the Company's international long distance revenues, a decrease in the Company's Broadband services and products and the weakened economic conditions in Mexico. These declines were offset by an increase in revenues from the Company's Customer Relationship Management services. Network Solutions revenues in Mexico decreased $7,491,000 from $10,127,000 in 1998 to $2,636,000 in 1999. This decline is largely attributable to the Company's refocusing on higher margin products and a general slowdown in the market caused by weakened economic conditions in Mexico and concerns about the Y2K virus. Wholesale international long distance revenues decreased $5,814,000 from $9,839,000 in 1998 to $4,025,000 in 1999. Retail international long distance revenues increased $2,010,000 from $13,044,000 in 1998 to $15,054,000 in 1999. Customer
Relationship Management services revenues increased $1,624,000 from $939,000 in 1998 to $2,563,000 in 1999 as the Company increased its operator positions to accommodate higher demand for its services. Broadband Services and Products revenues decreased $245,000 from $2,580,000 in 1998 to $2,335,000 in 1999 due to decreased sales of manufacturing products in this quarter.

    COST OF REVENUES decreased from $29,727,000 in 1998 to $23,602,000 in 1999, or $6,125,000. The 20.6% decrease in cost of revenues was due principally to the decrease of revenues offset by the increased costs associated with the international long distance services. The cost of revenues as a percentage of revenues increased from 81.4% to 88.7%, or 7.3%, due principally to the increase in costs of revenues as a percentage of revenues associated with international long distance revenues offset by the effect of relatively lower costs of revenues from the Company's Advanced Services business.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $3,660,000 in 1998 to $5,949,000 in 1999, or $2,289,000. The 62.5% increase in
SG&A was due to the overhead necessary to support the growth in the Company's Customer Relationship Management operations, the increased staffing associated with the Mexican network build out and increased staffing at existing operations to meet the additional resource requirements associated with these operations.

    Overall SG&A as a percentage of revenues increased from 10.0% to 22.4%, or 12.4%, due to the factors stated above.

    DEPRECIATION AND AMORTIZATION increased from $960,000 in 1998 to $1,601,000 in 1999, or $641,000. This increase is due to an increase in goodwill amortization associated with the acquisition INTERLINK. In addition, depreciation increased as a result of the Company's continuing expansion of its communications network, which includes purchases of switches and other telecommunications equipment and facilities. The Company expects depreciation expense to increase as it continues to expand its telecommunications network.

    INTEREST INCOME (EXPENSE), NET increased from ($272,000) in 1998 to ($445,000) in 1999, or ($173,000). This increase was mainly due to an increase in the Company's level of borrowings, including the financing agreement used to finance approximately $5.6 million in equipment, the Lucent credit agreement and the Senior Notes. During the third quarter of 1999, the Company capitalized interest expense attributable to its Mexico network construction in the amount of $194,000.

    OTHER INCOME (EXPENSE) decreased from ($403,000) in 1998 to $1,000 in 1999, or $404,000. The Company recognized a foreign exchange gain of $367,000 in the third quarter of 1999 as compared to a foreign exchange loss of (581,000) in the third quarter of 1998. In addition, the Company incurred $292,000 in amortization of debt offering costs. Included in debt offering costs are warrants the Company issued to the holders of the Deere Park Convertible Debentures, Gordon Brothers Convertible Debentures, the Lucent Bridge Loan, the Senior Notes and the $2 Million Senior Notes. These warrants were valued utilizing the Black-Scholes pricing model and the resulting amount is amortized as interest expense over the life of the notes.

    INCOME TAX BENEFIT (EXPENSE) changed from an income tax expense of ($652,000) in 1998 to an income tax benefit of $1,288,000 in 1999. The Company's overall effective tax benefit for the three months ended September 30, 1999, was 25.9% which reflect the tax benefits recognized on the losses realized offset by permanent items, the most significant of which is the non deductible nature of goodwill amortization.

    NET INCOME (LOSS). The Company experienced net income of $869,000 in 1998 as compared to a net loss of ($3,695,000) in 1999 due to a combination of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    REVENUES decreased from $102,306,000 in 1998 to $83,341,000 in 1999. This decrease of $18,965,000, or 18.5%, was due principally to the Company's decision to reduce sales to distributors of low margin equipment in Mexico, a decline in the Company's international long distance revenues in its wholesale segment, and weakened economic conditions in Mexico. These declines were offset by an increase in revenues from the Company's Customer Relationship Management services, the incremental sales of the Company's INTERLINK subsidiary, which was acquired in May 1998, and an increase in the Company's international long distance revenues on a retail basis. As a result, Network Solutions revenues in Mexico decreased $14,590,000 from $24,525,000 in 1998 to $9,935,000 in 1999.
This decline is largely attributable to the Company's refocusing on higher margin products and a general slowdown in the market caused by the weakened economic condition in Mexico and concerns about the Y2K virus. Wholesale international long distance revenues decreased $14,877,000 from $26,641,000 in 1998 to $11,764,000 in 1999. Retail international long distance revenues increased $4,255,000 from $45,471,000 in 1998 to $49,726,000 in 1999. Customer
Relationship Management services revenues increased $3,706,000 from $1,883,000 in 1998 to $5,589,000 in 1999 as the Company increased its operator positions to accommodate higher demand for its services. Broadband Services and Products revenues increased $2,541,000 from $3,786,000 in 1998 to $6,327,000 in 1999.

    COST OF REVENUES decreased from $86,783,000 in 1998 to $72,861,000 in 1999, or $13,922,000. The 16.0% decrease in cost of revenues was due principally to the decrease of revenues offset by the increased costs associated with the international long distance services. This decrease in cost of revenues was also offset by the incremental cost of revenues associated with the acquisition of INTERLINK. The cost of revenues as a percentage of revenues increased from 84.8% to 87.4%, or 2.6%, due principally to the higher cost of revenues as a percentage of revenues associated with the Company's international long distance services. This increase was offset partially by the decrease in cost of revenues as a percentage of revenues associated with the Customer relationship management revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $9,365,000 in 1998 to $15,337,000 in 1999, or $5,972,000. The 63.8% increase in
SG&A was due to the overhead necessary to support the growth in the Company's Customer Relationship Management operations, the incremental SG&A related to the acquisition of INTERLINK, the increased staffing associated with the Mexican network build out and increased staffing at existing operations to meet the additional resource requirements associated with these operations.

    Overall SG&A as a percentage of revenues increased from 9.2% to 18.4%, or 9.2%, due to the factors stated above.

    DEPRECIATION AND AMORTIZATION increased from $2,218,000 in 1998 to $4,638,000 in 1999, or $2,420,000. This increase is due to an increase in goodwill amortization associated with the acquisitions of Telereunion and INTERLINK. In addition, depreciation increased as a result of the Company's continuing expansion of its communications network, which includes purchases of switches and other telecommunications equipment and facilities. The Company expects depreciation expense to increase as it continues to expand its telecommunications network.

    INTEREST INCOME (EXPENSE), NET increased from ($513,000) in 1998 to ($2,250,000) in 1999, or ($1,737,000). This increase was mainly due to an increase in the Company's level of borrowings, including the Deere Park Convertible Debentures and Gordon Brothers Convertible Debentures issued in connection with the INTERLINK acquisition, the Senior Notes and the $2 Million Senior Notes.

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

    Lastly, the Company recognized additional interest expenses related to its equipment financing agreements and the Lucent Credit agreement.

    OTHER INCOME (EXPENSE) increased from ($504,000) in 1998 to ($1,431,000) in 1999, or $(927,000). The Company recognized a foreign exchange gain of $262,000 in the first nine months of 1999 as compared to a foreign exchange loss of ($768,000) in the first nine months of 1998. In addition, the Company incurred $1,152,000 in amortization of debt offering costs. Included in debt offering costs are warrants the Company issued to the holders of the Deere Park Convertible Debentures, Gordon Brothers Convertible Debentures, the Lucent Bridge Loan, the Senior Notes and the $2 Million Senior Notes. These warrants were valued utilizing the Black-Scholes pricing model and the resulting amount is amortized as interest expense over the life of the notes.

    INCOME TAX BENEFIT (EXPENSE) changed from an income tax expense of ($1,547,000) in 1998 to an income tax benefit of $3,539,000 in 1999. The
Company's overall effective tax benefit for the nine months ended September 30, 1999, was 26.9% which reflect the tax benefits recognized on the losses realized offset by permanent items, the most significant of which is the non deductible nature of goodwill amortization.

    NET INCOME (LOSS). The Company experienced net income of $1,361,000 in 1998 as compared to a net loss of $(9,637,000) in 1999 due to a combination of the factors discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $6,691,000 and $1,388,000 for the nine months ended September 30, 1998 and September 30, 1999, respectively. The Company's operating results contributed to the decline in cash from operating activities.

    Net cash used in investing activities was ($19,769,000) and ($26,522,000) for the nine months ended September 30, 1998 and September 30, 1999, respectively. For the nine months ended September 30, 1998, the Company expended approximately $9.1 million on purchases of, or deposits on, property and equipment as part of the Company's network expansion strategy. In addition, the Company acquired MSN for $2.3 million, net of cash acquired and INTERLINK for $8.3 million, net of cash acquired. For the nine months ended September 30, 1999, the Company expended approximately $26.5 million on purchases of property and equipment as part of the Company's network expansion strategy.

    Net cash provided by financing activities was $15,545,000 and $21,543,000 for the nine months ended September 30, 1998 and September 30, 1999, respectively. During the nine months ended September 30, 1999, the Company realized approximately $3.3 million (net of commissions) from sales of its common stock and exercise of options and warrants. The Company also received $12,426,000 in short term financing and $23,935,000 in financing under the Lucent credit facility. The Company made payments of $1,295,000 on its notes payable, $6,000,000 on its convertible debt, $9,000,000 on its short term financings and $1,688,000 on the Revolving Line of Credit.

    As of September 30, 1999, the Company had cash and cash equivalents of $6,040,000 and negative working capital of $27.0 million. Of this $27.0 million, approximately $12.0 million represents accounts payable incurred in connection with the construction of the Mexican Network, $5.1 million represents long term debt reclassified as short term due to a covenant default and $3.2 million represents other network expenditures classified as short term obligations. The Company plans to finance the $12.0 million under the Lucent credit agreement subject to availability as discussed below.

    In the fourth quarter of 1998, the Company signed a financing arrangement with a finance company, which provides for funding of equipment purchases of up to $6.0 million through May 1999. The financing is structured as loans maturing three years from funding at interest rates 550 basis points above the Federal Reserve Treasury Constant Maturity Rate. The Company has drawn approximately $2.0 million in the first nine months of 1999 under this facility.

    On January 11, 1999, the Company signed a financing arrangement with a finance company which provides for funding of equipment purchases of up to $7.0 million through December 31, 1999. The financing is structured as loans maturing January 1, 2005. The loans provide for payments of interest only through January 1, 2000. Thereafter, payments of principal and interest are due quarterly. Interest is calculated on available basis during the interest only period at 425 basis points above the 90-day commercial paper rate. Interest thereafter is calculated at 500 basis points above the five year Federal Reserve Treasury Constant Maturity Rate. The Company has drawn approximately
$5.6 million under this facility through August 15, 1999, of which $2.5 million resulted in refinancing equipment, which was previously financed through an operating lease. The Company is not in compliance with certain financial covenants under this loan facility and has secured a waiver from the finance company of their rights under the agreement to enforce default provisions due to non compliance with these financial covenants for the third quarter of 1999. The Company also agreed that should the lender in the Lennox facility decide to terminate the Lennox facility prior to funding the entire $10.0 million amount of the facility, the finance company may declare a default under the agreement and accelerate the maturity date. The amounts outstanding under this facility of $5.6 million have been classified as current in the financial statements as of September 30, 1999. The Company may have to request additional waivers from the finance company due to non compliance with financial covenants in future quarters. The Company cannot guarantee that the finance company would provide the Company with additional waivers in which case they could enforce the default provisions and accelerate the maturity date. Should that be the case, there is no guarantee that the Company would be able to obtain a replacement facility. A default under this agreement could trigger cross defaults with several of our other obligations totaling $31.3 million at September 30, 1999.

    In the fourth quarter of 1998, the Company entered into a stock purchase agreement with third parties (the "Stock Purchase Commitment"), which allows the Company to sell at the Company's option (subject to certain conditions precedent), up to $5.0 million of the Company's Common Stock. The sale price of the Common Stock is equal to the average of the previous 5 days closing prices less a 20% discount. The Company sold 250,000 shares of Common Stock realizing approximately $1.3 million (net commissions) in the fourth quarter of 1998. These shares were sold on December 18, 1998, and may not be re-sold by the purchasers for nine months from such date. In the first quarter of 1999, the Company sold an additional 296,296 shares of Common Stock, realizing approximately $1.9 million (net of commissions). These shares were sold on March 15, 1999, and may not be re-sold by the purchasers until July 31, 1999. In July of 1999, the Company sold an additional 146,000 shares of Common Stock, realizing approximately $924,000 in proceeds. In addition, the Company received $576,000 in the form of a short-term loan which is due on November 24, 1999.

    In July 1999, the Company received a bridge loan of $3.0 million from Lucent ("Lucent Bridge Loan"). The Lucent Bridge Loan was repaid upon the funding of the Credit Facility. In connection therewith, the Company issued to Lucent warrants to purchase an aggregate of 85,000 shares of Common Stock at an exercise price of $8.50 per share. The warrants have a term of three years.

    On August 27, 1999, Telscape International, Inc., the registrant, along with its subsidiaries, Telereunion S.A. de C.V. ("Telereunion"), Telereunion International, S.A. de C.V., Telereunion, Inc., Telscape USA, Inc.,
MSN Communications, Inc., Interlink Communications, Inc., TSCP
International, Inc., Vextro De Mexico S.A. de C.V., Servicios Corporativos Vextro, S.A. de C.V., Telscape de Mexico S.A. de C.V., N.S.I. S.A. de C.V., Lan and Wan S.A. de C.V. and M.S. Noticias y Telecomunicaciones, S.A. de C.V. (collectively, the "Borrowers") signed a credit agreement ("Credit Agreement") with Lucent Technologies, Inc. ("Lucent").

    The Credit Agreement provides for up to $40 million in financing. The registrant borrowed $23.9 million under the Credit Agreement on August 27, 1999, of which $9.0 million was utilized to repay the $3.0 million Lucent Bridge Loan and $6.0 million of the Senior Notes and $14.9 million was utilized to pay for costs directly related to construction of the network debt offering costs. Subsequent loans under the Credit Agreement are subject to the satisfaction of certain conditions precedent, one of which has not been satisfied as of the date of this filing.

    On May 7, 1999, the Company issued $6,850,000 in Senior Notes (the "Senior Notes") originally maturing in November 2000. E. Scott Crist, CEO of the Company, is holder of the remaining $850,000 balance of the Senior Notes ("Crist Loan"). The maturity of the Crist Loan can be extended unilaterally by the Company through January 4, 2001. In the event that the Crist Loan is not paid by November 5, 1999, then Mr. Crist will be issued an additional 31,805 warrants. In the event that the Crist Loan is not paid by May 5, 2000, then Mr. Crist will be issued an additional 31,805 warrants. As a result, the Crist Loan is classified as long-term in the financial statements as of September 30, 1999. The Company repaid $6,000,000 of the Senior Notes on August 27, 1999, upon the funding of the Lucent facility. The Crist Loan bears interest at 8% from May through November 6, 1999. Thereafter, the interest rate increases by 1 percent for each month after November 6, 1999. Pursuant to the terms of the Senior Notes, the Company issued to the holders of the Senior Notes a total of 256,315 warrants at an exercise price of $6.68. The proceeds from the Senior Notes were utilized to repay the entire principal amount of the Gordon Brothers Convertible Debentures plus $1.1 million in exit fees. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 53.91%, risk free interest rate of 5% and expected life of 3 months. The resulting cost of approximately $398,000 will be amortized as interest expense over three months.

    On June 18, 1999, the Company issued $2,000,000 in Senior Notes (the "$2 Million Senior Notes") maturing December 18, 2000. The $2 Million Senior Notes are subject to optional prepayment provisions allowing the Company to prepay a portion or all of the outstanding principal amount without premium or penalty. The $2 Million Senior Notes bear interest at 8% from June through December 17, 1999. Thereafter, the interest rate increases by 1 percent for each month after December 17, 1999. The Company also issued to the holders of the $2 Million Senior Notes a total of 62,501 warrants with an exercise price of $8.00 per share and a term of three years. In the event that the $2 Million Senior Notes are not paid by December 18, 1999, then the holders will be issued an additional 62,501 warrants. In the event that the $2 Million Senior Notes are not paid by June 18, 2000, then the holders will be issued an additional 62,501 warrants in which case the final maturity date is December 18, 2000. The Company may unilaterally extend the maturity date of the $2 Million Senior Notes an additional 60 days beyond December 18, 2000. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 53.91%, risk free interest rate of 5% and expected life of 2 months. The resulting cost of approximately $116,000 will be amortized as interest expense over two months.

    In July 1999, the Company's Revolving Credit Facility expired and the Company repaid all amounts outstanding at that time.

    As of September 30, 1999 and the date of this filing, the Company has an outstanding receivable of $1.4 million from a customer of its Mexican Network Solutions services subsidiaries. This receivable has been outstanding since December 31, 1998. The Company has been forced to utilize legal resources to enforce collection of this amount. In the event that the Company determines that this amount or a portion of the amount is uncollectible in the future, the Company may be forced to incur a charge in excess of its current reserve for uncollectibles of $467,000.

    The Company's debt at September 30, 1999 totaled $37.5 million, resulting in a debt to equity ratio of 119% as compared to $13.1 million and 38%, respectively, as of December 31, 1998 and $3.2 million and 14%, respectively, as of December 31, 1997. Fully funding the Lucent Facility will significantly increase the Company's leverage. In addition, the Company estimates that there are an additional $10-$15 million in expenditures related to the Mexican Network and its network expansion which will not be funded through the Lucent Facility. In the first nine months of 1999, the Company incurred losses and had negative cash flow from operations. The Company does not expect that cash flow from operations will be sufficient to meet these capital expenditures and debt repayments requirements when they are due without additional financing. The Company intends to finance its growth, principal and interest obligations under existing debt obligations and additional capital investments required for its planned facility expansion through vendor financing and the sale of debt or equity securities (or a combination of both). There can be no assurance that the Company will be able to obtain additional financing on commercially reasonable terms, if at all, to fund its losses generated from operations, to fund its capital expenditures, to fund its debt service obligations as they become due or to fund strategic investment alternatives. The Company is also exploring various strategic investment alternatives. There can be no assurance that the Company will be able to identify any future joint ventures, acquisitions, mergers or strategic alliances or that, if identified, the Company will be able to successfully execute these transactions. If necessary funds are not available, the Company's business and results of operations and the future expansion of its business could be materially adversely affected.

    The Company is not in compliance with certain financial covenants under lease agreements with a finance company that funded $5.6 million in equipment for us earlier this year. The Company has secured a waiver from the finance company of their rights under the agreement to enforce default provisions due to non compliance with these financial covenants for the third quarter of 1999. The Company also agreed that should the lender in the Lennox facility decide to terminate the Lennox faciltiy prior to funding the entire $10.0 million amount of the facility, the finance company may declare a default under the agreement and accelerate the maturity date. The amounts outstanding under this facility of $5.6 million have been classified as current in the financial statements as of September 30, 1999. The Company may have to request additional waivers from the finance company due to non compliance with financial covenants in future quarters. The Company cannot guarantee that the finance company would provide the Company with additional waivers in which case they could enforce the default provisions and accelerate the maturity date. Should that be the case, there is no guarantee that the Company would be able to obtain a replacement facility. A default under this agreement could trigger cross defaults with several of our other obligations totaling $31.3 million at September 30, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

                                 UNCERTAINTIES

    The Company continues to face many risks and uncertainties, including general and specific market economic risks. Exploitation of opportunities presented by the Mexican market is expected to require substantial capital. To the extent the Company's Mexican subsidiaries do not have a positive net cash flow from operations in 1999, it can be expected that the Company would have to fund any shortfalls from its working capital. In addition, any capital expenditures needed to expand the operations of the Mexican subsidiaries would likely be funded out of the working capital of the parent corporation or through additional financings to the extent the Company can secure these. Any such fundings would reduce the funds available to finance and expand the Company's strategy to compete in the international long distance services business. Also, any economic crises in Mexico could result in the need to fund any cash flow shortfalls of the Company's Mexican subsidiaries. As of September 30, 1999, the Company had cash and cash equivalents of $6,040,000 and negative working capital of $27.0 million. Of this $27.0 million, $12.0 million represents accounts payable incurred in connection with the construction of the Mexican Network, $5.1 million represents long term debt reclassified as short term due to a covenant default and $3.2 million represents other network expenditures classified as short term obligations. The Company plans to finance the $12.0 million under the Lucent credit agreement subject to availability as discussed above.

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

    The international long distance market, although large and rapidly growing, is also very competitive. The Company competes in this market with companies that have greater experience and substantially greater resources, both financial and otherwise. In recent months, competition in the industry has seen dramatic trends which have resulted in decreased prices which have impacted the Company's revenues, margins and cash flow. In addition, the Company faces certain additional risks in competing in this market, including changes in U.S. and foreign government regulations and telecommunications standards, dependence on strategic partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. In addition, the Company could be adversely affected by a reversal in the trend toward deregulation of telecommunication markets. The Company will be increasingly exposed to these risks as the Company expands its presence in this market. The Company's growth in this business is dependent on its ability to expand its capacity through investments in additional facilities or entering into termination arrangements with other carriers. There can be no assurance that the Company will be successful in raising the capital required to fund the additional facilities or to enter into such arrangements with other carriers, in which case the Company's operations, the future growth in this business and the ability to compete effectively against competitors with significantly more resources could be materially adversely affected.

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

    In June 1998, Telereunion S.A. de C.V. ("Telereunion S.A."), a subsidiary of the Company, received a 30-year, facilities-based carrier license from the Mexican government allowing it to construct and operate a long distance network in Mexico (the "Concession"). Under the terms of the Concession, Telereunion S.A. was to have begun operations on its network as of June 3, 1999. In addition, under the terms of the Concession, Telereunion S.A. is required to meet certain capitalization thresholds prior to beginning operations. The Company has petitioned the Comision Federal de Telecomunicaciones (the "COFETEL"), the equivalent of the Federal Communications Commission in the United States, to have the Concession amended to extend the start of operations date and waive or amend the equity and debt to equity requirements. The Company obtained a waiver from the COFETEL allowing it to delay the beginning of its network operations by December 3, 1999. The Company cannot confirm that it will meet this deadline at the time of this filing and may have to obtain a further waiver on this matter. Although several other concessionaires have received certain waivers for defaults under their respective concessions, there can be no assurance that these amendments will be obtained from the COFETEL. If such amendments are not obtained, the Company will not have the right to operate the Mexican Network which could have a material adverse effect on the Company's ability to effectuate its business plan and its financial condition.

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

    The Company does not currently hedge against the risk of foreign exchange rate fluctuations. See further discussion in Item 3--Quantitative and Qualitative Disclosures about Market Risk.

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

    Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to year-end. The Company intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 Readiness Program. An integral part of the Company's non-information technology systems, its telecommunications switches, however, may not currently be Year 2000 compliant. The respective vendors of the Company's switches are in the process of reviewing their switches for Year 2000 readiness. However, there can be no assurance that such switches are Year 2000 compliant and that the Company will not experience switch related problems in Year 2000. In addition to other reasons, the production of accurate and timely customer invoices depends upon the generation of accurate and timely underlying data by the Company's switches. The Company does not believe that its other non-information technology systems will be affected by the Year 2000, but will not know definitively until the Company tests and evaluates such equipment. While the Company continues to exert efforts to test and determine the state of readiness of its systems, the Company cannot presently confirm that all the required Year 2000 compliance testing and conversions have been completed nor can it confirm that they shall be completed before the end of the year.

    The Company's computer systems interface with the computers and technology of many different domestic and international telecommunications companies on a daily basis. If one of these telecommunication companies should fail or suffer an adverse effect from a Year 2000 problem, the Company's customers could experience impairment of services. The Company considers the Year 2000 readiness of its international customers and vendors of particular importance given the general concern that the computer systems abroad may not be as prepared as those in domestic operations to handle the century change. As part of its Year 2000 Readiness Program, the Company continues to contact its key vendors and customers to ascertain whether the systems used by such third parties are Year 2000 compliant.

COSTS

    The Company has not incurred any material costs to date to reprogram, replace and test its Systems for Year 2000 compliance. The Company doesn't expect that any remaining costs will be significant; though such expenditures may increase materially following testing of non-information technology systems and evaluation of the Year 2000 compliance status of integral third party vendors and customers. Any additional costs incurred in connection with the Company's Year 2000 compliance efforts will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with generally accepted accounting principles.

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

CONTINGENCY PLAN

    At this time, the Company does not have a formal contingency plan. The Company intends to develop contingency plans to handle Year 2000 system failures experienced by its Systems and to handle any necessary interactions with the computers and technology of any integral non-complying third party. The Company expects that its plan shall continue to be under development throughout the remainder of this year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to financial market risks, including interest rate risk and foreign currency exchange risk. During the third quarter of 1999, insofar as the Company is concerned, there were no material changes in financial market risks except for the changes in the Mexican peso exchange rate to the U.S. dollar as described below.

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

PART II. OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

VEXTRO DE MEXICO, S.A. DE C.V. VS. CONTINENTAL COMNET HOLDINGS, INC.

    In September 1999, Telscape International, Inc., and Vextro S.A. de C.V. (collectively, the "Company") filed a lawsuit against Continental Comnet Holdings Inc. (collectively, the "Defendants"). The Company has filed a complaint for breach of contract. The Company has prayed for relief to include payments of amounts outstanding in the amount of no less than $1.4 million plus attorney's fees and costs. The lawsuit is pending in the U.S. District Court for the Southern District of Texas.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. See Index to Exhibits on page 30.

    (b) Reports on Form 8-K.

    On September 20, 1999, the Company filed a report on Form 8-K reporting that the Company had signed a credit agreement with Lucent Technologies, Inc. for up to $40 million in financing.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TELSCAPE INTERNATIONAL, INC.
                                                       (Registrant)

                                                       By:              /s/ E. SCOTT CRIST
                                                            -----------------------------------------
                                                                          E. Scott Crist
Date: November 15, 1999                                        CEO AND PRINCIPAL EXECUTIVE OFFICER

                                                       By:              /s/ TODD M. BINET
                                                            -----------------------------------------
                                                                          Todd M. Binet
                                                                          PRESIDENT, CFO
Date: November 15, 1999                                            PRINCIPAL FINANCIAL OFFICER

                                                       By:            /s/ PAUL FREUDENTHALER
                                                            -----------------------------------------
                                                                        Paul Freudenthaler
                                                                     CHIEF ACCOUNTING OFFICER
Date: November 15, 1999                                            PRINCIPAL ACCOUNTING OFFICER

                               INDEX OF EXHIBITS

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
        10.25           Outside Directors Stock Option Plan of the Polish Telephones
                          and Microwave Corporation (Incorporated herein by
                          reference to Exhibit 10.24 to the Company's Registration
                          Statement No. 333-60271)

        10.26           Form of Financing Agreement by and between the Company and
                          Newbridge Financial Services Networks dated as of
                          December 7, 1998 (Incorporated herein by reference to
                          Exhibit 10.26 to the Company's Report on Form 10-K for the
                          year ended December 31, 1998)

        10.27           Form of Financing Agreement by and between the Company and
                          NTFC Capital Corporation dated as of January 11, 1999
                          (Incorporated herein by reference to Exhibit 10.27 to the
                          Company's Report on Form 10-K for the year ended
                          December 31, 1998)

        10.28           Form of Securities Purchase Agreement by and between the
                          Company and Kendu Partners and MDNH Partners, L.P. dated
                          as of December 18, 1998, and Exhibit B to this agreement
                          representing the Form of Registration Rights Agreement
                          (Incorporated herein by reference to Exhibit 10.28 to the
                          Company's Report on Form 10-K for the year ended
                          December 31, 1998)

        10.29           Form of Securities Purchase Agreement by and between
                          Telscape International, Inc., INTERLINK
                          Communications, Inc. and Cahill, Warnock, Strategic
                          Partners Fund, L.P. dated as of May 5, 1999, Exhibit A
                          representing the form of the Increasing Rate Secured
                          Promissory Note, Exhibit B representing the form of
                          Warrant, and Exhibit C representing the Security
                          Agreement. (Incorporated herein by reference to
                          Exhibit 10.29 to the Company's Report on Form 10-Q for the
                          quarter ended March 31, 1999)

        10.30           Form of Securities Purchase Agreement by and between
                          Telscape International, Inc., INTERLINK
                          Communications, Inc. and Cahill, Warnock, Strategic
                          Partners Fund, L.P. dated as of June 18, 1999, Exhibit A
                          representing the form of the Increasing Rate Secured
                          Promissory Note, Exhibit B representing the form of
                          Warrant, and Exhibit C representing the Security
                          Agreement and Amendment No. 1 to Securities Purchase
                          Agreement. (Incorporated herein by reference to
                          Exhibit 10.30 to the Company's Report on form 10-Q for the quarter ended June 30, 1999)

        10.31           Securities Purchase Agreement dated July 19, 1999 by and
                          between Telscape International, Inc., Telscape USA, Inc.,
                          TSCP International, Inc., MSN Communications, Inc. and
                          Lucent Technologies Inc., together with a Form of Demand
                          Note in the principal amount of $3,000,000 payable to
                          Lucent Technologies Inc. attached as Exhibit A; a Form of
                          Stock Purchase Warrant for Lucent Technologies Inc. for
                          85,000 shares of Common Stock of Telscape
                          International, Inc. attached as Exhibit B; and a Security
                          Agreement by and between Telscape International, Inc.,
                          Telscape USA, Inc., MSN Communications, Inc., TSCP
                          International, Inc. and State Street Bank and Trust
                          Company attached as Exhibit C. (Incorporated herein by
                          reference to Exhibit 10.31 to the Company's Report on
                          form 10-Q for the quarter ended June 30, 1999)

        10.32           Credit Agreement dated August 27, 1999 by and between
                          Telscape International, Inc., Telereunion S.A. de C.V.,
                          Telereunion International, S.A. de C.V.,
                          Telereunion, Inc., Telscape USA, Inc., MSN
                          Communications, Inc., Interlink Communications, Inc., TSCP
                          International, Inc., Vextro de Mexico S.A. de C.V.,
                          Servicios Corporativos, Telscape de Mexico S.A. de C.V.,
                          N.S.I. S.A de C.V., Lan and Wan S.A. de C.V., MS Noticias
                          y Telecomunicaciones, S.A. de C.V., and Lucent
                          Technologies Inc. (Incorporated herein by reference to
                          Exhibit 10.1 to the Company's Report on Form 8-K dated
                          September 20, 1999)

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
       *10.33           Loan Agreement dated October 22, 1999 by and between
                          Telscape International, Inc. and Lennox Invest Ltd.
                          Promissory Note dated October 22, 1999 in the principal
                          amount of $1,060,000 payable to Lennox Invest, Ltd., Stock
                          Pledge Agreement dated October 22, 1999, and Warrant
                          Certificate issued to Lennox Invest, Ltd. To purchase
                          35,714 shares of Common Stock of Telscape
                          International, Inc. dated October 22, 1999.

       *27.1            Financial Data Schedule 1999

------------------------

*   Filed herewith