Form 10-K
period 1999-12-31
TELSCAPE INTERNATIONAL INC
filed 2000-03-30
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                      _____________________________________

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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



                        COMMON  STOCK  ($.001  PAR  VALUE)
                        ----------------------------------
                                (TITLE OF CLASS)

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]    No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant (based on the closing price as reported on the Nasdaq National Market on March 15, 2000, was approximately $91,560,000. Shares of common stock held by each executive officer and director and by ach stockholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock as of March 15, 2000 was 7,989,762.

                          TELSCAPE INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-K REPORT
                                DECEMBER 31, 1999

                                                                            Page
                                                                            ----
Part  I

     Item  1.     Business.                                                    1

     Item  2.     Properties.                                                 18

     Item  3.     Legal  Proceedings.                                         18

     Item  4.     Submission of Matters to a Vote of Security Holders.        18

Part  II

     Item  5.     Market  for  Registrant's  Common  Equity  and  Related
                  Stockholder  Matters.                                       19

     Item  6.     Selected  Financial  Data.                                  20

     Item  7.     Management's  Discussion  and  Analysis  of
                  Financial  Condition  and  Results  of Operations.          21

     Item  7A.    Quantitative  and  Qualitative
                  Disclosures  about  Market  Risk                            31

     Item  8.     Financial  Statements  and  Supplementary  Data.            33

     Item  9.     Changes  in  and  Disagreements  with  Accountants
                  on  Accounting  and  Financial  Disclosure.                 62

Part  III

     Item  10.    Directors and Executive Officers of the Registrant.         63

     Item  11.    Executive  Compensation.                                    68

     Item  12.    Security  Ownership  of  Certain
                  Beneficial  Owners  and  Management.                        71

     Item  13.    Certain Relationships and Related Transactions.             72

Part  IV

     Item  14.    Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.                                                74

     The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such statements include, but are not limited to, statements under the captions "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K as to our plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its sales force, expand its customer base and enter international markets. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Furthermore, such forward-looking statements may be included in, but are not limited to, various filings made by us with the Securities and Exchange Commission (the "Commission"), or press releases or oral statements made by or with the approval of an authorized executive officer of ours.

     Management wishes to caution the reader that the forward-looking statements referred to above and contained in this Annual Report on Form 10-K regarding matters that are not historical facts involve and are based on numerous assumptions and predictions about future conditions that could prove not to be accurate. No assurance can be given that the future results will be achieved; actual events, transactions or results may differ materially as a result of risks facing us. Such risks include, but are not limited to, the effectiveness of management's strategies and decisions, changes in business conditions, changes in the telecommunications industry and the general economy, competition, changes in service offerings and risks associated with our limited operating history, entry into developing markets, managing rapid growth, international operations, dependence on effective information systems, ability to consummate acquisitions or enter into joint ventures with companies on terms acceptable to us and development of its network, as well as regulatory developments any of which could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Statements with respect to acquisitions and continued trends are forward-looking and involve risks and uncertainties. Furthermore, we have significant operations in Mexico, subjecting us to certain political and commercial risk. We undertake no obligation and do not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                     PART I

ITEM  1.     BUSINESS.
                                     GENERAL


     We are a U.S.-based, fully integrated communications company. We supply voice, video, data and Internet services principally to, from and within Latin America. Telereunion, one of our subsidiaries, has built a state-of-the-art fiber optic network in Mexico that will reach the vast majority of the Mexican population. We also own and operate a satellite teleport facility in Silicon Valley, which delivers an array of communications services to customers throughout North, Central and South America. In addition, we provide a full range of advanced services and products in Mexico to major public and private sector customers.

     We are currently engaged in two primary business segments: Voice Services and Advanced Services.

     Our Voice Services segment supplies international and domestic voice services, via switched and dedicated networks, principally to, from and within Latin America. Revenues in the Voice Services segment are generated on a retail and wholesale basis.

     Our Advanced Services segment is made up of three distinct lines of business: network solution services, customer relationship management and broadband services and other products. Advanced Services are provided to customers principally in Latin America. Our network solutions services offer a full range of network systems integration services. Our customer relationship management provides value added telecommunications services primarily through delivering custom developed solutions to client's call center needs. Our broadband services provides satellite teleport services to customers in the U.S. and Latin America.

     We believe we are well positioned to capitalize on the opportunities presented by the large and growing voice, video, data and Internet services market. We are in the process of significantly expanding our facilities-based telecommunications operations and over the next 12 months intend to broaden our service offerings in markets where we have established, or expect to establish, a significant presence. To enhance delivery of our services at the lowest possible cost, we have completed the construction of a 636 kilometer fiber optic and microwave network in Mexico. We have taken a "smart build" approach to the Mexican market. Through swapping fiber optic on that portion of our network, which we have constructed with that available from other concessionaires, we plan to have a network covering approximately 4,000 kilometers in Mexico. We have reached formal agreements or letters of intent to exchange fiber optic, bringing the total under some form of agreement to 3,300 kilometers as of the date of this filing. Our network is one of the largest in Mexico. Our Mexican network is a combined fiber-optic and microwave long distance network, connecting the United States, the Gulf region of Mexico and targeted Mexican cities. We believe our network in Mexico will allow us to enhance our service offerings to business customers in Mexico while also reducing our cost of terminating voice traffic into, out of and within Mexico. Our Mexican network will also include metropolitan fiber rings in some of the largest cities in Latin America, including Mexico City, Leon and Guadalajara. In those cities, which will have metropolitan fiber, we will more effectively address the last mile issue and provide a bundle of advanced networking services at a lower cost. Our Mexican network is currently being tested.

     Telereunion, S.A. de C.V., a subsidiary of ours, owns the Mexican network. Because of the unique ownership structure that we have employed, we believe that we are one of the only companies that can operate both in the U.S. and Mexico as one company, providing a unique competitive advantage. In November 1999, we issued 400,000 shares of our common stock and 100,000 warrants exercisable at $7.50 per share to the minority shareholders of Telereunion in exchange for an additional 27% of the economic interests of Telereunion. This transaction brought our economic interest up to 92% while our voting interest remains at 49%. However, three of our directors, who are Mexican citizens, collectively own another 18% of the voting interest of Telereunion, giving us effective control of Telereunion.

     In January 2000, we and Pointe Communications Corporation jointly announced a merger of our companies in an all-stock transaction. Pointe common stock is traded on the over-the-counter bulletin board under the symbol ''PCOM''. Pointe provides a wide array of telecommunications and network services, including CLEC operations, long distance, data, Internet, prepaid calling cards, carrier wholesale, and telecommuting services. Although we can provide no assurance, as of the time of this filing, it is expected that the merger with Pointe will be finalized during the second quarter of 2000 at which time the companies will begin operating under the common name of Telscape.
The terms of the original merger agreement called for us to issue our common stock to Pointe shareholders at an exchange ratio of 0.215054 of a share of our common stock for every share of Pointe common stock. Also, for each share of Pointe convertible preferred stock outstanding, we will issue one share of our convertible preferred stock (with rights and preferences substantially the same as the Pointe convertible preferred stock). On March 30, 2000, Telscape and Pointe agreed to an adjustment of the exchange ratio of approximately 4%. The adjusted ratio of shares is the result of a Pointe subsidiary, TeleCommute Solutions ("TCS"), which recently received $19 million in new financing led by the MCI WorldCom Venture Fund and others, remaining in the combined companies. The merger agreement had previously provided that TCS was to be spun off to Pointe shareholders prior to the consumation of the merger. Consequently, each share of Pointe stock will be exchanged for 0.223514 shares of our common stock.


INDUSTRY  BACKGROUND  AND  MARKET  DEMAND

Overview

     The international telecommunications industry is undergoing a period of fundamental change that has resulted, and is expected to continue to result, in significant growth in international telecommunications traffic and revenues. According to the World Telecommunication Development Report 1996/97 published by the International Telecommunications Union (''ITU'') on February 20, 1997 (the ''ITU Report''), the 1998 revenue of the global telecommunications industry is projected to exceed $1 trillion. According to TeleGeography 1999, revenues generated from the provision of international long distance services increased to $65.9 billion in 1997 from $26.8 billion in 1988, a compound annual growth rate of 10.6%. We believe that Latin American traffic, including traffic between the United States and Latin America, will continue to grow faster than the international telecommunications market as a whole as a result of (i) underlying economic growth within Latin America, (ii) growth of regional trade as a result of free trade initiatives such as NAFTA, Mercosur and the Andean Pact, (iii) deregulation and privatization of telecommunications carriers in the region,
(iv) projected regional increases in telephone density and (v) increasing demand for bandwidth-intensive applications.

     We believe that numerous factors have driven the growth in demand for international telecommunications products and services. Those factors include:
(i) the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications sector, (ii) declining prices and a wider selection of products and services driven by greater competition resulting from deregulation, (iii) increased telephone accessibility resulting from technological advances and greater investment in telecommunications infrastructure, including deployment of wireless networks, (iv) increased international business and leisure travel and (v) growth of computerized transmission of voice and data information. These trends have sharply increased the use of, and reliance upon, telecommunications products and services throughout the world. We expect these trends to continue for the foreseeable future.

     The growth in the use of telecommunications services and the rapidly changing international telecommunications market have created a significant opportunity for carriers such ourselves who can offer high quality, low cost comprehensive telecommunications products, systems and services. We believe that a high percentage of the world's business and residential consumers continue to be subject to high prices with poor quality and lack of availability of service which have been characteristic of many of the traditional monopolies in mail, telephony and telegraphy (PTT-Post, Telephone & Telegraph administrations). Demand for improved service and lower prices has created opportunities for private companies to compete in the international telecommunications market and has spurred a broadening of products and services. New technologies have contributed to improved quality and increased transmission capacity and speed. We therefore believe that recent and on-going deregulation and increasing access to telecommunications facilities in emerging markets will bring a high level of growth in the demand for telecommunications services outside the United States, particularly in Latin America.

     By eroding the traditional monopolies held by PTT (Post, Telephone & Telegraph administrations), many of which are or were wholly or partially government owned, deregulation is providing U.S.-based providers the opportunity to negotiate more favorable agreements with both the traditional administrations and emerging foreign providers. In addition, deregulation in certain foreign countries is enabling U.S.-based providers to establish local switching and transmission facilities to terminate their own traffic and carry international long distance traffic originating in those countries. Deregulation, privatization, the expansion of the resale market and other trends influencing the international telecommunications market are resulting in decreased termination costs, a proliferation of routing options and increased competition.

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

     Recent legislation and the World Trade Organization agreement among numerous countries are expected to lead to increased liberalization of the majority of the world's telecommunication markets. Specifically, the WTO Agreement created a framework under which 69 countries committed to liberalize their telecommunications laws to permit increased competition and, in most cases, foreign ownership in their telecommunications markets, beginning in 1998. The Telecommunications Act of 1996 established a framework for increasing competition in the U.S. telecommunications services market and the European Union's Services Directive abolished exclusive rights for the provision of voice telephony services throughout the European Union and the local Public Switched Telephone Network of any member country of the EU by January 1, 1998.

     We believe that the initiatives mentioned in the prior paragraph, as well as other proposed legislation and agreements, will provide increased opportunities for emerging competitive carriers such as Telscape to provide telecommunications services in targeted markets. Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of services and reduce prices. The industry's projections for substantially increased international minutes of use and revenue by 2000 are based in part on the belief that reduced pricing as a result of deregulation and competition will result in a substantial increase in the demand for telecommunications services in most markets.

Latin  America

     The telecommunications market in Latin America is undergoing a period of deregulation, privatization, increased competition and rapid growth. According to TeleGeography 1999, growth in the demand for telecommunications services across Latin America in 1996-1997 increased at a rate of 7.6%.

     We seek to focus on opportunities created by deregulation and market growth in the rapidly changing international telecommunications markets in Latin America. Countries in the Latin American region generally are experiencing a solid period of economic, business and infrastructure growth, reduced inflation and economic and political stability. Substantial opportunities exist for providers of telecommunications equipment, system integration, value-added services and voice and data services as Latin American countries move toward privatization and greater liberalization of their telecommunications markets.

     We believe that the small-to medium-sized business segment is the target market in many countries in Latin America for advanced services such as Internet, e-commerce, virtual private networks, teleconferencing, advanced phone, unified messaging, frame relay and asynchronous transfer mode technology. Unlike larger businesses that have the resources and traffic volume to support the internal development of a wide range of advanced services, developing and maintaining such services is not economical for smaller businesses. Accordingly, to meet these needs smaller businesses may either purchase such services or outsource their telecommunications services to third parties specializing in such services, such as Telscape. We believe that our experience and expertise in providing these services will enable us to compete in this market.

     We believe that we are well positioned to capitalize on these opportunities by providing high quality, low-cost comprehensive telecommunications services. As a rule, Latin American countries have historically suffered from extremely low telephone density, and the markets have been subject to characteristically inefficient, poor-quality service, as well as the unavailability of new and innovative systems and services. In addition, the Latin American markets in which we offer services or in which we seek to compete generally are characterized by a lack of fiber optic cable capacity. Existing satellite-based capacity offers limited capability to meet the increasing demand for bandwidth-intensive applications in our targeted countries in the region. There exists a critical and growing demand for the type of high-quality, innovative systems, products and services that we are currently providing and seek to provide in expanding in our current markets and exploiting the opportunities in new markets throughout Latin America.

     We believe that the Latin American region is poised for growth in telecommunications usage based on the political and economic changes in many Latin American countries that have modernized their economies, increased transparency in business and governmental practice and sustained strong economic growth. In addition, telecommunications growth will be spurred as a result of the recent and ongoing privatizations by many Latin American governments of their previously state-owned telecommunications monopolies, as well as ongoing liberalization of the regulatory frameworks in many countries in the region to promote competition in telecommunications services.

Mexico

     The market for telecommunications services in Mexico is undergoing rapid expansion. According to TeleGeography 1999, the volume of telecommunication traffic to Mexico increased 16.2% in 1996 and 58% in 1997. The 1997 traffic along the U.S.-Mexico route accounted for 12.1% of the U.S. international market and 88.6% of the Mexican international telecommunications market. According to a report issued by the Federal Communications Commission's (''FCC'') Common Carrier Bureau in November 1998, revenues for sales on the U.S.-Mexico route exceeded $1.1 billion in 1997.

     As a result of legislation enacted in 1995, Mexico began the process of opening the telecommunications market to competition. National and international long distance services were opened to competition in August 1996, subject to the issuance of individual concessions. Pure switched international resale is not allowed in Mexico to date. Advanced services are fully open to competition and subject to a simple registration process.

     We believe we are well positioned to take advantage of the growing demand for telecommunications services between the United States and Mexico. We currently provide a full range of systems integration and value-added services to major public and private customers. In June 1998, our subsidiary Telereunion S.A., received a concession from the national telecommunications regulatory agency, the Secretaria de Comunicaciones de Telecomunicaciones (''SCT''), which had allowed us to construct our Mexican network.

Other  Latin  American  Markets

     We intend to focus on opportunities created by deregulation of telecommunications services in other telecommunications markets in Latin America. Latin American markets have undergone rapid expansion as a result of regional and global deregulation.

     Countries within Latin America have different national regulatory schemes and are in varying stages of deregulation. The requirements for us to obtain the necessary approvals to offer value-added services and various other telecommunications services, including voice telephony, vary from country to country. In 1999 we entered into several transactions in Latin America including the provision of Internet services via satellite to Guatemala, Costa Rica and El Salvador, and the signing of interconnection and correspondent agreements with Telefonica de El Salvador.

Strategy

     Our objective is to become a leading provider of high quality, competitively priced, voice, video, data and Internet services principally to, from and within Latin America. Key elements of our strategy are to:


     - Expand Network Services. We intend to continue expanding our network by acquiring switching and transmission facilities and additional fiber optic and satellite transmission capacity for the provision of voice, video, data and Internet services to complement our existing U.S. and Mexico networks. We also intend to deploy Metropolitan Area Fiber where appropriate and the investment is justified. Our objectives in making these investments are to: (i) provide on-net capacity to allow growth in our voice services business; (ii) increase profitability for switched services by reducing the amount of our traffic terminated by other long distance carriers pursuant to resale arrangements; and (iii) use the expanded network as a platform to support advanced, bandwidth-intensive data and Internet applications.

     - Provide an Integrated Suite of Service Offerings. We plan to provide our commercial customers in Mexico with a comprehensive suite of telecommunications services, including international and domestic long distance services, systems integration, call centers, conference calling, Internet access and other broadband data services. We believe that providing multiple service offerings improves customer retention and the profitability of individual customer relationships. We believe that Telscape is one of the few companies to offer a wide array of high quality and competitively priced telecommunications services to commercial customers in Mexico, and we expect to pursue opportunities to provide similar services as we expand into other Latin American markets.

     - Expand Scope of Advanced Services Offerings. By leveraging our Mexican network and teleport assets and our extensive integration experience and customer base, we are implementing a strategy to become a leading Enabling Service Provider ("ESP"). As an ESP, we are creating the telecom and data center infrastructure for businesses to conduct electronic business and commerce. We will continue to provide on a more network-centric basis the e-business services that companies in Latin America need to conduct their internal communications. We are also currently launching e-commerce services for businesses that involve the next-generation communications and transactions with the external world. Some of these e-commerce services include enhanced IP transport and content delivery, network and systems management, hosting and collocation, security and customer care services. We believe that the Company will be in a position to become a premier e-commerce platform for companies, e-exchanges, content providers, and ASP's (applications service providers) interested in pursuing the Latin American and Hispanic markets.

     - Expand Scale and Scope of Retail Business. We believe that our Telefiesta prepaid cards position us for expanded growth in the retail sector of the international telecommunications market. We have recently launched a prepaid card in the Mexican market, providing us with a cost effective and efficient means of targeting the retail market. We are also in the process of launching our ''Telefiesta-Amigo'' program, a unique, one-plus long distance service in the United States targeted at Hispanic customers that not only call Mexico frequently but would also like to provide their counterparts in Mexico with a card to make Northbound calls at relatively favorable rates by using a Telefiesta card that is billed directly to their home telephone bill.

     - Pursue Strategic Alliances, Joint Ventures and Acquisitions. We continue to pursue strategic alliances, joint ventures and acquisitions to expand our business, increase our customer base, add network and circuit capacity, enter additional markets and develop new products and services. We seek to acquire interests in companies that have network facilities, service offerings or technologies that complement ours. Since 1996, we have completed six acquisitions, including a U.S.-based provider of satellite telecommunications services with access to satellites covering Central and South America, a U.S.-based prepaid card provider focused on Hispanic consumers in the United States and Latin American markets, three data and systems integration businesses in Mexico and a U.S.-based reseller of long distance services. In December 1999, we signed a merger agreement with Pointe Communications of Atlanta, Georgia.

                                    SERVICES

     Telscape currently operates in two primary businesses segments: Voice Services and Advanced Services. Our business lines within these segments are designed to serve our targeted commercial and consumer customers. Financial information about our business segments for each of the three years ended December 31, 1997, 1998 and 1999, are disclosed in Footnote 9 in the Notes to the Consolidated Financial Statements.

                                 VOICE SERVICES

Retail

     We provide national and international long distance services to consumers in the U.S., primarily first and second generation Hispanic individuals, through prepaid cards under our Telefiesta brand name. We believe that prepaid cards are the most effective vehicle in the short-term to provide long distance and other telecommunications services to our targeted Hispanic residential customer segment, as well as benefiting customers by enabling them to purchase the card anonymously and in various fixed dollar amounts. In 1998, we added dual-country capabilities to our prepaid cards, offering usage in both the U.S. and Mexico, and, we plan to add other countries throughout Latin America. Late in 1999, we started distribution of our cards directly to retail outlets throughout select cities in both Mexico and the U.S. Additionally, we are in the process of launching our Telefiesta-Amigo program, a unique residential long distance product based in the U.S. for this same target market. We believe that Telefiesta is one of the most widely recognized brand names for prepaid card services among the 30 million Hispanics in the U.S. and that it has historically enjoyed a market share of approximately 10% of the total U.S. prepaid card market to Latin America. Through our Telefiesta-Amigo program, we plan to leverage the brand recognition that Telefiesta enjoys in the Hispanic community. Our Telefiesta-Amigo program is an important initiative for us because it created subscribers.

Wholesale

     We provide wholesale carrier services to first and second-tier carriers in the U.S. to complement our retail traffic pattern. Providing both retail and wholesale services on our network allows us to maximize efficiency and better utilize our network. In addition, we negotiated advantageous rates in our targeted Latin American countries by leveraging our extensive relationships with local carriers. We market our wholesale capacity through a direct sales effort.

     We had fiscal 1999 revenues of approximately $77.3 million from our voice services, representing 72.4% of our consolidated revenues. One customer within this line of business represented $12.2 million, or 11.45%, of 1999 consolidated revenues.

                                ADVANCED SERVICES

     We provide a full range of advanced services to major public and private customers in Latin America .

Network  Solutions

     We are one of the largest systems integrators in Mexico, providing customized and turnkey solutions to corporations and institutions under the same management team since 1986. Services include developing, building, installing and servicing corporate voice, video and data networks. Post-sales support consists of maintenance contracts, outsourcing, network management and monitoring services. Although we expect that systems integration revenues will not increase as rapidly as those from our other lines of business, it will remain an important part of our strategy to introduce commercial customers to our other telecommunications services and essential in our strategy to provide our customers with a comprehensive suite of telecommunications services.

     Since 1992, we have been one of five distributors in Mexico of Nortel telecommunications equipment. We also distribute voice and teleconferencing products manufactured by Polycom, Centigram and VTEL and distribute, install and maintain data and networking equipment manufactured by 3Com Corporation, Nortel, Newbridge Networks, ADC Kentrox and Cisco. We are the largest Nortel and 3Com distributor in Mexico and are consistently recognized as the industry leader in systems integration.

     We anticipate that traditional long distance and local exchange services will increasingly involve sophisticated, application-oriented services such as audio, data and video conferencing, enhanced facsimile, telemarketing, interactive voice response, help-desk, advanced Internet and other content and service intensive value-added services. We have provided advanced services in Mexico since 1995, giving us both technical and marketing experience needed to compete in the advanced services market.

     Our sales and technical personnel are organized as teams that combine strong sales capabilities with specialized technical expertise in cutting-edge, product-specific areas such as asynchronous transfer mode and frame relay networks, virtual private networks and telemedicine-distance learning, help desks and teleconferencing solutions. For example, we were the first company in Mexico to offer conference call services. Our systems integration business also provides a natural channel to introduce, with a high degree of credibility, commercial customers to our other products and services, further broadening our relationships with our customers. For example, we now offer our Mexican clients the opportunity to take advantage of advanced bandwidth-on-demand and disaster recovery services through our teleport in Mountain View, California. We believe that much of the expertise developed in Mexico can be replicated in other Latin American countries. Network solutions customers in Mexico include the Mexican Stock Exchange, Pepsico (Frito Lay), Hewlett Packard, and Mabe (a GE joint venture).

Customer  Relationship  Management

     As traditional telecommunications services become more of a commodity, we believe that advanced services will become an increasingly important component of our service offerings. We have leveraged our systems integration expertise to provide outsourced network services, including help desk support and customer relationship management services.

     Our expanding presence in advanced services resulted in an outsourcing contract, signed in the third quarter of 1997, with the U.S. Embassy in Mexico City. The contract is a one-year contract and the U.S. government has the option to renew the contract for up to four additional one-year terms. The contract has been renewed for the first additional year through the fourth quarter of 1999 and was again renewed for another year in the first quarter of 2000. The U.S. Embassy system is designed to automate delivery of visa applications and enables callers to request visa information from either a live operator or from an automated touch-tone system. In connection with this contract, we established a call center in Mexico City, which we believe will serve as a platform for additional growth. In the fourth quarter of fiscal 1998, we received approval from the Mexican Ministry of Foreign Affairs to provide passport information and other information to the Mexican public via our help desk operations. During 1999, we obtained a contract to provide assistance to Hertz Car Rental for their reservation system needs.

     During the first quarter of 2000, we moved into a new, larger facility for our customer relationship management business. Our new premises consist of a 22,000 square feet building equipped with a training and recruiting area, quality assurance areas, 240 fiber optic telephone lines, an E1/T1 connection to the United States, dedicated lines connecting our facility to the U.S. Embassy and, among other security features, back-up electrical power. Our new premises presently host 160 attendant positions and can be expanded to up to 400 positions. By way of comparison, our prior facility was approximately 4,000 square feet in size and had reached its capacity of 120 attendant positions.

     On March 6, 2000, the U.S. Embassy announced that its Border Crossing Cards program has been modified. This program modification will result in the substitution of approximately 5 million identification cards. Our new facilities will allow us to manage this additional traffic while maintaining our high level of service to the U.S. Embassy. We are presently investing in additional systems including state-of-the-art workforce management and customer relationship management software. We plan on continuing our efforts to diversify our customer base and are moving a larger proportion of our U.S. customer service areas to our call center in Mexico, where we enjoy a relative cost advantage in comparison to our U.S.-based customer service facilities.

Broadband  Services

     Through our subsidiary, INTERLINK, we own and operate a satellite teleport facility in Mountain View, California. INTERLINK provides voice, video, data and Internet transport services including fractional and full T-1 data broadcast, dedicated circuits and private line up-link and down-link services to Latin America and other parts of the world. INTERLINK's satellite teleport has been operational for more than a decade and we believe it is among the most reliable in the U.S. INTERLINK's satellite teleport services both our network needs for our international long distance customers as well as INTERLINK's customers mainly in the telecommunications, broadcasting and weather service industries. In addition, INTERLINK has introduced Bandwidth-on-Demand, Integrated Services Digital Network videoconferencing and Internet-through-satellite services and also serves as an Internet backbone provider to Internet service providers (''ISPs'') in remote areas where access to high speed fiber optics is limited, as is the case in most Latin American countries. We believe that INTERLINK enjoys an excellent reputation within the industry for our reliability and services and has positioned us as a natural ''conduit'' to provide services from and to the United States with an emphasis on Latin America. We believe that INTERLINK has the ability to significantly expand our services and future revenue. INTERLINK also produces radar detectors, VSATs (Very Small Aperture

Terminals) and telecommunications amplifiers, which represent less than one fourth of INTERLINK's projected revenues for 2000. See discussion below under recent developments concerning the discontinuation of the production of these products.

     We had fiscal 1999 revenues of approximately $29.5 million from our Advanced services businesses, representing 27.6% of our consolidated revenues. No single customer within this line of business represented 10% or more of 1999 consolidated revenues.

                                     NETWORK

     We currently manage our own telecommunications network and utilize the transmission capacity of several carriers. We believe that increasing the percentage of traffic we carry on-net will enable us to increase margins and profitability and ensure quality. In addition, our use of multiple carriers increases cost efficiencies by establishing additional routing capability and enables us to obtain sufficient capacity to support our rapid growth.

     Our present network is comprised of leased and owned switches, fixed cost point-to-point fiber optic cable leases, leased satellite capacity to provide connectivity for many Central and South American cities and owned fiber optic cable in Mexico. We intend to expand our network primarily by (i) moving from the traditional circuit-based technology to packet-based technology as more advance voice applications are available and IP traffic demands it, (ii) acquiring additional satellite and fiber optic transmission capacity and (iii) installing switching equipment in targeted U.S. and Latin American markets. We expect that we will be able to realize significant cost savings by routing an increasing portion of our traffic on-net. Please see a more complete discussion of our network in Mexico below.

Switching  Facilities

     We own and operate a Nortel DMS-250, state-of-the-art digital switch in Houston, Texas with 11,520 ports. In addition to utilizing this switch as a tandem switch, we also utilize it to provide prepaid calling card services. We are currently installing a Lucent 5ESS international gateway switch in Houston, Texas, which will have 9,780 ports. We also have two Excel switches in Houston, which are being utilized both in a tandem mode as well as to provide prepaid calling card services and have approximately 3,100 ports each.

     In Monterrey, Mexico we have installed a Lucent 5ESS international gateway switch with 8,700 ports. We have also purchased a Lucent 5ESS international gateway switch with 7,620 ports to be installed in Mexico City. In addition, we have three Excel switches operational in Mexico with ports ranging from 1,440 to 3,744.

Satellite  Facilities

     In connection with our acquisition of INTERLINK in 1998, we acquired a teleport facility in Mountain View, California. We believe that this acquisition enhanced our position as an integrated telecommunications provider, and helps assure satellite capacity to our targeted markets in Latin America.

Network  Capacity

     We purchase transmission services on a per minute basis and lease transmission capacity on a fixed cost basis from a variety of local and long distance carriers. We are currently expanding our leased on-net capacity in an attempt to lower costs in our largest distribution areas. We obtain private line capacity from local domestic and international carriers. Our agreements with these carriers fix the private line cost for a minimum of one year. Our agreements with carriers provide that some international per minute rates may fluctuate with rate change notice periods varying from five days to one month. The variable nature of the cost of services and many of our contracts and agreements subject us to the possibility of unanticipated cost increases and the loss of cost-effective routing alternatives.

     We have signed a contract with a third party for the third party vendor to provide telecommunications services to us including the origination of inbound 800 dialed phone calls for our prepaid cards, and the termination of U.S.
domestic long distance and international long distance. The contract term is through June 1, 2001, and provides for a minimum monthly purchase commitment of $750,000 and a total purchase commitment of $31,110,000. We can cancel the minimum monthly purchase commitment with 30 days notice upon meeting our total minimum purchase commitment. We estimate that total purchases from this third party shall continue to exceed the minimum contractual requirements.

Telecommunications  Network  Management  and  Information  Systems

     Our network management and information systems enable us to (i) economically and efficiently route traffic over our network and the networks of other carriers, (ii) offer reliable services with high call completion rates and voice quality and (iii) manage an advanced voice, data and video multi-service platform. We believe that these systems, particularly their ability to provide flexible, high quality service to international destinations, provide us with a competitive advantage relative to many other providers of telecommunications services. We monitor our network and initiate changes to our overall switch network and traffic routing where appropriate to optimize routing and minimize costs. Because a substantial portion of the traffic carried by us terminates internationally and call completions vary by carrier, we monitor the call completion efficiencies of our suppliers. We intend to continue configuring large portions of our network with Common Channel Signaling System 7 (''SS7''). SS7 reduces voice call setup and connect time delays and provides additional technical capabilities and efficiencies for call routing and network engineering.

Network  Operations  Center

     We have a network operations center (''NOC'') in Mexico City, Mexico, which we will use to monitor and control all switches and other transmission equipment used in our network. The NOC operates seven days a week, 24 hours per day, 365 days a year. This NOC will be greatly enhanced by the state-of-the-art OSS (Operation Support Systems) tools acquired in connection with the buildout of the Mexican network, and will allow us to provide advanced billing, provisioning, customer care- help desk and network, systems and applications management services to voice, data and Internet customers.

Our  Mexican  network

     Our network philosophy is to invest in network facilities only after we have developed a customer base and to the extent such an investment can improve our network cost structure and services provided to our customers. We have developed a substantial presence in Mexico over the last 13 years, and, in June 1998, we, through Telereunion, received a concession, a 30-year, facilities-based carrier license, from the Mexican government. Telereunion is one of only 16 concession holders in Mexico. We have now completed the construction of our network in Mexico.

     Our Mexican network provides us with the following: (i) additional capacity to allow growth in our voice services business; (ii) increased profitability by bringing traffic on-net; and (iii) the ability to provide advanced, packet-based, bandwidth-intensive data and multimedia networking applications to commercial customers in Mexico.

     We built the first stage of our Mexican network, consisting of 636 km of fiber optic cable and microwave, circuit switched type of transmission and switching facilities, in the Gulf region of Mexico. The fiber optic cable consists of 48 strands. The first stage provides connectivity from Puebla to Veracruz to Poza Rica.

     We have taken a "smart build" approach to expanding our network coverage in Mexico. Due to the fact that we selected a very desirable region in which to construct our Mexican network, other carriers are interested in exchanging fiber on their own networks for fiber on our network. For instance, in May 1999, we signed an agreement to exchange eight strands of fiber on our network covering 636 kilometers for four strands of fiber on another carrier's network covering 1100 km. This exchange had the effect of tripling our network coverage for relatively little additional investment. In November 1999, we signed a letter of intent to exchange fiber with another carrier, which, upon consummation, will increase our network coverage by 550 kilometers. In December 1999, we entered into an agreement with another carrier to exchange fiber. Upon consummation of this December 1999 agreement as well as the other agreements described above, we will have a fiber optic network in Mexico of approximately 3,300 route kilometers, resulting in one of the largest networks in the country. The fiber obtained through this December 1999 agreement will connect the important cities of Puebla, Mexico City, Toluca, Queretaro, Leon and Guadalajara. In combination with our own buildout and the agreements described above, our Mexican network will connect Guadalajara, Leon, Queretaro, Toluca, Mexico City, Puebla, Veracruz, Poza Rica, Ciudad Victoria, Matamoros, Reynosa, Monterrey, San Luis Potosi and several other smaller cities in Mexico. The network will also include metropolitan fiber rings in some of the largest cities in Latin America, including Mexico City, Leon and Guadalajara. In those cities, which will have metropolitan fiber, we will more effectively address the last mile issue and provide a bundle of advanced networking services at a lower cost.

     We selected Lucent to engineer, furnish and install our network in Mexico. In August of 1999, we signed a loan agreement in which Lucent agreed to provide us with up to $40 million of long term financing. In January 2000, Lucent agreed to expand this commitment by $20 million, subject to certain conditions, including the merger with Pointe.

                        SALES, MARKETING AND DISTRIBUTION

VOICE  SERVICES

Retail

     We market our prepaid cards under the Telefiesta brand name. Our Telefiesta prepaid cards are sold through distributors to independent retail outlets throughout the United States. In the U.S., we have traditionally focused on building a substantial network of wholesale distributors that sell to sub-distributors and directly to retail outlets. The sub-distributors generally sell only to retail outlets. We intend to expand our internal sales department in order to sell directly to large retail chains, department stores, the tourist industry, airport and hotel gift shops, gas stations and other retail outlets owned or franchised by larger companies, both in the U.S. and Mexico.

     In the United States, we target heavily populated metropolitan areas with substantial Hispanic populations that generate significant international calling volume. Many of our distributors are members of such ethnic communities or otherwise have personal or business relationships in such communities. In developing relationships with distributors, we also focus on expansion into new geographic and metropolitan areas with substantial Hispanic populations. We believe that the success of our prepaid cards has created significant brand loyalty and encourages distributors and retail outlets to actively market our products.

     We regularly provide distributors and retail outlets with point of purchase advertising and explanatory materials. We frequently add new prepaid card products to our service offerings, and adjust our pricing for particular traffic segments in order to target certain customer groups, respond to competitive pressures and otherwise increase market share.

     In Mexico, in conjunction with the launch of our Telereunion prepaid card, we established a sales department at one of our subsidiaries to more aggressively develop distribution channels in which we are selling directly to the retail outlet, rather than through wholesale distributors as has been traditionally done in the U.S.

     We are launching our Telefiesta-Amigo program using direct distribution channels and have hired commissioned based sales teams to generate the initial sales for this product. We intend to engage in an extensive telemarketing effort whereby we will mine our present customer databases to solicit their long distance business. This telemarketing effort will take advantage of leads that we have obtained from several prepaid card promotions requesting user information as well as databases we have developed containing telephone numbers of callers that have shown past patterns including calls from the U.S. to Mexico.

Wholesale

     Our carrier resale department markets our international outbound switched and dedicated services on a wholesale basis to other telecommunications companies through a direct sales effort. To provide a more complete package of international rates to our customers, we intend to establish strategic relationships with entities that have gateways to international destinations, to complement the capacity we have with our Mexican network. When appropriate, we may establish in-country relationships for the termination of international long distance.

ADVANCED  SERVICES

Network  Solutions

     To serve the complex needs of our customers, we formed a team of sales and technical personnel that combines strong sales capabilities with specialized technical expertise in product-specific areas such as Private Branch Exchange (''PBX''), voice processing, Internet, video conferencing and asynchronous transfer mode and frame relay networks. We believe that this sales approach allows us to provide innovative solutions to complex systems integration projects.

     In Mexico, we promote our network solutions services through a combination of advertising, trade shows, direct mail and telemarketing. We historically utilized our own direct sales force but have recently developed a dealer network to broaden our distribution channel. Our product managers focus on cultivating relationships with one or more vendors and with coordinating sales efforts for their specific product lines.

     We market our network solutions services through advertising in trade magazines, telemarketing, direct mail and attending trade shows. We believe that our systems integration service base provides an excellent platform for the follow-up sales of advanced telecommunications services, since many of our customers have developed confidence in our ability to implement complex projects.

     Our direct sales effort begins with understanding the customer's business. Sales personnel then identify potential areas where our advanced services could improve the customer's business, suggesting specific services, customizing those services to meet the customer's specific needs, implementing network solutions and monitoring the results and potential changes in the customer's needs.

Customer Relationship  Management

     Until the recent expansion of our call center facilities, our capacity was largely utilized under our contract with the U.S. Embassy. Given the additional capacity, we intend to market and sell our bilingual capabilities to customers in the United States and Mexico through a direct sales effort.

Broadband  Services

     Our broadband services business markets with satellite teleport services to other telecommunications companies through a direct sales effort. Our service offerings include voice, video and data transport services including fractional and full T-1 data broadcast, dedicated circuits and private line up-link and down-link services to Latin America and other parts of the world. We have also introduced Bandwidth-on-Demand, ISDN videoconferencing and Internet-through-satellite services and also serve as an Internet backbone provider to ISPs in remote areas where access to high speed fiber optics is limited, as is the case in most Latin American countries. We have also begun cross-selling our teleport services through our network solutions sales force in Mexico and our international long distance wholesale carrier sales force in the U.S.

                                    CUSTOMERS

VOICE  SERVICES

Retail

     We market our prepaid cards primarily to Hispanic communities in the U.S. that generate high levels of international traffic to targeted Latin American countries where we have favorable termination agreements. We sell our prepaid cards through a network of distributors, who distribute the prepaid cards to independent retail outlets in 100 cities throughout the U.S. During the year ended December 31, 1998, no single distributor represented more than 10% of our overall revenues. During the year ended December 31, 1999, one distributor represented $12.2 million or 11.45% of our consolidated sales for the year ended December 31, 1999.

Wholesale

     Our wholesale customers are primarily other international carriers that seek termination services in one or more Latin American countries. During the year ended December 31, 1999, no single wholesale carrier customer represented more than 10% of our consolidated revenues.

ADVANCED  SERVICES

Network  Solutions  and  Customer  Relationship  Management

     We perform substantially all of our network solutions and customer relationship management services for business customers located in Mexico. Our network solutions business has worked with over 2,500 corporate customers in the last thirteen months. During the year ended December 31, 1999, no single network solutions or customer relationship management customer represented more than 10% of our overall revenues.

Broadband  Services

     Customers for our broadband services include other international carriers both in the U.S. and in Latin America which utilize our services as a low cost, dependable and high speed alternative to fiber optic connectivity between the U.S. and Latin America; private and public corporate companies which utilize our private line, dedicated circuits and bandwidth on demand services; and Latin American ISPs which utilize our services as a source for high-speed connectivity to Tier I Internet backbone providers in the U.S. During the years ended December 31, 1998, and 1999, no single satellite teleport services customer represented more than 10% of our consolidated revenues over the respective period then ended or of our consolidated for the years ended December 31, 1998 or 1999, respectively.

                          CUSTOMER SUPPORT AND BILLING

     We believe that reliable, sophisticated and flexible billing and information systems are essential to our ability to remain competitive in the global telecommunications market. Accordingly, we upgraded our billing system this year and are using a Compaq Proliant 5000 Server with Highland Lakes Billing Software. As part of our Mexico network construction, we have entered into a contract for the provision of a turnkey state-of-the-art operating support system (OSS) from a major U.S. vendor.

     Our billing system enables us to (i) accurately analyze network traffic, revenues and margins by customer and by route on a daily basis, (ii) validate carrier settlements, and (iii) monitor least cost routing of customer traffic. These reports produce efficiencies by reducing the need for monitoring by our employees. We believe that the accuracy and efficiency of our management information systems provide us with a significant strategic advantage over other emerging carriers.

                                   COMPETITION

     The international and national telecommunications industry is highly competitive, is subject to rapid change precipitated by advances in technology and deregulation and is significantly influenced by the pricing and marketing decisions of larger industry participants. Our success depends upon our ability to compete with a variety of other telecommunications providers in each of our markets, including the respective PTT in each country in which we operates. Other competitors of ours include large, facilities-based, multinational carriers and smaller facilities-based wholesale long distance service providers in the United States and overseas that have emerged as a result of deregulation, switched-based resellers of international long distance services, providers of systems integration and/or advanced services, prepaid card providers and global alliances among some of the world's largest telecommunications carriers. We anticipate that we will encounter additional competition as a result of the formation of global alliances among large telecommunications providers. Recent examples of such alliances include AT&T's alliance with Unisource, known as ''Uniworld'', Cable & Wireless Plc's recent alliance with Italy's STET/Telecom Italia to serve international customers with a primary focus on the Latin American and European regions, WorldCom's merger with MCI, Sprint's alliance with Deutsche Telekom and France Telecom, known as ''Global One'', and the joint venture between Sprint and Telmex. Consolidation in the telecommunications industry may create even larger competitors with greater financial and other resources. The effect of the aforementioned or other similar mergers and alliances could create increased competition in the telecommunications services market and potentially reduce the number of customers that purchase wholesale international long distance services from us. In the prepaid card business, we currently compete with all of the first tier telecommunications carriers as well as emerging multinational carriers such as Star Telecommunications, Inc., RSL Communications, Ltd. and IDT Corporation, many of which have greater financial resources than us. Because certain of our current competitors also are or could be our customers, our business would be materially adversely affected to the extent that a significant number of such customers limit or cease doing business with us for competitive or other reasons.

     International telecommunications providers such as Telscape compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services, and our carrier and prepaid card customers are especially price sensitive. In addition, many of our competitors enjoy economies of scale that can result in a lower cost structure for termination and network costs, which could cause significant pricing pressures within the international communications industry. In recent years, prices for international and other telecommunications services have decreased substantially, and are expected to continue to decrease, in most of the markets in which we currently compete or intend to compete. The intensity of such competition has recently increased, and we expect that such competition will continue to intensify as the number of new entrants increases as a result of the new competitive opportunities created by the 1996 Telecommunications Act, implementation by the FCC of the U.S. commitment to the WTO and privatization, deregulation and changes in legislation and regulation in various of our foreign target markets. There can be no assurance that we will be able to compete successfully in the future, or that such intense competition will not have a material adverse effect on our business, financial condition and results of operations.

     Many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources, larger networks and a broader portfolio of services than ours. Additionally, many competitors have strong name recognition and ''brand'' loyalty, long-standing relationships with our target customers and economies of scale that can result in a lower relative cost structure for transmission and related costs. These competitors include, among others, AT&T, MCI WorldCom and Sprint which provide long distance services in the U.S., Telmex, concessionaires and other registered value-added services providers in Mexico, as well as PTTs and emerging competitors in other Latin American markets where we seek to compete.

     In Mexico, the regulatory authorities have granted concessions to 16 companies, including Telmex and Telereunion S.A., to construct and operate public, long distance telecommunications networks in Mexico. Some of these new competitive entrants have as their partners major U.S. telecommunications providers, including AT&T (Alestra), MCI WorldCom (Avantel) and Bell Atlantic (Iusatel). Mexican regulatory authorities have granted concessions to several competitive local exchange providers, such as Telinor, Megacable, Amaritel, Unitel, MetroNet, and Red de Servicios and several of Mexico's long distance concessionaires. With regard to the provision of services in Mexico, we compete or will compete in Mexico with numerous other systems integration, value-added services and voice and data services providers, some of which focus their efforts on the same customers targeted by us. In addition to these competitors, recent and pending deregulation in Mexico and various other Latin American countries may encourage new entrants. Moreover, while the WTO Agreement could create opportunities for us to enter new foreign markets, implementation of the accord by the United States and other countries could result in new competition from PTTs previously banned or limited from providing services in the United States. For example, the joint venture between Sprint and Telmex was granted by the FCC for authority to enter the U.S. market and to provide resold international switched services between the United States and Mexico, subject to various conditions. Increased competition in such countries as a result of the foregoing, and other competitive developments, including entry by ISPs into the long-distance market, could have a material adverse effect on our business, financial condition and results of operations.

     We believe that PTTs generally have certain competitive advantages due to their control over local connectivity and close ties with national regulatory authorities. We also believe that, in certain instances, some regulators have shown a reluctance to adopt policies and grant regulatory approvals that would result in increased competition for the local PTT. If a PTT were to successfully pressure national regulators to prevent us from providing our services, we could be denied regulatory approval in certain jurisdictions in which our services would otherwise be permitted, thereby requiring us to seek judicial or other legal enforcement of our right to provide services or to abandon our proposed market entry. Any delay in obtaining approval, or failure to obtain approval, could have a material adverse effect on our business, financial condition and results of operations. If we encounter anti-competitive behavior in countries in which we operate or intend to operate or if the PTT in any country in which we operate uses our competitive advantages to the fullest extent, our business, financial condition and results of operations could be materially adversely affected.

                              GOVERNMENT REGULATION

General

     The global telecommunications industry is subject to international treaties and agreements and to laws and regulations which vary from country to country. Enforcement and interpretation of these treaties, agreements, laws and regulations can be unpredictable and are often subject to informal views of government officials and ministries that regulate telecommunications in each country. In certain countries, including certain of our target Latin American markets, such government officials and ministries may be subject to influence by the local PTT.

     We have pursued and expect to continue to pursue a strategy of providing our services to the maximum extent we believe to be permissible under applicable laws and regulations. To the extent that the interpretation or enforcement of applicable laws and regulations is uncertain or unclear, our aggressive strategy may result in our (i) providing services or using transmission methods that are found to violate the laws or regulations of those countries where we operate or plan to operate or (ii) failing to obtain approvals or make filings subsequently found to be required under such laws or regulations. If our interpretation of applicable laws and regulations proves incorrect, we could lose, or be unable to obtain, regulatory approvals necessary to provide certain of our services or to use certain of our transmission methods, or lose our investments in that country. There can be no assurance that we will not be subject to fines, penalties or other sanctions, including being denied the ability to offer our products and services, as a result of violations regardless of whether such violations are knowing or willful and regardless of whether such violations are corrected.

     In numerous countries where we operate or plan to operate, local laws or regulations limit the ability of telecommunications companies to provide telecommunications services in competition with state-owned or state-sanctioned monopoly carriers. There can be no assurance that future regulatory, judicial, legislative or political considerations will permit us to offer all or any of our products and services in such countries, that regulators or third parties will not raise material issues regarding our compliance with applicable laws or regulations, or that such regulatory, judicial, legislative or political decisions will not have a material adverse effect on us. If we are unable to provide the services that we presently provide or intend to provide or to use our existing or contemplated transmission methods due to our inability to obtain or retain the requisite governmental approvals for such services or transmission methods, or because we are subjected to adverse regulatory inquiry, investigation or action, or for any other reason related to regulatory compliance or lack thereof, such developments could have a material adverse effect on our business, financial condition and results of operations.

     On February 15, 1997, the United States and 68 other countries signed the WTO Agreement, agreeing to open their respective telecommunications markets to competition and foreign ownership and to adopt regulatory measures to protect market entrants against anticompetitive behavior by dominant telephone companies. FCC rules implementing the WTO Agreement became effective in February 1998. The FCC also adopted streamlined license granting procedures for carriers from WTO Agreement signatory countries, pursuant to which the FCC granted more than 200 international applications in the first 90 days after the streamlined procedures became effective. The FCC adopted additional streamlining measures on March 18, 1999. Although we believe that the WTO Agreement could provide us with significant opportunities to compete in markets that were not previously accessible, reduce our costs and provide more reliable services, it could also provide similar opportunities to our competitors. There can be no assurance that the pro-competitive effects of the WTO Agreement will not have a material adverse effect on our business, financial condition and results of operations or that members of the WTO will implement the terms of the WTO Agreement.

United  States

     In the United States, to the extent that we offer services as a carrier, the provision of our services is subject to the provisions of the Communications Act of 1934, as amended, the Telecommunications Act of 1996 and the regulations of the FCC thereunder. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on our business, financial condition and results of operations. Moreover, to the extent that the interpretation or enforcement of applicable laws and regulations is uncertain or unclear, our aggressive strategy may result in our (i) providing services or using transmission methods that are found to violate the Communications Act, the Telecommunications Act of 1996 or FCC regulations, or
(ii) failing to obtain approvals or make filings subsequently found to be required under such laws or regulations. The FCC has the authority to condition, modify, cancel, terminate or revoke licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. If our interpretation of applicable laws and regulations proves incorrect, we could lose, or be unable to obtain, regulatory approvals necessary to provide certain of our services or to use certain of our transmission methods. While we believe we are in compliance with applicable laws and regulations, there can be no assurance that we will not be subject to fines, penalties or other sanctions as a result of violations regardless of whether such violations are knowing or willful and regardless of whether such violations are corrected. There can be no assurance that if our interpretation of applicable laws and regulations proves incorrect and/or if we are subject to fines, penalties or other sanctions as a result, that these events will not have a material adverse effect on our business, financial condition and results of operations.

U.S.  International  Long  Distance  Services

     To the extent we offer services as a common carrier, we are subject to FCC rules requiring authorization from the FCC prior to leasing international capacity, acquiring international facilities, and/or purchasing switched minutes, and initiating international service between the United States and foreign points, as well as to FCC rules that also regulate the manner in which our international services may be provided, including the circumstances under which we may provide international switched services by using private lines or routing traffic through third countries. FCC rules also require prior authorization before transferring control of or assigning FCC authorizations, and impose various reporting and filing requirements on companies providing international services under an FCC authorization. In order to offer international long distance services, we are also required to file and have filed with the FCC a tariff containing the rates, terms and conditions applicable to our international telecommunications services. We have a continuing obligation to ensure that the tariffs accurately reflect the terms and conditions associated with our service offerings. We are also required to file certain carrier to carrier agreements with the FCC. The FCC also requires carriers such as Telscape to report any affiliations, as defined by the FCC, with foreign carriers. The FCC may also impose restrictions on affiliations with certain foreign telecommunications companies. Failure to comply with the FCC's rules could result in fines, penalties or forfeiture of our FCC authorizations, each of which could have a material adverse effect on our business, financial condition and results of operations.

The  FCC's  Private  Line  Resale  Policy

     The FCC's private line resale policy currently prohibits a carrier from reselling international private leased circuits to provide switched services (known as ''ISR'') to or from a country unless the FCC has designated that country as one that affords U.S. carriers equivalent opportunities to engage in similar activities in that country or that the country is a member of the WTO and the local PTT offers U.S. carriers rates at or below the FCC-prescribed benchmark for terminating the U.S. carriers' traffic. There can be no assurance, however, that the FCC or any other country's regulatory authority will change their policies in a way that would have a beneficial impact on us or that would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, it is possible, that the FCC could take the view that certain arrangements by which we provide international services do not comply with the existing Private Line Resale Policy. If the FCC, on its own motion or in response to a challenge filed by a third party, determines that such arrangements do not comply with FCC rules, among other measures, it may issue a cease and desist order, impose fines on us, or, in extreme circumstances, revoke or suspend our FCC authorizations.

International  Settlements  Policy

     The International Settlements Policy establishes the framework governing U.S. carriers' relationships with their foreign correspondents who are designated as dominant, on routes that have not yet been found to be competitive by the FCC. The FCC revised its International Settlements Policy in an order released May 6, 1999. Specifically, the current policy governs the exchange of traffic and settlements between U.S. carriers and dominant foreign correspondents on non-competitive routes, including the cost of terminating traffic over each other's networks and prevents dominant foreign carriers from discriminating among U.S. carriers in the rates they charge to terminate international traffic.

     The FCC revisions to the International Settlements Policy also impact the FCC's rules on International Simple Resale (sometimes called ''ISR''), which permits U.S. carriers to provide international switched services over private lines interconnected with the public switched telecommunications network on the current FCC-authorized routes. The FCC declined to remove the International Settlements Policy completely on all International Simple Resale-approved routes, and will continue to maintain a distinction between routes it approves for International Simple Resale and routes on which it removes the International Settlements Policy. However, as a result of revisions to the International Settlements Policy, U.S. carriers may now enter into International Simple Resale arrangements with non-dominant foreign carriers on any route. On those routes where the International Settlements Policy continues to apply to dominant carriers, U.S. carriers may exchange traffic via International Simple Resale arrangements with such carriers only on the routes authorized for International Simple Resale by the FCC.

     To the extent that the International Settlements Policy still applies, the FCC could find that we do not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the International Settlements Policy. Any of these events could have a material adverse effect on our business, financial condition or results of operations.

U.S.  Domestic  Long  Distance  Services

     Our ability to provide domestic long distance service in the United States is subject to regulation by the FCC and relevant state Public Utility
Commissions that regulate the offering of interstate and intrastate telecommunications services, respectively. Although no formal authority is required for the offering of interstate services, we are required by the FCC to file tariffs listing the rates, terms and conditions of domestic long distance services provided.

     If the stay is lifted and the FCC order becomes effective, telecommunications carriers, such as us, will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions on which they offer their interstate services. The obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act of 1934, as amended.

     Our costs of providing long distance services will be affected by changes in the "access charge" rates imposed by incumbent local exchange carriers on long distance carriers for origination and termination of calls over local facilities. The FCC has made major changes in the interstate access charge structure. In a December 24, 1996 order, the FCC removed restrictions on incumbent local exchange carrier's ability to lower access prices and implemented certain access charge reforms and sought comments on others. The order provides certain immediate regulatory relief to incumbent local exchange carriers subject to the FCC's price cap regulation, and sets a framework or ''trigger'' to provide those companies with greater pricing flexibility to set interstate access rates as competition increases. The order also initiated a rulemaking to determine whether the FCC should regulate the access charges of competitive local exchange carriers. A May 16, 1997 FCC order substantially increased the amounts that incumbent local exchange carriers subject to the FCC's price cap rules could recover through monthly flat-rate charges and substantially decreased the amounts that these local exchange carriers could recover through traffic sensitive (per-minute) access charges. Several parties appealed the May 16th order. On August 19, 1998, the U.S. Court of Appeals for the Eighth Circuit upheld the FCC's access charge reform rules.

Universal  Service

     On May 8, 1997, the FCC issued an order establishing a significantly expanded federal universal service subsidy regime (the ''May 8th Order''). For example, the FCC established new universal service funds to support telecommunications and information services provided to qualifying schools and libraries (with an annual cap of $2.25 billion) and to rural health care providers (with an annual cap of $400 million). The FCC also expanded the federal subsidies for local exchange telephone services provided to low-income consumers and recently doubled the size of the high cost fund for non-rural LECs. Providers of interstate telecommunications services, such as us, as well as certain other entities, must pay for these programs. Our contribution to these universal service funds is based on our telecommunications service end-user revenues. Currently, the FCC assesses such payments on the basis of a provider's revenue for the previous year. They are currently 5.877% of interstate and international end-user telecommunications revenues. We cannot predict what the amount of universal service fund contributions will be in the future, as the FCC issues contribution factors on a periodic basis.

     Several parties appealed the May 8th Order. The U.S. Court of Appeals for the Fifth Circuit recently upheld the FCC May 8th Order in most respects, but rejected the FCC's effort to base contributions on intrastate revenues. The FCC's universal service program may also be altered as a result of the agency's reconsideration of its policies, or by future Congressional action.

State  Regulation

     Prior to the initiation of intrastate long distance service, we generally must obtain certification from or register with the relevant state Public Utilities Commission. Providers of intrastate long distance services may also be required to file tariffs or rate schedules, and may be subject to certain reporting and fee payment obligations with the relevant commission including, for pre-paid or debit card operators, the filing of a surety bond. In addition, intrastate long distance providers may be subject to service standards and consumer protection rules. If any state Public Utilities Commission were to conclude that we are or were providing intrastate services without the appropriate authority, the agency could initiate enforcement actions, which could include the imposition of fines, a requirement to disgorge revenues, or the refusal to grant the regulatory authority necessary for the future provision of intrastate communications services. Failure to comply with state law and/or the rules, regulations and policies of the state commissions, including compliance with state reporting and fee payment obligations, may result in challenges by third parties, and/or actions by state commissions or other government authorities, including conditioning, modifying or revoking state authorization to provide telecommunications services within the respective state and/or subjecting the provider to fines, penalties, or other sanctions.

     Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence of significant debt obligations. The merger between Telscape and Pointe will generate an obligation on the newly created entity to file applications for prior approvals or notifications to the Public Utilities Commission in each and every state where either Telscape, Pointe or their affiliates are certificated. Telscape and Pointe have begun preparation of these filings, and anticipate that some, but not all of the required approvals will be obtained on or before the anticipated date of closing. At this time, we can not assure you that all of the required approvals will be obtained in a timely fashion, or that the respective Public Utilities Commissions will approve the transaction. If any State Public Utilities Commission does not approve the transaction, we may lose our certification to provide telecommunications services in that state and/or be subject to the imposition of license conditions, fines or other sanctions. As a result of Telscape, Pointe or their affiliates' past or current failure to comply with state regulatory requirements, it is possible that one or more State Public Utilities Commissions may reject or condition the requested approval of the merger, or may otherwise subject Telscape, Pointe or the newly created entity to regulatory sanctions.

Mexico

     In June 1998, our subsidiary Telereunion S.A., received a 30-year facilities-based carrier license from the SCT, allowing it to originate and terminate long distance services and to provide data and other value-added services in Mexico. The Foreign Investment Law and Telecom Law of Mexico ("FTL") opened the local and long distance telecommunications service markets to competition and imposed varying levels of regulation on Mexican telecommunications providers. Pursuant to the FTL, the SCT and the Comision Federal de Telecomunicaciones ("COFETEL") implement the provisions of the FTL. The FTL imposes regulations on public carriers. Facilities-based public carriers, those that use the radio spectrum, satellite links or any form of land-based cables to provide telecommunications services, must obtain concessions prior to providing service. Concessionaires may also resell the facilities and services of other concessionaires. Vendors (resellers) of telecommunications services may not own their own facilities but need only obtain a permit to provide service. Although the FTL provides for the existence of resellers, the Mexican government has not issued the implementing rules and regulations to allow their entry into the market. Consequently, Mexican law does not currently permit pure switched international resale. Carriers wishing to offer value-added services need only register with the COFETEL's Telecommunications Registry.

     In addition to the FTL, the Mexican Long Distance International Rules establish the specific regulatory framework that governs international long distance services. Among other matters, the rules (i) mandate uniform accounting rate and proportionate return for three years for all international traffic;
(ii) require concessionaires to obtain additional specific authorization to install and operate international gateways; (iii) implicitly prohibit ISR for three years; and (iv) regulate international correspondent agreements, which must reflect the uniform accounting rate and proportionate return rules. The International Rules prohibit all telecommunications operators, except those concessionaires that have obtained the specific authorization from the COFETEL, to install and operate international gateway switches. Those concessionaires that have not received such specific authorization, as well as any other companies that provide telecommunications services, such as providers of value-added services, cellular concessionaires and paging service providers cannot directly transmit international switched traffic. To date, the SCT and the COFETEL have granted 16 companies, including Telmex and Telereunion S.A., concessions for the installation, operation and exploitation of long distance public telecommunications networks, of which eight have received authorization to install and operate international gateway facilities. In addition, the SCT and the COFETEL have granted eight concessions for local switched services as well as numerous registrations for value-added services.

     Pursuant to the FTL, concessions for public telecommunication networks may only be granted to Mexican citizens or Mexican companies. Foreign investors may own minority interests in concessionaires, but may not own more than 49% of the voting ownership interest of we except for companies that provide cellular service. NAFTA removed certain Mexican restrictions on foreign investment and U.S. companies may now maintain 100% ownership interests in companies that provide value-added services in Mexico. Pursuant to Mexican law, only Mexican citizens or companies incorporated and domiciled in Mexico can register as providers of value-added services.

Other  Latin  American  Markets

     Our provision of services elsewhere in Latin America is subject to the developing laws and regulations governing the competitive provision of telecommunications services in each Latin American country in which it provides or seeks to provide services. Each such Latin American country in which we currently conduct or intend to conduct business has a different national regulatory scheme. Historically, Latin American countries have prohibited voice telephony except by the PTT. The available opportunities and the requirements for we to obtain necessary approvals to offer value-added services, systems integration or the full range of telecommunications services, including voice telephony, vary considerably from country to country. We currently plan to provide a limited range of services in certain Latin American countries, as permitted by regulatory conditions in those markets, and to expand our operations as these markets implement liberalization to permit competition in the full range of telecommunications services. The nature, extent and timing of the opportunity for us to compete in these markets will be determined, in part, by the actions taken by the governments in these countries to implement competition and the response of incumbent carriers to these efforts. There can be no assurance that any of these countries will implement competition in the near future or at all, that we will be able to take advantage of any such liberalization in a timely manner, or that our operations in any such country will be successful. There can be no assurance that we have received all necessary approvals, filed applications for such approvals, received comfort letters or obtained all necessary licenses from the applicable regulatory authorities to offer telecommunications services in the Latin American countries where it currently provides services or those in which it seeks to provide services in the future, or that it will do so in the future. Our failure to obtain, or retain necessary approvals could have a material adverse effect on our business, financial condition and results of operations.

     Liberalization in Latin America is proceeding rapidly and we seek to keep pace with competition even where PTTs retain a legally mandated monopoly on voice telephony. We are currently offering or plan to offer certain systems integration, enhanced services, or value-added services in a number of Latin American countries where the PTT retains the legally mandated monopoly on voice telephony. While we believe that we will not be found to be offering voice telephony in these countries prior to the expiration of the PTT's monopoly on such services, we have received no assurance from the respective PTTs or from the respective regulating authorities that this will be the case. It is possible that we could be fined, or that our facilities or equipment could be confiscated, or that we would not be allowed to provide specific services in these countries, among other sanctions, if we were found to be providing voice telephony before the date in which the PTT's monopoly on Voice Telephony ceases. Any of such actions could have a material adverse impact on our business, financial condition and results of operations.

     Moreover, we may be incorrect in our assumption that (i) each Latin American country will abolish, on a timely basis, the respective PTT's monopoly to provide voice telephony within and between other countries, (ii) deregulation will continue to occur, and (iii) we will be allowed to continue to provide and to expand our services in the Latin American countries. There can be no assurance that any or all of the Latin American countries will not adopt laws or regulatory requirements that will adversely affect our interests. Additionally, there can be no assurance that future regulatory, judicial or legislative changes in any or all of the Latin American countries will not have a material adverse effect on us or that regulators or third parties will not raise material issues with regard to our compliance with applicable laws or regulations. If we are unable to provide the services we are presently providing or intend to provide or to use our existing or contemplated transmission methods due to our inability to receive or retain formal or informal approvals for such services or transmission methods, or for any other reason related to regulatory compliance or the lack thereof, such events could have a material adverse effect on our business, financial condition and results of operations.

Intellectual  Property

     We use the names ''Telscape International,'' ''Telscape'' and ''TSCP International'' as our primary business names, and received federal trademark protection for the ''Telscape'' name and distinctive logo on September 14, 1999. In 2000 we also filed for a trademark on one of our new subsidiary's name, ''Enable Commerce''. This filing is pending, and we have no assurance that it will be granted. We own a federal trademark registration for the ''Telefiesta '' prepaid cards. Telereunion S.A. has a national trademark registration in Mexico for ''Telereunion.'' We regard our trademarks, service marks, trade names and logos as valuable assets and believe they have value in the marketing of our products and services. We intend to protect and defend our name, service marks and trademarks in the United States and internationally.

Employees

     As of December 31, 1999, we had 644 full-time employees, with 540 residing in Mexico and the remainder residing in the United States. Of the total employees, there are 181 in sales and marketing, 138 in general and administrative and 325 in operations, engineering, manufacturing and assembly. None of our employees are subject to a collective bargaining agreement, and we have not experienced any work stoppage. We believe our relations with our employees are good.

ITEM  2.     PROPERTIES.

     Our international headquarters are located in Houston, Texas, where we lease approximately 10,000 square feet of an office building. The Company also leases additional facilities in Houston, Texas totaling an additional 10,000 square feet relating to our prepaid card operations and to house telecommunications equipment relating to its long distance services operations. We lease facilities in Mexico City, Guadalajara, Tijuana and Monterrey, totaling approximately 71,000 square feet and consisting of office and warehousing facilities. We lease facilities in Sunnyvale and Mountain View, California totaling 80,000 square feet.

ITEM  3.     LEGAL  PROCEEDINGS.

     From time to time, we have been involved in certain legal proceedings. Currently, we are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS.

     Telscape's common stock was traded on the Nasdaq Small Cap Market under the symbol "PTMC" from August 10, 1994 until June 28, 1996, when it began trading under the symbol "TSCP." Telscape's common stock began trading on the Nasdaq National Market ("Nasdaq NM") on July 31, 1998. The following table sets forth the range of the quarterly high and low sales prices for the common stock, as reported by the Nasdaq Small Cap Market and the Nasdaq NM for each quarter within the last two fiscal years.

                 High      Low
                -------  -------
1998
-------
First Quarter   $17.625  $  8.25
Second Quarter   23.188   14.125
Third Quarter    16.375    7.000
Fourth Quarter   10.250    6.688

1999
-------
First Quarter   $10.000  $ 6.313
Second Quarter    8.563    5.375
Third Quarter     9.375    5.875
Fourth Quarter   13.313    5.688

     As of March 15, 2000, there were approximately 93 holders of record of Telscape's common stock.

     Telscape has never paid any cash dividends on its common stock. We expect that we will retain all available earnings generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends may be adversely affected if, in the future, the Mexican government were to impose restrictions on our ability to repatriate profits.

ITEM  6.  SELECTED  FINANCIAL  DATA.

     The following table sets forth certain historical financial data relating to Telscape. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

                                                             For  the  Year  Ended  December  31,
                                         ---------------------------------------------------------------------------------
                                               1995            1996             1997             1998            1999
                                         ----------------  -------------  ----------------  ---------------  -------------
STATEMENT OF OPERATIONS DATA
      Revenues                           $     1,108,000   $  5,705,000   $    36,154,000   $  132,179,000   $106,833,000
      Cost of revenues                           619,000      3,041,000        24,396,000      111,892,000     93,394,000
                                         ----------------  -------------  ----------------  ---------------  -------------
      Gross profit                               489,000      2,664,000        11,758,000       20,287,000     13,439,000
      Selling, general and
         administrative expenses               1,349,000      4,159,000         8,154,000       13,774,000     24,357,000
                                         ----------------  -------------  ----------------  ---------------  -------------
      Operating income (loss) before
         depreciation and amortization
         and impairment loss                    (860,000)    (1,495,000)        3,604,000        6,513,000    (10,918,000)
      Depreciation and amortization               49,000        264,000           622,000        3,316,000      6,335,000
      Impairment loss on long-lived
         assets                                      ---            ---               ---        1,026,000        715,000
                                         ----------------  -------------  ----------------  ---------------  -------------
      Operating income (loss)                   (909,000)    (1,759,000)        2,982,000        2,171,000    (17,968,000)
      Other income (expense), net                229,000        114,000          (232,000)      (2,413,000)    (4,935,000)
                                         ----------------  -------------  ----------------  ---------------  -------------
      Income (loss) before income
         taxes and minority interests           (680,000)    (1,645,000)        2,750,000         (242,000)   (22,903,000)
      Income tax benefit (expense)                     -         53,000           (84,000)        (822,000)     3,428,000
                                         ----------------  -------------  ----------------  ---------------  -------------
      Income (loss) before minority
         interests                               (680,000)    (1,592,000)       2,666,000       (1,064,000)   (19,475,000)
      Minority interests                           7,000         (6,000)            6,000           34,000            ---
                                         ----------------  -------------  ----------------  ---------------  -------------
      Net income (loss)                  $      (673,000)  $ (1,598,000)  $     2,672,000   $   (1,030,000)  $(19,475,000)
                                         ================  =============  ================  ===============  =============


     Net income (loss) per share-Basic   $         (0.36)  $      (0.52)  $          0.68   $        (0.20)  $      (2.92)
     Weighted average shares
         outstanding                           1,890,442      3,046,594         3,903,470         5,052,096     6,669,987
     Net income (loss) per share-
         Diluted (1)                                 n/a            n/a   $          0.53               n/a           n/a
     Diluted weighted average shares
         outstanding (1)                             n/a            n/a         5,152,211               n/a           n/a

                                                                               At December 31,
                                         ---------------------------------------------------------------------------------
                                                    1995           1996              1997             1998           1999
                                         ----------------  -------------  ----------------  ---------------  -------------
BALANCE SHEET DATA
     Cash, cash equivalents and short
         term investments                $     3,645,000   $    495,000   $     4,734,000   $    9,631,000   $  5,419,000
     Current assets                            4,294,000      4,665,000        18,506,000       32,746,000     29,997,000
     Property and equipment, net                 154,000        983,000         2,679,000       14,576,000     58,468,000
     Goodwill and other intangibles,
         net                                         ---      3,246,000        17,674,000       31,416,000     32,342,000
     Total assets                              4,498,000      9,371,000        39,635,000       80,331,000    127,140,000
     Notes payable, convertible
         debentures  and capital lease
         obligations                                 ---            ---         3,184,000       13,133,000     38,761,000
    Stockholders' equity                 $     3,590,000   $  5,764,000   $    22,088,000   $   34,926,000   $ 27,044,000

       (1)     Inclusion of additional shares under a dilutive analysis  is inappropriate due to the anti-dilutive effect.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     Telscape is a U.S.-based fully integrated communications company. We supply voice, video, data and Internet services principally to, from and within Latin America. Telereunion, S.A., a subsidiary, has built a state-of-the-art fiber optic network in Mexico that will reach the vast majority of the Mexican population. We also own and operate a satellite teleport facility in Silicon Valley, which delivers an array of communications services to customers throughout North, Central and South America. In addition, we provide a full range of advanced services and products in Mexico to major public and private sector customers.

     The markets in which Telscape operates are characterized by significant growth. Telscape will continue to take advantage of the cash flows associated with the voice component of our business as we also continue building for the future, which will be characterized by explosive growth in the demand for video, data and Internet. In our voice business, we are focusing our efforts on retail as we constantly strive to move closer and closer to the customer. We will continue to be opportunistic on the wholesale business but are relying on this business to maximize utilization of our network. We have recently launched additional retail voice services in both the U.S. and Mexico.

     In the data and Internet area, we are focusing on higher margin, broadband-based products and services. Telscape is well positioned to address and facilitate our business customers in the natural evolution from the private network world to the virtual private network world, which is now available through advanced switched-data public IP services. With the completion of our fiber optic network in Mexico, the sophistication of our in-country team and our seasoned teleport in Silicon Valley, we are well positioned to provide advanced data and Internet services to, from and within Latin America. Our Mexican network will also provide us a platform to provide certain advanced services such as virtual private networks, cache, streaming, collocation and hosting.

     In June 1998, Telereunion S.A., a Mexican corporation and a subsidiary of ours, was granted the Mexican Concession by the Mexican government. The Mexican Concession is a 30-year, facilities-based carrier license, which has allowed us to construct and operate a network over which we can carry voice, video, data and Internet traffic. The Mexican network, a fiber-optic long haul network, connects the United States, the Gulf region of Mexico and targeted Mexican cities.

     In May 1996, we began to focus on providing telecommunication services to and from Latin America. We acquired all of the stock of Telereunion, Inc., the owner of 97.0% of Vextro de Mexico S.A. de C.V. ("Vextro"). Vextro is a Mexico-based systems integration company, with an emphasis on voice solutions. In September 1996, we expanded our operations to include international long distance by acquiring Orion Communications, Inc., a U.S.-based reseller of long distance services ("Orion"). In 1997, we expanded our systems integration service offerings by acquiring Integracion de Redes, S.A. de C.V. ("Integraci n") and N.S.I., S.A. de C.V. ("N.S.I."), both focused on data services and based in Mexico City, Mexico. In 1998, Integracion was renamed as Telscape de Mexico, S.A. de C.V.

     In January 1998, we acquired MSN, a leading provider of prepaid cards that are marketed under the Telefiesta brand name to Hispanic consumers residing in the United States. The MSN acquisition enhances our voice business by providing a retail platform, enhancing our ability to market additional products and services to Hispanic customers and increasing our ability to generate significant returns of U.S.-outbound traffic to Latin America. Effective June 1, 1998, we, through our newly-formed subsidiary INTERLINK Communications, Inc. ("INTERLINK") acquired California Microwave Services Division, Inc. for $8.8 million in cash. INTERLINK provides us with a teleport facility in California, thereby enhancing our position as an integrated communications provider and contributing to our ability to provide voice, video, data and Internet solutions to our targeted markets in Latin America.

     We are capitalizing on the deregulating markets of Latin America by providing international long distance services to and from targeted Latin
American countries. We have also positioned ourselves to become one of the leading integrated communications providers in Mexico through the construction of our Mexican network and the sophistication of our in-country team.

     The Mexican network links 22 cities and towns and covers, including interconnection agreements, a majority of the population in Mexico. The Mexican network will provide us with the backbone for our strategy to be a complete telecommunications service provider for the Latin American market, beginning with Mexico. The Mexican network will provide us with significant, carrier-class, cost-effective capacity from which we can grow our existing retail and wholesale voice business and serve as an important platform to expand our data and Internet strategies.

                                    REVENUES

     The revenue mix between voice services and advanced services for the years ended 1999 and 1998 remained almost the same. In 1999, voice services represented 72.4% of our consolidated revenues while in 1998, voice services represented 70.5% of consolidated revenues. In voice services, we expect revenue growth to come principally from higher margin, one-plus long distance services through our recently launched Telefiesta-Amigo program and prepaid calling cards in Mexico. In advanced services, we expect growth to come principally from broadband services, customer relationship management and bundled services to small and medium size enterprises in Mexico.

     As part of our advanced services, we provide value-added and systems integration services to private and public sector customers in Mexico. Revenues are derived from providing value-added services and the sale of equipment. Revenues from this business grew significantly through both internal growth and strategic acquisitions in 1996, 1997 and 1998. The revenues in this line of business are subject to economic conditions in Mexico. Revenues relating to this part of our advanced services in 1999 decreased by 56% as a result of weakening economic conditions in Mexico, Y2K worries that encouraged our client base to delay investments in their network systems, and our decision in early 1999 to reduce sales of lower margin equipment sales to certain distributors and increase efforts on higher margin value-added services.

     With our acquisition of INTERLINK in the second quarter of 1998, we expanded our advanced services offerings. We provide satellite teleport services, including voice, video and data transport services including fractional and full T-1 data broadcast, dedicated circuits and private line up-link and down-link services Bandwidth-on-Demand, ISDN videoconferencing and Internet-through-satellite services to the U.S. and Latin America. INTERLINK also works with its customers in Latin America to develop the sophisticated systems necessary to utilize these services.

     Through our call center in Mexico City, we also provide customer relationship management services. Our largest customer is the U.S. Embassy in Mexico City and the various U.S. consulates throughout the country of Mexico. Revenues are derived by providing information about U.S. visas to Mexican nationals and facilitating appointments, both through the call center.

     We provide voice services on both a wholesale and retail basis. Wholesale voice services are provided mainly to other carriers. Revenues are derived from the number of minutes of use (or fraction thereof) billed by us and are recorded upon completion of calls.

     Retail voice services are provided through the sale of prepaid cards. We have in the past entered into arrangements with third parties whereby these parties provided, at a fixed cost to us, the long distance telecommunications services for the prepaid cards that we sell. We recognized revenues from the sale of prepaid cards under these agreements at the time of shipment. In other cases, we entered into arrangements whereby third parties provide certain telecommunications services for the prepaid cards and bills us for such services based on customer usage. We recognize revenues from the sale of prepaid cards under these agreements at the time of customer usage.

     In early 1998, we discontinued the fixed cost arrangement with third parties. As a result, revenues were recognized beginning in the second half of 1998 on the prepaid cards at the time of customer usage.

                                  GROSS PROFIT

     During 1999, our gross profit as a percentage of revenues declined. This decline was largely due to decreasing margins from our sale of prepaid cards and wholesale voice services offset principally by increased margins from our customer relationship management revenues.

     Our strategy to improve gross margins in voice services is to (i) increase our efforts in the retail market where it can provide product identification and differentiation, (ii) decrease our dependency on third party service providers, and (iii) increase the amount of traffic we process over our own network, under direct operating agreements we establish with other carriers and over the Mexican network.

     In the fourth quarter of 1999, we began distributing our prepaid cards through our own distribution network in Mexico. We believe we are the first company offering prepaid cards on a country-wide scale in Mexico. In early 2000, we opened up a direct distribution office for prepaid cards in Los Angeles, California. We expect that the margins from our prepaid cards in Mexico will be significantly higher than our cards in the more competitive U.S. market. We also expect that our margins from our direct distribution efforts in Los Angeles will be higher than those we gain through our traditional, distributor-focused distribution channels.

     During 1999, we expended substantial capital resources in our network, both in the U.S. and in Mexico. Our total investments in 1999 reached $46 million, the majority of which was related to our Mexico Network. We intend to terminate a significant portion of both our retail and wholesale traffic on our Mexico Network in the year 2000, which we expect will improve our overall gross margin levels. As mentioned above, we also intend to offer Advanced Services to the small and medium size enterprises in Mexico, utilizing the Mexican network as a foundation. We expect that many of these services will have higher margins than traditional Voice Services.

     We expect that gross profits from equipment sales will decline over time as the market becomes more competitive. Our strategy for maintaining the gross profits we have enjoyed from this business line in the past is to enter into additional outsourcing contracts and to refocus our sales efforts from the simple provision of network equipment to the bundling of network equipment and the provision of telecommunications services on our Mexican network. Our call center operations in Mexico have historically provided relatively higher gross margins than our other lines of business. We intend to shift several of the support functions provided to our retail lines of business in the U.S. from our call center in the U.S. to our call center in Mexico in order to take advantage of the relatively lower cost structure afforded by our Mexican operations. In March 2000, we relocated our call center in Mexico to increase our capacity from 120 positions to up to 400 positions.

     We expect that gross profits as a percentage of revenues as well as actual gross profit will increase in 2000 primarily because of our ability to run an increasing percentage of the traffic we manage over our own facilities.

                              RESULTS OF OPERATIONS

     The following tables sets forth for the periods indicated certain financial data as a percentage of revenues:

                                                         PERCENTAGE OF REVENUES
                                                         YEAR ENDED DECEMBER 31,
                                                           1997    1998    1999
                                                         -----------------------
Revenues                                                  100.0%  100.0%  100.0%
Cost of revenues                                           67.5    84.7    87.4
                                                          ------  ------  ------
Gross profit                                               32.5    15.3    12.6
Selling, general and administrative expense                22.6    10.4    22.8
Depreciation and amortization                               1.7     2.5     5.9
Impairment loss on long-lived assets                          -     0.8     0.7
                                                          ------  ------  ------
Operating income (loss)                                     8.2     1.6   (16.8)
Other income (expense), net                                (0.6)   (1.8)   (4.6)
                                                          ------  ------  ------
Income (loss) before income taxes and minority interest     7.6    (0.2)  (21.4)
Income tax benefit (expense)                               (0.2)   (0.6)    3.2
                                                          ------  ------  ------
Income (loss) before minority interest                      7.4    (0.8)  (18.2)
Minority interest in subsidiaries                           0.0     0.0     0.0
                                                          ------  ------  ------
Net income (loss)                                           7.4    (0.8)  (18.2)
                                                          ======  ======  ======


Year  Ended  December  31,  1999  Compared  To  Year  Ended  December  31,  1998

     Revenues decreased from $132.2 million in 1998 to $106.8 million in 1999. This decrease of $25.4 million, or 19.2%, was due principally to our decision to reduce sales to distributors of low margin equipment in Mexico, a decline in our voice services revenues in our wholesale segment, and the relatively lower prices we are obtaining from the sale of our prepaid cards. These declines were offset by an increase in revenues from our customer relationship management services and the incremental broadband services and other products revenues from our INTERLINK subsidiary, which was acquired in May 1998. Network solutions revenues in Mexico decreased $16.9 million from $30.2 million in 1998 to $13.3 million in 1999. This decline is largely attributable to our refocusing on higher margin products and a general slowdown in the market caused by weakened economic conditions in Mexico and concerns about the Y2K virus. Wholesale voice services revenues decreased $16.4 million from $33.0 million for 1998 to $16.6 million for 1999. Retail voice services revenues increased $0.6 million from $60.1 million in 1998 to $60.7 million in 1999. Customer relationship management services revenues increased $5.0 million from $2.7 million in 1998 to $7.7 million in 1999 as we increased our operator positions to accommodate higher demand for our services. Broadband services and other products revenues increased $2.4 million from $6.1 million in 1998 to $8.5 million in 1999.

     Cost of Revenues decreased from $111.9 million in 1998 to $93.4 million in 1999, or $18.5 million. The 16.5% decrease in cost of revenues was due principally to the decrease of revenues offset by the increased costs associated with the voice services. This decrease in cost of revenues was also offset by the incremental cost of revenues associated with the acquisition of INTERLINK. The cost of revenues as a percentage of revenues increased from 84.7% to 87.4%, or 2.7%, due principally to the higher cost of revenues as a percentage of revenues associated with our voice services. This increase was offset partially by the decrease in cost of revenues as a percentage of revenues associated with the customer relationship management services.

     Selling, General and Administrative Expenses ("SG&A") increased from $13.8 million in 1998 to $24.4 million in 1999, or $10.6 million. The 77% increase in SG&A was due to the incremental SG&A related to the acquisition of INTERLINK, the increased staffing associated with the Mexican network build out and increased staffing at existing operations to meet the additional resource requirements associated with these operations and the overhead necessary to support the growth in our customer relationship management operations. Additionally, we recorded an additional reserve for doubtful accounts of $1.6 million and a $400,000 provision for inventory obsolescence in Mexico.

     Overall SG&A as a percentage of revenues increased from 10.4% to 22.8%, or 12.4%, due to the factors stated above.

     Depreciation and amortization increased from $3.3 million in 1998 to $6.3 million in 1999, or $3.0 million. Depreciation increased as a result of our continuing expansion of our communications network, which includes purchases of switches and other telecommunications equipment and facilities. We expect depreciation expense to increase as we continue to expand our telecommunications network. In addition, goodwill amortization increased as a result of the acquisitions of Telereunion and INTERLINK in 1998.

     Impairment Loss on Long-lived Assets. During the year ended December 31, 1998, we determined that the carrying value of certain equipment and other long-lived assets deployed under certain operating arrangements in Latin America were impaired, resulting in a charge to operating costs of approximately $1.0 million. During the year ended December 31, 1999, we determined that an additional $715,000 in carrying value of certain equipment deployed in Latin America was impaired, resulting in a charge to operating costs.

     Interest Income (Expense), net increased from ($1.5) million in 1998 to ($2.9) million in 1999, or ($1.4) million. This increase was mainly due to an increase in our level of borrowings, including the Deere Park Convertible Debentures and Gordon Brothers Convertible Debentures issued in connection with the INTERLINK acquisition, the Senior Notes, the $2 Million Senior Notes, various bridge financings and the Lucent Credit Agreement.

     The Gordon Brothers Convertible Debentures provided for an "exit fee" of $1.1 million, which was paid at the time of the repayment of the Gordon Brothers Convertible Debentures in May 1999. In addition, we repaid $1.0 million of the Deere Park Convertible Subordinated Debentures in May 1999. We paid an "exit fee" to Deere Park of $120,000 upon the repayment.

     Lastly, we recognized additional interest expenses related to our equipment financing agreements and the Lucent Credit agreement.

     Other Income (Expense) increased from ($948,000) in 1998 to ($2.0) million in 1999, or ($1.1) million. The increase in other expenses was due primarily to an increase in the amortization of debt offering costs of $1.4 million in 1999. We also benefited from a foreign exchange gain of $207,000 in 1999 versus a loss of $639,000 in 1998 as the Mexican Peso remained relatively stable throughout 1999.

     Income Tax Benefit (Expense) changed from an income tax expense of ($822,000) in 1998 to an income tax benefit of $3.4 million in 1999. Our overall effective tax benefit for 1999 was 15.0% which reflects the tax benefits on losses realized offset by a valuation allowance of $3.3 million and by permanent differences between financial and tax reporting, the most significant of which is the non-deductible nature of goodwill amortization.

     Net Income (Loss). We experienced a net loss of ($1.0) million in 1998 as compared to a net loss of ($19.5) million in 1999 due to a combination of the factors discussed above.

Year  Ended  December  31,  1998  Compared  To  Year  Ended  December  31,  1997

     Revenues increased from $36.2 million in 1997 to $132.2 million in 1998. This increase of $96.0 million, or 266%, was due principally to the acquisition of MSN completed in the first quarter of 1998, which provided revenues of $60.1 million for the year ended December 31, 1998. Wholesale voice services revenues increased $15.7 million from $17.4 million for 1997 to $33.1 million for 1998. In addition, revenues from advanced services increased $14.2 million from $18.8 million for 1997 to $33.0 million for 1998. This increase in advanced services revenues is due to the acquisitions of Integracion de Redes, S.A. de C.V. ("Integracion") and N.S.I., S.A. de C.V. ("NSI"), the overall growth in demand for these services and the growth in revenues from the call center operations. Services provided by INTERLINK, following our acquisition of INTERLINK, generated an additional $6.0 million in revenues.

     Cost of Revenues increased from $24.4 million in 1997 to $111.9 million in 1998, or $87.5 million. The 359% increase in cost of revenues was due principally to the incremental cost of revenues associated with the acquisition of MSN, the increase in the sale of wholesale voice services and advanced services and, to a lesser extent, the incremental cost of revenues attributable to the acquisition of INTERLINK. The cost of revenues as a percentage of revenues increased from 67.5% to 84.7%, or 17.2%, due principally to the higher cost of revenues as a percentage of revenues associated with the sale of prepaid cards and the higher cost of revenues on wholesale voice services.

     Selling, General and Administrative Expenses ("SG&A") increased from $8.2 million in 1997 to $13.8 million in 1998, or $5.6 million. The 69% increase in SG&A was due principally to the incremental SG&A related to the operations of the acquisitions of MSN and INTERLINK and increased staffing at existing operations of the advanced services business and the wholesale voice services business to meet the additional resource requirements associated with the growth of these operations.

     In addition, SG&A was negatively impacted by the write off of receivables, of approximately $541,000, due from a customer who filed for bankruptcy as discussed above. Included in SG&A are approximately $115,000 associated with pre-operating costs on Telereunion S.A., our subsidiary which has been granted the long distance concession in Mexico.

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

     Depreciation and amortization increased from $622,000 in 1997 to $3.3 million in 1998, or $2.7 million. This increase is due to an increase in goodwill amortization primarily due to the vesting of performance based warrants issued in connection with the Telereunion acquisition, which resulted in additional goodwill being recognized on December 31, 1997 and in the fourth quarter of 1998 and goodwill recognized on the MSN and INTERLINK acquisitions. In addition, depreciation increased as a result of our continuing expansion of its international wholesale long distance network which includes purchases of switches and other telecommunications equipment and facilities. We expect depreciation expense to increase as it continues to expand its telecommunications network.

     Impairment Loss on Long-lived Assets. During the year ended December 31, 1998, we determined that the carrying value of certain equipment and other long-lived assets deployed under certain operating arrangements in Latin America were impaired, resulting in a charge to operating costs of approximately $1.0 million.

     Interest Income (Expense), net increased from ($95,000) in 1997 to ($1.5) million in 1998, or ($1.4) million. This increase was mainly due to an increase in our level of borrowings, including notes issued in connection with the Integracion and MSN acquisitions, and the Deere Park Convertible Debentures and Gordon Brothers Convertible Debentures issued in connection with the INTERLINK acquisition.

     The Gordon Brothers Convertible Debentures provide for an "exit fee" which is payable if the obligation is settled in a cash payment rather than converted into Common Stock. Included in interest expense for the year ended December 31, 1998, is an accrual of approximately $470,000 related to exit fees we expect to pay once the Gordon Brothers Convertible Debentures are paid in fiscal year 1999.

     Other Income (Expense) increased from ($137,000) in 1997 to ($812,000) in 1998, or ($675,000). This increase is primarily due to foreign exchange translation losses of $639,000 resulting from the translation of financial statements of our Mexican operations. The Mexican peso experienced a 22.1% devaluation in the exchange rate to the U.S. dollar during 1998.

     Income Tax Benefit (Expense) increased from ($84,000) in 1997 to ($822,000) in 1998. Income tax expense in 1997 was lower than income tax expense in 1998 as a result of our utilization of our loss carryforwards to offset taxable income and the recognition of a portion of the deferred tax benefits related to our tax loss carryforward. The effective tax rate for 1998 is higher than the U.S. and Mexico statutory rate of 34% due to permanent differences, the most significant of which is the nondeductible nature of goodwill amortization.

     Net Income (Loss). We experienced net income of $2.7 million in 1997 as compared to a net loss of ($1.0) million in 1998 due to a combination of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $6.6 million and ($10.3) million for the years ended December 31, 1998 and December 31, 1999, respectively. The decrease in net cash provided by operations in 1999 as compared to 1998 was due primarily to decreased level of revenues and lower gross margins and higher levels of SG&A incurred to support expanding and new operations. In addition, our working capital position was impacted by an increase in accounts payable of $1.2 million and an increase in accrued liabilities of $5.3 million.

     Net cash used in investing activities was ($17.7) million and ($18.3) million for the years ended December 31, 1998 and December 31, 1999, respectively. In 1999, we expended approximately $18.3 million in constructing our network in Mexico and expanding our switching, transmission and processing platforms required to provide international wholesale and retail long distance services. We also incurred additional obligations for $24.6 million for the construction of our Mexican network. This amount is expected to be financed with long term debt under the Lucent credit facility and is included in Accounts Payable and Construction in Progress on the December 31, 1999 consolidated balance sheet. Additionally, we incurred obligations for $2.8 million for switching equipment which is expected to be financed through long term debt in 2000 and is included in Accounts Payable and Property and Equipment on the December 31, 1999 consolidated balance sheet.

     Net cash provided by financing activities was $16.0 million and $24.4 million for the years ended December 31, 1998 and December 31, 1999, respectively. During 1999, we had proceeds of approximately $3.3 million (net of commissions) from sales of our common stock and exercise of options and warrants. We also received $15.4 million from notes payable and $23.9 million in financing under the Lucent credit facility. We made payments of $10.5 million on our notes payable, $6.0 million on our convertible debt and $1.7 million on our revolving line of credit.

     As of December 31, 1999, we had cash and cash equivalents of $5.4 million and negative working capital of $42.5 million. Of this $42.5 million, $24.6 million represents accounts payable incurred in connection with the construction of the Mexican network and $2.8 million represents accounts payable incurred for switching equipment. We plan to finance the network construction accounts payable under the Lucent credit agreement subject to availability as discussed below and the equipment accounts payable under long term financing. Additionally, we have classified as current $5.6 million in notes payable due to non-compliance of certain financial covenants under a loan facility as discussed below. We also have classified as current $1.2 million under the Lucent credit facility.

     In the fourth quarter of 1998, we signed a financing arrangement with a finance company, which provides for funding of equipment purchases of up to $6.0 million through May 1999. The financing is structured as loans maturing three years from funding at interest rates 550 basis points above the Federal Reserve Treasury Constant Maturity Rate. We drew approximately $2.0 million during 1999 under this facility.

     In the fourth quarter of 1998, we entered into a stock purchase agreement with third parties, which allowed us to sell at our option up to $5.0 million of our common stock. During the fourth quarter of 1998 and the fiscal year 1999, we utilized this facility entirely. In connection therewith, we issued a total of 783,338 shares of our common stock.

     On January 11, 1999, we signed a financing arrangement with a finance company, which provides for funding of equipment purchases of up to $7.0 million through December 31, 1999. The financing is structured as long-term loans maturing January 1, 2005. The loans provide for payments of interest only through January 1, 2000. Thereafter, payments of principal and interest are due quarterly. Interest is calculated on available basis during the interest only period at 425 basis points above the 90 day commercial paper rate. Interest thereafter is calculated at 500 basis points above the five year Federal Reserve Treasury Constant Maturity Rate. We have drawn approximately $5.6 million under this facility through December 31, 1999, of which $2.5 million resulted in refinancing equipment, which was previously financed through an operating lease. We are not in compliance with certain financial covenants under this loan facility and have secured a waiver from the finance company of their rights under the agreement to enforce default provisions due to non compliance with these financial covenants for the fourth quarter of 1999. We are not able to draw down additional financing under this facility until such time as the finance company allows us to do so. The finance company has also issued us a forbearance letter informing us that they will not enforce acceleration of their facility until the earlier of March 31, 2000 or the date our merger with Pointe is completed. The finance company has agreed to extend the forbearance period through May 15, 2000. The amounts outstanding under this facility of $5.6 million have been classified as current in the financial statements as of December 31, 1999. We may have to request additional waivers from the finance company due to non compliance with financial covenants in future quarters or we may have to request an extension of the forbearance letter provisions should our merger with Pointe not be completed by May 15, 2000. We cannot guarantee that the finance company would provide us with additional waivers or that they would extend their forbearance letter in which case they could enforce the default provisions and accelerate the maturity date. Should that be the case, there is no guarantee that we would be able to obtain a replacement facility. A default under this agreement would trigger cross defaults under the Lucent credit facility.

     On May 7, 1999, we issued $6,850,000 in senior notes originally maturing on May 6, 2000. E. Scott Crist, CEO of Telscape, is holder of the remaining $850,000 balance of the senior notes. These senior notes are subject to optional prepayment provisions allowing us to prepay a portion or all of the outstanding principal amount without premium or penalty. Under the terms of the senior notes, Mr. Crist received on November 6, 1999, 31,805 warrants at an exercise price of $6.685. In the event that the senior notes are not paid by May 5, 2000, then Mr. Crist will be issued an additional 31,805 warrants, in which case the maturity date is extended until November 6, 2000. The maturity of the senior notes can be extended unilaterally by us through January 4, 2001 with no additional consideration. As a result, the senior notes are classified as long-term in the financial statements as of December 31, 1999. We repaid $6,000,000 of the senior notes on August 27, 1999, upon the funding of the Lucent credit facility. The loan from Mr. Crist bears interest at 8% from May through November 6, 1999. The interest rate increases by 1 percent for each month thereafter. Pursuant to the terms of the senior notes, we initially issued to the holders of the senior notes a total of 256,315 warrants at an exercise price of $6.68 per share. The proceeds from the senior notes were utilized to repay the entire principal amount of the Gordon Brothers Convertible Debentures plus $1.1 million in exit fees. We estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 54%, risk free interest rate of 5% and expected life of one year. The resulting cost of the initial 256,315 warrants of approximately $398,000 was amortized over three months, the expected term of the notes at the time they were issued. The resulting cost of the 31,805 warrants of approximately $49,000 will be amortized over one year.

     On June 18, 1999, we issued $2,000,000 in a different series of senior notes maturing June 19, 2000. These senior notes are subject to optional prepayment provisions allowing us to prepay a portion or all of the outstanding principal amount without premium or penalty. These senior notes bear interest at 8% from June through December 17, 1999. The interest rate increases by 1 percent for each month thereafter. We also initially issued to the holders of these senior notes a total of 62,501 warrants with an exercise price of $8.00 per share and a term of three years. On December 18, 1999, the holders became entitled to an additional 62,501 warrants. In the event that these senior notes are not paid by June 18, 2000, then the holders will be issued an additional 62,501 warrants in which case the maturity date is extended until December 18, 2000. The maturity of the senior notes can be extended unilaterally by us through February 16, 2001 with no additional consideration. As a result, these senior notes are classified as long-term in the financial statements as of December 31, 1999. We estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 54%, risk free interest rate of 5% and expected life of one year. The resulting cost of the initial 62,501 warrants of approximately $116,000 was amortized over two months, the expected term of the notes at the time they were issued. The resulting cost of the second 62,501 warrants of approximately $143,000 will be amortized over one year. The holders of these senior notes have provided us with a letter indicating their agreement, subject to definitive documentation, to convert their notes into the Class F Preferred described below.

     In July 1999, our revolving credit facility expired and we repaid all amounts outstanding at that time.

     On July 28, 1999, the Company issued an unsecured and subordinated promissory note in the amount of $576,000 maturing on November 24, 1999. The Company may prepay this note with no penalty subject to the following limitations. In the event that the Company's common stock closes above $11 per share for the five consecutive trading days prior to November 24, 1999, the Company may elect to pay the holder the principal amount in cash plus accrued interest at a rate of 15% per annum. In the event that the price of the Company's stock is greater than $5.25 per share and less than $11 per share at the time of maturity, the Company must provide the holder of the note with 91,042 shares of the Company's common stock as payment of the note and no interest shall be owing. In the event that the price of the Company's common stock is less than $5.25 per share, the Company agrees to pay the note in cash at maturity plus accrued interest at 15% per annum. On November 24, 1999, the Company issued 91,042 shares of the Company's common stock as payment of the note per the agreement.

     Also in July 1999, we received a bridge loan of $3.0 million from Lucent. The Lucent bridge loan was repaid upon the funding of the Lucent credit facility. In connection with the bridge loan, we issued to Lucent warrants to purchase an aggregate of 85,000 shares of common stock at an exercise price of $8.50 per share. The warrants have a term of three years.

     On August 27, 1999, Telscape International, Inc., the registrant, along with its subsidiaries, Telereunion S.A. de C.V. ("Telereunion"), Telereunion International, S.A. de C.V., Telereunion, Inc., Telscape USA, Inc., MSN Communications, Inc., Interlink Communications, Inc., TSCP International, Inc., Vextro De Mexico S.A. de C.V., Servicios Corporativos Vextro, S.A. de C.V., Telscape de Mexico S.A. de C.V., N.S.I. S.A. de C.V., Lan and Wan S.A. de C.V. and M.S. Noticias y Telecomunicaciones, S.A. de C.V. signed a credit agreement with Lucent Technologies, Inc. The Lucent credit agreement provides for up to $40 million in financing. In March 2000, Lucent signed a commitment letter to increase the size of the facility from $40 million to $60 million, subject to certain conditions including the merger with Pointe. We borrowed $23.9 million under the credit agreement on August 27, 1999, of which $9.0 million was utilized to repay the $3.0 million Lucent bridge loan and $6.0 million of senior notes and $14.9 million was utilized to pay for costs directly related to construction of the Mexican network and some related debt offering costs. Subsequent loans under the Lucent credit agreement are subject to the satisfaction of certain conditions precedent, one of which has not been satisfied as of the date of this filing and is dependent upon the cooperation of a third party. We expect, however, to resolve this issue. We have incurred additional obligations to Lucent in the construction of our Mexican network totaling $24.6 million at December 31, 1999. We expect to fund these obligations and other obligations under the facility, with proceeds from the facility, upon consummation of the merger with Pointe and the increase of the Lucent credit facility from $40 million to $60 million.

     As of December 31, 1999, we were in default of certain financial covenants under the Lucent credit agreement. In conjunction with the March 2000 commitment for an additional $20 million, Lucent waived these defaults and all other defaults through April 15, 2000 and has agreed to renegotiate the financial covenants that will be used to measure our performance under this facility. We cannot guarantee that we will be able to secure additional waivers from Lucent, should they be necessary, or that we can negotiate financial covenants that will be more favorable than the ones contained in the initial credit agreement.

     On October 22, 1999, we signed a loan agreement with Lennox Invest Ltd., a BVI Corporation, which provided for funding of up to $10.0 million. A total of $1.5 million has been funded on this facility, which bears interest at 10% per annum. Interest on each note is to be paid at maturation of the respective note, which occurs six months after the date of each note. Of the $1.5 million funded under the facility, $1.0 million matures on April 19, 2000, and $0.5 million matures on April 26, 2000. As part of this transaction, certain members of the board of directors agreed to pledge shares of Telscape stock as collateral. We have agreed to indemnify these directors for the loss of their shares for any reason other than the non-payment of these loans, and to compensate these directors as discussed below. In December 1999, we informed Lennox that we would not be drawing any further funding under this facility due to a breach of contract on the part of Lennox.

     As of December 31, 1999 and the date of this report, we have an outstanding receivable of $1.4 million from a customer of our network solutions business. This receivable has been outstanding since December 31, 1998. We have been forced to utilize legal resources to enforce collection of this amount and recorded an allowance for doubtful accounts of $700,000 against the amount outstanding during the fourth quarter of 1999. In the event that we determine that this amount or a portion of the amount is uncollectible in the future, we may be forced to incur a charge in excess of the reserve already established for the account.

     As of December 31, 1999, our debt totaled $38.8 million, resulting in a debt to equity ratio of 143% as compared to $13.1 million and 38%, respectively, as of December 31, 1998. Fully funding the Lucent credit facility will significantly increase our leverage. In addition, we estimate that there are an additional $10 to $15 million in expenditures related to the Mexican network and our network expansion which will be funded with a combination of the Lucent facility and other debt. During fiscal 1999, we incurred losses and had negative cash flow from operations. We do not expect that cash flow from operations will be sufficient to meet anticipated capital expenditures and debt repayments requirements when they are due without additional financing. We intend to finance our growth, principal and interest obligations under existing debt obligations and additional capital investments required for our planned facilities expansion through vendor financing and the sale of debt or equity securities (or a combination of both). There can be no assurance that we will be able to obtain additional financing on commercially reasonable terms, if at all, to fund losses generated from operations, to fund capital expenditures, to fund debt service obligations as they become due or to fund strategic investment alternatives.

     On November 18, 1999, we entered into an agreement to sell approximately $5 million worth of excess fiber optic capacity on our Mexican network to another Mexican carrier. Under the terms of the agreement, the carrier has provided a non-refundable deposit of $500,000. The Mexican carrier is to provide 40% of the purchase price on or before March 31, 2000 and the balance of the purchase price by June 8, 2000. In the event that the Mexican carrier does not meet these payment dates then it is subject to certain penalty provisions.

     On November 24, 1999, we signed a letter of intent to merge with Pointe. In connection with the letter of intent, Pointe agreed to lend us $1.5 million that was evidenced by a short term promissory note ("Promissory Note"). As part of this transaction, certain members of the board of directors agreed to pledge shares of Telscape stock as collateral. We have agreed to indemnify these directors for the loss of their shares for any reason other than the non-payment of these loans, and to compensate these directors as discussed below. On December 31, 1999, we signed a definitive merger agreement with Pointe. In addition, Pointe agreed to lend us $10 million, which was evidenced by a convertible promissory note. In early January, Pointe funded $8.5 million into escrow. On January 10, 2000, we drew down $1 million from escrow and the Promissory Note was increased accordingly. On February 7, 2000, we executed a replacement convertible promissory note ("Replacement Note") for $10,000,000 with an interest rate of 12% and a maturity of June 30, 2000. The Replacement Note extinguishes the $2.5 million of indebtedness under the Promissory Note. As of March 27, 2000, we have drawn down $4.7 million from escrow, creating a $7.2 million obligation to Pointe under the Replacement Note. Certain circumstances relating to the merger agreement may affect our obligations and rights under the Replacement Note. See further discussion of the Replacement Note in the Amended and Restated Agreement and Plan of Merger filed as Exhibit 2.1 to this report.

     Although  we  can  provide  no  assurance,  as  of the date of this filing, it is expected that the merger with Pointe will be finalized during the second quarter of 2000 at which time the companies will begin operating under the common name of Telscape. The terms of the original merger agreement called for us to issue our common stock to Pointe shareholders at an exchange ratio of 0.215054 of a share of our
common  stock  for  every  share  of  Pointe  common  stock.   Also,  for  each
share of Pointe convertible preferred stock outstanding, we will issue one share of our convertible preferred stock (with rights and preferences substantially the same as the Pointe convertible preferred stock). On March 30, 2000, Telscape and Pointe agreed to an adjustment of the exchange ratio of approximately 4%. The adjusted ratio of shares is the result of a Pointe subsidiary, TeleCommute Solutions ("TCS"), which recently received $19 million in new financing led by the MCI WorldCom Venture Fund and others, remaining in the combined companies. The merger agreement had previously provided that TCS was to be spun off to Pointe shareholders prior to the consumation of the merger. Consequently, each share of Pointe stock will be exchanged for 0.223514 shares of our common stock.

     The commitment by Lucent to provide an additional $20 million under the credit agreement and the Class F Convertible Preferred Stock described below, are contingent on our merger with Pointe. Should the Company not be able to consummate the merger with Pointe, the Company's financial condition may be adversely affected. The merger may not be approved by both of our company's shareholder groups, a regulatory agency or other outside party, or we may face undue delays affecting the timeliness in which we can consummate the merger. Should we not be able to consummate the merger in a timely manner, the commitments mentioned above may expire. We cannot guarantee that such commitments could be replaced on similar terms, if at all. Should the merger not be approved, we may have to continue our efforts to identify parties interested and able to consummate an investment in our company. There can be no assurance that we will be able to identify any future joint ventures, acquisitions, mergers or strategic alliances or that, if identified, we will be able to successfully execute these transactions. If necessary funds are not available, our business and results of operations and the future expansion of our business could be materially adversely affected.

     Should our merger be approved by Telscape's and Pointe's shareholders, we intend to jointly finance our growth, principal and interest obligations under existing debt obligations, and additional capital investments required for our planned facility expansions through cash flow from operations, vendor financing and the sale of debt or equity securities (or a combination of both). There can be no assurance that the cash generated from operations will be sufficient to fund such expenditures or that we will be able to obtain financing on commercially reasonable terms, if at all. If necessary funds are not available, our business and results of operations and the future expansion of our business could be materially adversely affected.

     Also in January 2000, we converted $500,000 in notes payable due January 1, 2000, originally incurred in connection with the Integracion acquisition, into 47,619 shares of common stock at a price of $10.50 per share.

     Upon the signing of the letter of intent, we and Pointe began a joint effort to raise capital for the combined companies. In March 2000, we completed a $31,575,000 private placement consisting of 315,750 shares of Class F Convertible Senior Preferred Stock, par value $.001 per share (the ''Class F Preferred Stock''), together with five year warrants to purchase 1,925,306 shares of common stock. The Class F Preferred Stock is convertible into 3,850,610 shares of our common stock at a conversion price equal to $8.20 per share, and the exercise price of the warrants is $10.00 per share. The Class F Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Class F Preferred Stock at our discretion. Pricing for this transaction was established based on a trailing thirty day average of the closing price of our common stock as of December 7, 1999. The proceeds of the Class F Preferred have been placed into escrow and release of escrow is subject to the consummation of the merger with Pointe.

     We may require the conversion of all of the outstanding Class F Preferred Stock (i) in conjunction with a qualified offering or (ii) at any time after the first year anniversary of the first issue date if: (1) our common stock shall have been listed for trading on the New York Stock Exchange, the Nasdaq National Market System or the American Stock Exchange (each, an "Exchange"); (2) our common stock shall have traded on such Exchange for a period of at least 20 consecutive trading days at a price per share of at least $15.00 (subject to appropriate adjustment for recapitalization events); and (3) the cumulative average daily trading volume of our common stock during such 20 consecutive trading day period shall be at least $3,000,000; provided, that, the shares of common stock issuable upon such conversion shall have been registered and listed on each securities exchange, over-the-counter market or on the Nasdaq National Market on which similar securities issued by us are then listed. For purposes of this paragraph, qualified offering shall mean the sale by us of common stock or other equity interests in a public offering at a purchase price per share in excess of $15.00 per share (subject to appropriate adjustment for recapitalization events) yielding gross proceeds of not less than $30,000,000.

     Telscape will be required to file a registration statement with the SEC within 150 days of closing the sale of the Class F Preferred Stock to register the shares of common stock issued or issuable upon conversion of all the Class F Preferred Stock (including shares issued as dividends) and the exercise of the related warrants.

                        FOREIGN CURRENCY TRANSLATION RISK

     The general economic conditions of Mexico are greatly affected by the fluctuations in exchange rates and inflation. Our foreign currency risk in Mexico has traditionally been mitigated due to the fact that many of our customers are multinational firms that pay in United States dollars. In addition, most of our customers that pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. Our functional currency in Mexico is the United States dollar because the majority of its transactions are in such currency. However, given the recent completion of construction of the Mexican network and our plans to record dollar-denominated debt on our Mexican subsidiaries' books, we may incur some significant translation gains and losses in the future. We may choose to limit our exposure to translation gains and losses through the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that any foreign currency hedging strategy would be successful in avoiding translation related gains or losses.

     We do not currently hedge against the risk of foreign exchange rate fluctuations. See further discussion in Item 7A - Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Exchange Risk.

                              YEAR 2000 COMPLIANCE

     To date, year 2000 problems have had a minimal effect on our business. However, we may not have identified and remediated all significant year 2000 problems.

     Further remediation efforts may involve significant time and expense, and unremediated problems may have a material adverse effect on our business. Also, we sell telecommunications products to companies in a variety of industries, each of which is experiencing different year 2000 issues. Customer difficulties with year 2000 issues might require us to devote additional resources to resolve underlying problems. Finally, although we have not been made a party to any litigation or arbitration proceeding to date involving our products or services and related to year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of such disputes, and any liability for year 2000 related damages, including consequential damages, would negatively affect our business, results of operations, financial condition and liquidity, perhaps materially.

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

     Historically, we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to have a material effect on our financial statements.

     SOP 98-5, "Reporting on the Costs of Start-up Activities," requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. Adoption of SOP 98-5 did not have a material effect on our prior years financial statements. We incurred and expensed significant costs in connection with the start-up of the network in Mexico in 1999.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     We are subject to financial market risks, including interest rate risk and foreign currency exchange risk.

                               INTEREST RATE RISK

     As of December 31, 1999, we had a mix of variable and fixed interest bearing notes. All of our debt obligations are denominated in U.S. dollars and, represent interest rate risk. All of our debt obligations are segregated in fixed and variable rate instruments as shown on the table below. The table shows the amounts of principal payments due on our various debt instruments and the weighted average rate for the principal payments then due using the rates in effect at December 31, 1999. Our Lucent facility has an interest rate calculated as a base rate plus a margin. The base rate is established at the time of funding and the margins are pre-determined fixed margins as contained in the Lucent credit agreement. As the rate for Lucent notes is known and determinable at the time of funding, all Lucent notes are categorized as fixed in the table below.

     The table set forth below summarizes the fair values and payment terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1999.

                                                                                          Fair Value
DEBT               2000         2001        2002        2003        2004     Total        at 12/31/99
-------------  ------------  ----------  ----------  ----------  ----------  -----------  ------------
Non-Interest
Bearing or
Fixed Rate     $ 4,870,000   4,553,000   5,489,000   6,615,000   7,180,000   28,707,000   28,707,000
Wtd. Avg.
Interest Rate        10.30%      11.22%      11.93%      12.28%      12.80%      11.84%          ---

Variable       $ 1,777,000   4,702,000   1,342,000   1,116,000   1,117,000   10,054,000   10,054,000
Wtd. Avg.
Interest Rate        10.54%      12.56%      10.52%      10.50%      10.50%       11.48%         ---
               ---------------------------------------------------------------------------------------
Total          $ 6,647,000   9,255,000   6,831,000   7,731,000   8,297,000   38,761,000   38,761,000
               =======================================================================================

     We have not entered into any derivative contracts or used any other interest rate risk management techniques to attempt to minimize the interest rate risk inherent in each of our debt instruments. At the time of this filing, we have no plans in place to actively manage this risk.

     As we do not have a significant amount of variable interest rate obligations, we have not entered into derivative transactions to hedge our risk.

                         FOREIGN CURRENCY EXCHANGE RISK

     We conduct a significant amount of its operations in countries outside the United States. Our foreign currency exchange risk includes the following:

     The Mexican economy has historically had periods of exchange rate instability and peso devaluation. 1999 was the first year in recent history in which not only did the peso not decline but appreciated slightly year over year. Our advanced services business is conducted in Mexico. The majority of our revenues in the advanced services business are contracted in dollars or in pesos indexed to the dollar at the time of settlement. The products and services that we sell in the advanced services business line are generally imported from the U.S. or other countries and are payable in dollars. Our remaining operating costs in this segment are generally paid in pesos. Our major outsourcing contracts with the U.S. Embassy and the Ministry of Foreign Affairs generate revenues which are collected in pesos and costs which are paid in pesos. Additionally, we anticipate receiving a greater portion of our revenues in Mexican pesos as our voice services, network operations and customer relationship management services expand. We also anticipate incurring more peso-denominated costs as our operations in Mexico expand in line with revenues therefrom. As examples, the prepaid cards that we started selling in late 1999 in Mexico are peso-denominated, the provision of telecommunication services in tandem with the operation of our Mexican network is likely to be primarily peso-denominated and our call center services, which we anticipate will continue to grow are all presently peso-denominated.

     In our broadband services business segment, we generally collect our revenues in U.S. dollars and pay for our costs to provide these services in U.S. dollars

     In our voice services business segment, we sell our services to customers in the U.S. and thus our revenues have been collected in U.S. dollars. Our costs of providing these services are paid to vendors both in the U.S. and in Mexico or other Latin American countries. A significant portion of our costs to provide these services are structured under operating agreements with carriers in Mexico under which the costs historically have been settled in pesos. We entered into additional agreements with carriers in Mexico which provided us with additional termination capacity in Mexico in 1999. These arrangements provide for settlement in U.S. dollars.

     Nonetheless, as stated above, we anticipate having an increasingly larger portion of our business in Mexico, and conducting that business primarily as peso-denominated.

     We do not have a hedging policy in place but do plan to consider using derivatives to mitigate the risk of paying off our dollar denominated debt with increasingly Mexican operations. We have not entered into any derivative or futures contracts or used any other such exchange rate risk management technique as of the date of this filing.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

Index  to  Consolidated  Financial  Statements:

                                                                       Page
                                                                       ----
Report of Independent Certified Public Accountants                       34

Consolidated Balance Sheets - At December 31, 1998 and 1999              35

Consolidated Statements of Operations - For the years ended
December 31, 1997, 1998 and 1999                                         36

Consolidated Statements of Stockholders' Equity - For the
years ended December 31, 1997, 1998 and 1999                             37

Consolidated Statements of Cash Flows - For the years ended
December 31, 1997, 1998 and 1999                                         38

Notes to Consolidated Financial Statements                               40

Schedule II Valuation and Qualifying Accounts                            75

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Telscape  International,  Inc.
Houston,  Texas

We have audited the accompanying consolidated balance sheets of Telscape International, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. We have also have audited the financial statement schedule for the year ended December 31 1999, listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telscape International, Inc. and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                             /s/ BDO  SEIDMAN,  LLP

Houston,  Texas
March  10,  2000

                        TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                               December 31,
                                                                       --------------------------
                                                                           1998           1999
                                                                       -------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                                            $   9,631,000  $  5,419,000
  Accounts receivable, less allowance for doubtful accounts of
    $500,000 and $2,110,000,  respectively                                14,387,000    12,283,000
  Inventories                                                              4,581,000     5,838,000
  Prepaid expenses and other                                               3,519,000     4,203,000
  Deferred income taxes                                                      628,000     2,254,000
                                                                       -------------  ------------
       Total current assets                                               32,746,000    29,997,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation                   14,576,000    58,468,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated amortization           31,416,000    32,342,000
DEFERRED INCOME TAXES                                                         35,000     2,587,000
OTHER ASSETS                                                               1,558,000     3,746,000
                                                                       -------------  ------------
            Total assets                                               $  80,331,000  $127,140,000
                                                                       =============  ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                                       $22,090,000  $ 45,841,000
  Accrued expenses                                                        10,182,000    15,494,000
  Current portion of notes payable and capital lease obligations           2,714,000    11,112,000
  Convertible debentures                                                   4,996,000           ---
                                                                        ------------  -------------
 Total current liabilities                                                39,982,000    72,447,000
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net of current portion        1,488,000    27,649,000
CONVERTIBLE SUBORDINATED DEBENTURES                                        3,935,000           ---
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
  without defined preference rights                                              ---           ---
  Series A preferred stock, $.001 par value, 1,000,000 shares authorized         ---           ---
  Common stock, $.001 par value, 25,000,000 shares authorized;
  6,048,909  and  7,975,837 issued, respectively                               6,000         8,000
  Additional paid-in capital                                              39,398,000    51,142,000
  Accumulated deficit                                                     (3,881,000)  (23,356,000)
  Treasury stock                                                            (480,000)     (480,000)
  Capital subscriptions receivable                                          (117,000)     (270,000)
                                                                        ------------  -------------
              Total stockholders' equity                                  34,926,000    27,044,000
                                                                        ------------  -------------
              Total liabilities and stockholders' equity                 $80,331,000  $127,140,000
                                                                        ============  =============

      The accompanying notes are an integral part of these financial statements.

                                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                                 ---------------------------------------------
                                                                       1997          1998          1999
                                                                 --------------  --------------  -------------
REVENUES                                                         $ 36,154,000   $  132,179,000   $106,833,000
COST OF REVENUES                                                   24,396,000      111,892,000     93,394,000
                                                                 --------------  --------------  -------------
GROSS PROFIT                                                       11,758,000       20,287,000     13,439,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                             8,154,000       13,774,000     24,357,000

DEPRECIATION AND AMORTIZATION                                         622,000        3,316,000      6,335,000
IMPAIRMENT LOSS ON LONG-LIVED ASSETS                                      ---        1,026,000        715,000
                                                                 --------------  --------------  -------------

OPERATING INCOME (LOSS)                                             2,982,000        2,171,000    (17,968,000)
OTHER INCOME (EXPENSE):
  Interest income                                                     171,000          195,000        268,000
  Interest expense                                                   (266,000)      (1,660,000)    (3,155,000)
  Amortization of debt offering costs                                     ---         (136,000)    (1,365,000)
  Foreign exchange gain (loss)                                       (126,000)        (639,000)       207,000
  Other, net                                                          (11,000)        (173,000)      (890,000)
                                                                 --------------  --------------  -------------
  Total other expense, net                                           (232,000)      (2,413,000)    (4,935,000)
                                                                 --------------  --------------  -------------
INCOME (LOSS) BEFORE INCOME TAXES AND  MINORITY INTERESTS           2,750,000         (242,000)   (22,903,000)


INCOME TAX BENEFIT (EXPENSE)                                          (84,000)        (822,000)     3,428,000
                                                                 --------------  --------------  -------------
INCOME  (LOSS) BEFORE MINORITY INTERESTS                            2,666,000       (1,064,000)   (19,475,000)

MINORITY INTERESTS IN SUBSIDIARIES                                      6,000           34,000            ---
                                                                 --------------  --------------  -------------
NET INCOME (LOSS)                                                $  2,672,000   $   (1,030,000)  $(19,475,000)
                                                                 ==============  ==============  =============
EARNINGS (LOSS) PER SHARE:
 Basic                                                           $       0.68   $        (0.20)  $      (2.92)
 Diluted  (1)                                                    $       0.53   $          N/A   $        N/A

WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                                              3,903,470        5,052,096      6,669,987
 Diluted (1)                                                        5,152,211              N/A            N/A

(1)     Inclusion of additional shares under a diluted analysis is inappropriate due to the anti-dilutive effect

     The accompanying notes are an integral part of these financial statements.

                                          TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                           COMMON STOCK       ADDITIONAL                                CAPITAL        TOTAL
                                         ------------------    PAID-IN     ACCUMULATED    TREASURY   SUBSCRIPTIONS   STOCKHOLDERS'
                                          SHARES    AMOUNT     CAPITAL       DEFICIT       STOCK       RECEIVABLE      EQUITY
                                         ---------  -------  -----------  -------------  ----------  -------------  --------------
Balance, December 31, 1996               3,935,969  $ 4,000  $11,884,000  $ (5,523,000)        ---   $   (600,000)  $   5,765,000
Issuance of stock in connection with
   warrants and options exercised          148,058      ---    1,004,000           ---         ---            ---       1,004,000
Compensation related to common stock
   and warrants granted                     20,000      ---      188,000           ---         ---             ---        188,000
Repurchase of treasury shares                  ---      ---          ---           ---    (297,000)            ---       (297,000)
Release of stock in escrow                     ---      ---          ---           ---         ---         600,000        600,000
Additional consideration recognized
    upon  vesting of warrants                  ---      ---   12,156,000           ---         ---             ---     12,156,000
Net income                                     ---      ---          ---     2,672,000         ---             ---      2,672,000
                                         ---------  -------  -----------  -------------  ----------  --------------  -------------
Balance, December 31, 1997               4,104,027    4,000   25,232,000    (2,851,000)   (297,000)            ---     22,088,000
Issuance of stock in connection with
   warrants and options exercised        1,242,151    2,000    5,052,000           ---         ---             ---      5,054,000
Issuance of stock and warrants  in
   connection with acquisition             100,000      ---      980,000           ---         ---             ---        980,000
Issuance of stock in connection with
   debt  conversion                        333,000      ---      888,000           ---         ---             ---        888,000
Additional consideration recognized
   upon vesting of  warrants                  ---       ---    5,479,000           ---         ---             ---      5,479,000
Issuance of warrants with convertible
   debt placement                              ---      ---      479,000           ---         ---             ---        479,000
Sale of common stock                       269,731      ---    1,288,000           ---     107,000        (117,000)     1,278,000
Repurchase of treasury shares                  ---      ---          ---           ---    (290,000)            ---       (290,000)
Net loss                                       ---      ---          ---    (1,030,000)        ---             ---     (1,030,000)
                                         ---------  -------  -----------   ------------  -----------  -------------  -------------
Balance, December 31, 1998               6,048,909    6,000   39,398,000    (3,881,000)   (480,000)       (117,000)    34,926,000
Issuance of stock in connection with
   warrants and options exercised          400,445      ---      382,000           ---         ---             ---        382,000
Issuance of stock and warrants  in
   connection with acquisition of
    minority interest                      400,000      ---    3,305,000           ---         ---             ---      3,305,000
Issuance of stock in connection with
    debt conversion                        567,359    1,000    3,671,000           ---         ---             ---      3,672,000

Issuance of warrants in connection with        ---             1,275,000
    financings and services provided                    ---                        ---         ---             ---      1,275,000
Sale of common stock                       559,124    1,000    3,111,000           ---         ---        (153,000)     2,959,000
Net loss                                       ---      ---          ---   (19,475,000)        ---             ---    (19,475,000)
                                         ---------  -------  -----------  -------------  ----------  --------------  -------------
Balance, December 31, 1999               7,975,837  $ 8,000  $51,142,000  $(23,356,000)  $(480,000)  $    (270,000)  $ 27,044,000
                                         =========  =======  ===========  =============  ==========  ==============  =============

     The accompanying notes are an integral part of these financial statements.



                               TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Year Ended December 31,
                                                             -------------------------------------------
                                                                  1997          1998           1999
                                                             -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $  2,672,000   $ (1,030,000)  $(19,475,000)
  Adjustments to reconcile net  income (loss) to net cash
    provided by operating activities:
  Provision for doubtful accounts                                 277,000        560,000      1,996,000
  Provision for inventory obsolescence                             53,000         22,000        450,000
  Depreciation and amortization                                   622,000      3,316,000      6,335,000
  Write-off of investment in operating venture                    196,000            ---            ---
  Deferred income taxes                                        (1,566,000)      (339,000)    (4,178,000)
  Impairment loss on long-lived assets                                ---      1,026,000        715,000
  Interest accrued on non-interest bearing notes and
    amortization of debt offering costs                           136,000        270,000      1,588,000
  Minority interest in subsidiaries' loss                          (6,000)       (34,000)           ---
  Equity in income from unconsolidated subsidiary                     ---        198,000         97,000
  Refinancing charges of operating lease                              ---            ---        327,000
  Expenses for warrants issued to third parties                       ---            ---        163,000
  Changes in assets and liabilities:
    Accounts receivable                                        (1,623,000)    (6,404,000)       108,000
    Inventories                                                (2,359,000)       493,000     (1,707,000)
    Prepaid and other assets                                   (2,634,000)    (1,345,000)    (3,202,000)
    Accounts payable                                            6,954,000      6,296,000      1,157,000
    Accrued liabilities                                         1,866,000      3,582,000      5,312,000
                                                             -------------  -------------  -------------
Net cash provided by (used in)  operating activities            4,588,000      6,611,000    (10,314,000)
                                                             -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (1,682,000)    (6,159,000)   (18,268,000)
  Acquisition of Integracion, net of cash acquired                117,000            ---            ---
  Mandatory redemption of preferred stock                             ---       (380,000)           ---
  Acquisition of N.S.I., net of cash acquired                     (49,000)           ---            ---
  Acquisition of MSN, net of cash acquired                            ---     (2,353,000)           ---
  Acquisition of INTERLINK, net of cash acquired                      ---     (8,805,000)           ---
  Investment in BCH Holdings                                     (185,000)           ---            ---
                                                             -------------  -------------  -------------
Net cash used in investing activities                          (1,799,000)   (17,697,000)   (18,268,000)
                                                             -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                          (104,000)       (66,000)      (144,000)
  Payments on notes payable                                       (50,000)      (681,000)   (10,500,000)
  Proceeds from notes payable                                        ---             ---     15,426,000
  Proceeds from capital subscriptions                             600,000            ---            ---
  Purchase of treasury shares                                         ---       (290,000)           ---
  Borrowings on line of credit                                        ---      1,948,000            ---
  Payments on line of credit                                          ---       (260,000)    (1,688,000)
  Borrowings under Lucent Credit Facility                             ---           ---      23,935,000
  Proceeds from warrants and options exercised                  1,004,000      5,054,000        382,000
  Proceeds from issuance of convertible debts                         ---     10,000,000            ---
  Payments on convertible debts                                       ---     (1,000,000)    (6,000,000)
  Proceeds from sale of common stock                                  ---      1,278,000      2,959,000
                                                             -------------  -------------  -------------
Net cash provided by financing activities                       1,450,000     15,983,000     24,370,000
                                                             -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents            4,239,000      4,897,000     (4,212,000)

Cash and cash equivalents at beginning of period                  495,000      4,734,000      9,631,000
                                                             -------------  -------------  -------------
Cash and cash equivalents at end of period                  $   4,734,000   $  9,631,000   $  5,419,000
                                                            ==============  =============  ==============

The  accompanying  notes  are  an  integral  part of these financial statements.

                           TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Year Ended December 31,
                                                     -------------------------------------
                                                        1997         1998        1999
                                                     ----------    ----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                      $  121,000    $  855,000  $ 2,477,000
  Income taxes paid                                     505,000     1,657,000    1,001,000

NON-CASH TRANSACTIONS:
Property and equipment acquired by execution of
capital lease obligation                                329,000        45,000      318,000

Issuance of common stock, warrants and promissory
notes in connection with acquisition of MSN:
      Promissory notes                                      ---       672,000          ---
      Common stock and warrants                             ---       980,000          ---

Issuance of notes and acquisition of treasury
shares in litigation settlement :
       Litigation settlement                             (3,000)          ---          ---
       Treasury stock                                  (297,000)          ---          ---
       Notes payable                                    300,000           ---          ---

Issuance of common stock and warrants in
exchange for services provided in connection
with severance agreement                                188,000           ---          ---

Issuance of promissory notes in connection with
the acquisition of Integracion                        2,555,000           ---          ---

Additional contingent consideration recorded:
2,175,000 in 1997 and 500,000 in 1998 warrants
issued in connection with Telereunion and
Integracion acquisitions vesting upon achievement
of certain operating performance measures            12,156,000     5,479,000          ---

Issuance of common stock and warrants in
Exchange for additional economic interests
of Telereunion SA de CV                                     ---           ---    3,305,000

Accrual of redemption of 380,000 shares of
Series B preferred stock to be redeemed based
Upon achievement of certain operating
performance measures                                    380,000           ---          ---

Debt issuance costs in connection with
financings and convertible debentures                       ---       479,000    1,275,000

Issuance of common stock in connection with
conversion of notes and convertible debentures              ---       888,000    3,672,000

Network construction costs and equipment purchases
incurred and included as accounts payable
expected to be financed through long-term loans
or lease finance arrangement                                ---     3,500,000   27,464,000

   The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE  COMPANY  AND  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS

     Telscape International, Inc. (collectively with its subsidiaries, the "Company") is an emerging, fully-integrated telecommunications company. The Company supplies U.S.-originated international long distance services on a wholesale and retail basis, via switched and dedicated networks, with an emphasis on Latin America. In addition, the Company provides a full range of advanced services and systems integration services in Mexico to major public and private sector customers.

     Through its Telscape USA, Inc. ("Telscape USA") and TSCP International, Inc. ("TSCP") subsidiaries, the Company is a facilities-based long distance telecommunications services company providing international long distance services for calls originating in the United States and terminating in other countries, primarily in Latin America. Through its subsidiary, MSN Communications, Inc. ("MSN"), the Company is engaged in the distribution and sale of prepaid phone cards across the United States, targeted mainly at the Hispanic community.

     Through its Mexican subsidiaries, Vextro de Mexico, S.A. de C.V. ("Vextro"), Telscape de Mexico, S.A. de C.V. (formerly Integracion de Redes, S.A. de C.V.) ("Integracion") and N.S.I., S.A. de C.V. ("N.S.I."), the Company is engaged in the distribution and sale of voice, data and networking equipment and provides value-added services in network integration. Each of these Mexican entities is owned principally by Telereunion, Inc. ( "Telereunion" ), a wholly-owned subsidiary of the Company. The Company established Servicios de Comunicacion Popular S. de R.L. ("SCP") in 1999, a wholly-owned subsidiary of the Company, to sell and distribute prepaid cards throughout Mexico.

     Through its subsidiary, INTERLINK Communications, Inc. ("INTERLINK"), the Company provides satellite teleport services including voice, video and data transport services to customers in the U.S., Latin America and other parts of the world.

     In June 1998, Telereunion S.A. de C.V. ("Telereunion S.A."), a subsidiary of the Company, received a 30-year, facilities-based carrier license from the Mexican government allowing it to construct and operate a network over which the Company can carry voice, video, data and Internet traffic in Mexico (the "Mexican Concession"). Through its wholly-owned subsidiary, Telereunion International, S.A, de C.V. ("Telereunion International"), the Company owns approximately 92% of the economic interests and 49% of the voting interests of Telereunion S.A. In addition, three directors of the Company own an additional 18% of the voting interests and 1% of the economic interests of Telereunion S.A., resulting in the Company and such directors together controlling 93% of the economic interests and 67% of the voting interests of Telereunion S.A. Under Mexican law, foreign investors may own more than a majority of the economic interests in a concessionaire but may not own more than 49% of the voting ownership of any concessionaire. The Company did not have significant operations from Telereunion, S.A. in 1998. In the second quarter of 1999, the Company began the construction of a combined fiber-optic and microwave long haul network which was still in process at December 31, 1999.

     In 1999, the Company incorporated enablecommerce.com Inc. ("Enable"), to launch a business to business electronic commerce platform in Latin America. The Company did not have significant operations from Enable in 1999.

PROPOSED  MERGER

     In January 2000, the Company and Pointe Communications, Inc. ("Pointe") jointly announced a merger of the companies in an all-stock transaction. In conjunction with the merger agreement, the $1.5 million note extended by Pointe in December 1999 was converted into a $1.5 million note convertible into the Company's preferred stock under terms contained in the merger agreement. The merger agreement calls for funding of up to $10 million in such convertible notes. It is expected that the merger with Pointe will be finalized during the second quarter of 2000 at which time the companies will begin operating under the common name of Telscape. The terms of the original merger agreement called for the Company to issue the Company's common stock to Pointe shareholders at an exchange ratio of 0.215054 of a share of the Company's common stock for every share of Pointe common stock. Also, for each share of Pointe convertible preferred stock outstanding, the Company will issue one share of the Company's convertible preferred stock (with rights and preferences substantially the same as the Pointe convertible preferred stock). On March 30, 2000, the Company and Pointe agreed to an adjustment of the exchange ratio of approximately 4%. The adjusted ratio of shares is the result of a Pointe subsidiary, TeleCommute Solutions ("TCS"), which recently received $19 million in new financing led by the MCI WorldCom Venture Fund and others, remaining in the combined companies. The merger agreement had previously provided that TCS was to be spun off to Pointe shareholders prior to the consumation of the merger. Consequently, each share of Pointe stock will be exchanged for 0.223514 shares of the Company's common stock.

FINANCIAL  CONDITION

     As of December 31, 1999, the Company had negative working capital of $42.5 million, primarily resulting from the Company's loss from operations and to the substantial resources expended on the construction of the Company's telecommunications network in Mexico. The Company does not expect that cash flows from operations will be sufficient to meet anticipated capital expenditures and debt repayment requirements as they become due without additional financing. Such efforts by the Company are described in Notes 4 and
11. Should the proposed merger be approved by the Company's and Pointe's shareholders, the Company intends to jointly finance the Company's growth, the principal and interest obligations under existing debt, and the additional capital investments required for the Company's planned facility expansions through cash flows from operations, vendor financing and the sale of debt or equity securities (or a combination of both). While management of the Company believes that the merger will be approved, there can be no assurance that the cash generated from the combined operations will be sufficient to fund such expenditures or that the Company will be able to obtain financing on commercially reasonable terms, if at all. If necessary funds are not available, the Company's business and results of operations and the future expansion of the Company's business could be materially adversely affected.

SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation

     The consolidated financial statements include the accounts of the Company, all wholly and majority owned subsidiaries, as well as entities over which it exercises voting control. The Company recognizes the minority interests in the financial statements , which represents the portion of majority owned subsidiaries attributable to minority owners. Investments in affiliates in which the Company owns a 20% to 50% ownership interest, and in which the Company exercises significant influence over operating and financial policies, are accounted for by the equity method. Investments of less than 20% ownership are recorded at cost, which does not exceed the estimated net realizable value of such investments. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue  Recognition

     The Company recognizes revenue from long distance telecommunications services at the time of customer usage. Revenue from sales of equipment are recognized at time of shipment. Revenue from data and network integration value-added services are recognized when services are performed. In certain cases, the Company had entered into arrangements with third parties whereby these parties provide long distance telecommunication services for prepaid phone cards sold at a fixed cost. As the earnings process is complete at time of shipment under those arrangements, the Company recognized revenues (and cost of revenues) from the sale of cards at the time of shipment of its cards. The Company discontinued these types of arrangements in the second quarter of 1998. In other cases, the Company has entered into arrangements with third parties whereby these parties provide certain of the long distance telecommunications services for prepaid phone cards and bills the Company for these services as the cards are utilized. Under these arrangements, the earnings process is not complete until the cards are utilized, and, accordingly, the Company defers revenues at time of shipment and recognizes revenues (and cost of revenues) from the sale of cards as the cards are utilized and the costs measured.

Receivables

     The Company maintains an allowance for doubtful accounts based on the expected collectbility of all consolidated trade accounts receivable. The allowance for doubtful accounts as of December 31, 1998 and December 31, 1999 was $500,000 and $2,110,000, respectively. In 1998, the Company wrote off $541,000 in receivables from a customer which filed for bankruptcy. The Company increased its allowance for doubtful accounts in the fourth quarter of 1999 primarily resulting from a disputed accounts receivable balance of $1.4 million from a major customer in Mexico.

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

     Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents, short-term investments, escrowed deposits and investments (certificates of deposit) generally approximate market value because of the short maturity of these instruments. The Company's notes payable also approximate market value as the underlying borrowing rates are similar to other financial instruments with similar maturities and terms.

Inventories

     Inventories consist principally of telecommunications equipment acquired from manufacturers for distribution and are stated at the lower of cost (first-in, first-out) or market. The Company maintains a reserve for inventory obsolescence. The reserve as of December 31, 1998 and December 31, 1999, was $1,047,000 and $1,313,000, respectively.

Property  and  Equipment

     Property and equipment are stated at cost. The cost of major renewals and betterments is capitalized; repairs and maintenance costs are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being reflected in the Consolidated Statement of Operations. In 1998 and again in 1999, the Company recognized an impairment loss of $1.0 million and $715,000, respectively, as it determined that the carrying value of certain equipment and long-lived assets deployed under certain operating arrangements in Latin America were impaired. Depreciation of property and equipment for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and capital leases are amortized over the lesser of the life of the lease or the useful life of the asset. For income tax purposes, accelerated methods of depreciation are used. The Company capitalized interest related to the construction of its Mexican network for a total of $638,000 in 1999.

The following is a summary of the Company's property and equipment and their Estimated useful lives:

                                       AS OF DECEMBER 31,        ESTIMATED
                                  ---------------------------  USEFUL LIVES
                                       1998          1999        (YEARS)
                                  -------------  ------------   -----------
 Land                             $        ---   $    190,000
Computer equipment and software      2,419,000      3,465,000             3
Telecommunications equipment         9,918,000     17,497,000          5-10
Furniture and Fixtures                 932,000      1,141,000          5-10
Leasehold improvements               1,085,000      1,336,000          3-20
Transportation equipment               371,000        417,000             4
Teleport equipment                   3,947,000      4,328,000          5-15
Call center equipment                   47,000         65,000             3
Network construction in progress           ---     38,588,000
                                  -------------  -------------
                                  $ 18,719,000   $ 67,027,000
Less accumulated depreciation       (4,143,000)    (8,559,000)
                                  -------------  -------------
                                  $ 14,576,000   $ 58,468,000
                                  =============  =============

Goodwill  and  Other  Intangibles

     The  major  classes  of  intangible  assets  are  summarized  below:

                                    As of December 31,       Amortization
                               ----------------------------     Period
                                   1998          1999          (Years)
                               -------------  -------------  ------------
Goodwill                       $ 33,760,000    $36,815,000           15
Other                                73,000        373,000            5
Less accumulated amortization    (2,417,000)    (4,846,000)
                               -------------  -------------
                               $ 31,416,000    $32,342,000
                               =============  =============

     Intangible assets are amortized using the straight-line method for periods noted above. Goodwill is recognized for the excess of the purchase price of the various business combinations over the estimated fair value of the identifiable net tangible and intangible assets acquired. In connection with certain of the Company's acquisitions, the Company issued performance-based warrants. The Company records such contingent consideration at the time the contingency is resolved and the consideration becomes issuable or when the outcome of the contingency is determinable beyond a reasonable doubt. During the year ended December 31, 1998, the remaining 500,000 warrants issued in connection with the Telereunion acquisition vested resulting in the Company recording $5,479,000 in additional consideration with this acquisition. See Note 2 for further discussion regarding the Company's acquisitions. Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In connection with such assessment by management, the Company recorded an impairment loss of $1.0 million and $715,000 for the year ended December 31, 1998 and 1999 respectively, relating to certain long-lived assets in Latin America.

     In November 1999, the Company issued 400,000 shares and 100,000 warrants to the minority shareholders of its subsidiary, Telereunion S.A., in exchange for an additional 27% of the economic interests in Telereunion, S.A. This resulted in the Company's economic ownership interest in Telereunion S.A. increasing to 92% while the Company's voting interest remains at 49%. Three of the Company's directors own an additional 1% of the economic interests and 18% of the voting interests in Telereunion S.A. resulting in a combined control of 93% of the economic interests and 67% of the voting interests. The Company determined the fair value of the shares issued to the minority interest holders based on the closing price of the Company's common stock on the date the agreement was signed. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 54%, risk free interest rate of 5% and expected life of one year. The resulting cost totaling approximately $3.3 million was recorded as goodwill in the fourth quarter of 1999.

Warranty  Reserves

     The Company generally provides its network solutions customers a warranty on each sale of equipment and related products and accrues warranty expense at the time of sale based upon actual claims history. Actual warranty costs incurred are charged against such accrual when paid.

Prepaid  expenses  and  other  current  assets:

     Prepaid  expenses  and  other  current  assets  include  the  following:

                                         AS OF DECEMBER 31,
                                      -----------------------
                                         1998         1999
                                      -----------  ----------
Value-added taxes receivable          $ 1,748,000  $2,142,000
Deposits                                  322,000     106,000
Prepaid insurance and other expenses      963,000   1,537,000
Other                                     486,000     418,000
                                      -----------  ----------
                                      $ 3,519,000  $4,203,000
                                      ===========  ==========

Accrued  expenses:

     Accrued  expenses  include  the  following:

                                               AS OF DECEMBER 31,
                                           -------------------------
                                               1998         1999
                                           ------------  -----------
Customer prepayments                       $  1,369,000  $ 3,946,000
Deferred Revenues                             5,497,000    2,877,000
Accrued interest                                584,000    1,439,000
Accrued wages                                 1,041,000      797,000
Taxes payable                                   745,000      423,000
Telecommunications taxes and fees payable       324,000    4,411,000
Other                                           622,000    1,601,000
                                           ------------  -----------
                                           $ 10,182,000  $15,494,000
                                           ============  ===========

Foreign  Currency  Translation  and  Transactions

     The Company has determined that the U.S. dollar is the functional currency for its operations outside the U.S. As such, gains and losses resulting from foreign exchange transactions are included in the Consolidated Statements of
Operations.   The  Company  recognized  a  foreign  exchange  gain  (loss)  of
($126,000),  ($639,000) and $207,000 for the years ended December 31, 1997, 1998 and  1999,  respectively.

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

Earnings  (Loss)  Per  Share

     Earnings  (loss)  per  share  is  calculated  as  follows:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                          1997          1998          1999
                                      -------------  ------------  -------------
Basic
Net income (loss) as reported         $   2,672,000  $(1,030,000)  $(19,475,000)
Weighted average common shares
   Outstanding                            3,903,470    5,052,096      6,669,987
Basic earnings (loss) per share       $        0.68  $     (0.20)  $      (2.92)

Diluted
Net income (loss) as reported         $   2,672,000  $(1,030,000)  $(19,475,000)
Interest expense on convertible debt         42,000          ---            ---
                                      -------------  ------------  -------------
Net income (loss) applicable
   to common stockholders             $   2,714,000  $(1,030,000)  $(19,475,000)
Weighted average common
   Shares outstanding                     3,903,470    5,052,096      6,669,987
Options                                     430,969      891,211        901,220
Warrants                                    651,272    1,945,848      1,588,970
Convertible debt                            166,500          ---            ---
                                      -------------  ------------  -------------
Total weighted average
Dilutive potential common
   shares outstanding                     1,248,741    2,837,059      2,490,190
                                      -------------  ------------  -------------
Weighted average common
   and dilutive potential
   common shares outstanding              5,152,211    7,889,155      9,160,177
Diluted net income (loss) per share   $        0.53  $     (0.13)  $      (2.13)

     Diluted EPS for the years ended December 31, 1998 and 1999, was not disclosed on the Consolidated Statement of Operations as the effect is anti-dilutive. Certain performance based warrants vested at December 31, 1997 and during the year ended December 31, 1998 upon the achievement of certain operating performance measures (See Note 2). These contingently issuable shares were included in the calculation of diluted EPS when all the necessary conditions were met. If all the necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares that would have been issued if the reporting period was the end of the contingency period are included in the calculation as if those shares were issued at the beginning of that period. For year to date calculations, contingent shares are weighted for the interim periods in which they are included in the computation of diluted EPS. Accordingly, 1,000,000 warrants were included in the calculation of diluted EPS for the year ended December 31, 1997 as if those shares were issued on July 1, 1997 and 1,175,000 warrants were included as if those shares were issued on October 1, 1997. In addition, 500,000 warrants are included in the calculation of diluted EPS for the year ended December 31, 1998 as if those shares were issued July 1, 1998. At December 31, 1997, 1998 and 1999, there were 500,000, 0 and 0 performance based warrants, respectively, which had not vested which were not included in the calculation of diluted EPS. Additionally, 666,270, 95,619 and 930,101 options and warrants outstanding at December 31, 1997, 1998 and 1999, respectively, were not included in the calculation of diluted EPS as their exercise prices were greater than the average market price of the Company's Common Stock during the period and inclusion of these securities in the calculation would result in an anti-dilutive effect.

Recent  Accounting  Pronouncements

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

     SOP 98-5, "Reporting on the Costs of Start-up Activities," requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. Adoption of SOP 98-5 did not have a material effect on the Company's prior years financial statements. The Company incurred and expensed significant costs in connection with the start-up of the network in Mexico in 1999.

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

     In November 1999, the Company issued 400,000 shares and 100,000 warrants to the minority shareholders of our subsidiary Telereunion S.A. in exchange for an additional 27% of the economic interests in Telereunion, S.A. This resulted in the Company's economic ownership interest in Telereunion S.A. increasing to 92% while the Company's voting interest remains at 49%. Three of the Company's directors own an additional 1% of the economic interests and 18% of the voting interests in Telereunion S.A. resulting in a combined control of 93% of the economic interests and 67% of the voting interests. The Company calculated the fair value of the shares issued to the minority interest holders based on the closing price of the Company's common stock on the date the agreement was signed. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 54%, risk free interest rate of 5% and expected life of 3 years. The resulting cost totaling approximately $3.3 million was recorded as goodwill in the fourth quarter of 1999.

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

                                                                    FAIR
                                                                    VALUE
                                                                 ------------
                    Cash                                         $ 3,250,000
                    Promissory Notes (discounted value)              672,000
                    Common Stock                                     980,000
                    Transaction Costs                                 80,000
                                                                 ------------
                    Purchase consideration                         4,982,000
                    Cash                                             977,000
                    Accounts receivable                            1,042,000
                    Other assets                                      90,000
                    Accounts payable and accrued liabilities      (1,323,000)
                    Deferred revenue                              (1,997,000)
                                                                 ------------
                    Excess of liabilities assumed over fair
                        value  of  net  assets  acquired          (1,211,000)
                                                                 ============
                    Goodwill                                     $ 6,193,000
                                                                 ============

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

The purchase price of the acquisition of the acquisition has been allocated as follows:

                                                               FAIR VALUE
                                                              ------------
                 Cash                                         $ 8,612,000
                 Transaction Costs                                262,000
                                                              ------------
                 Purchase Consideration                         8,874,000
                 Cash                                              69,000
                 Accounts Receivable                            1,438,000
                 Property and Equipment                         4,542,000
                 Other assets                                     896,000
                 Accounts payable and accrued liabilities      (1,423,000)
                 Deferred revenue                                (471,000)
                                                              ------------
                 Fair value of net assets acquired              5,051,000
                                                              ============
                 Goodwill                                     $ 3,573,000
                                                              ============
                 Covenant not to compete                      $   250,000
                                                              ============

     The following presents the unaudited pro forma results of operations of the Company for the year ended December 31, 1997 and 1998, as if the acquisitions of Integracion, N.S.I., MSN and INTERLINK had occurred on January 1, 1997:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                      1997        1998
                                                  -----------  -------------
                                                         (Unaudited)
Pro forma revenues                                $78,730,000  $135,415,000
Pro forma operating income                          1,755,000       971,000
Pro forma net income (loss)                         1,010,000    (2,407,000)
Pro forma basic net income (loss)  per share      $      0.25  $      (0.48)
Pro forma diluted net income (loss) per share(1)  $      0.20           N/A

(1) Inclusion of additional shares under a diluted analysis for 1998 is inappropriate due to the anti-dilutive effect.

     The information is not necessarily indicative of the results of operations and financial position of the Company as they may be in the future or as they might have been had the business combinations been consummated as of January 1, 1997.

BCH

     The Company owns 24% of the common stock outstanding in BCH Holding Company, Inc. ("BCH"), a Nevada corporation with a full service telecommunications operation based in Warsaw, Poland. Accordingly, the Company's investment in BCH is accounted for under the equity method.

     In January 1999, BCH approved the issuance to an investor of 20% of its outstanding shares for $1.2 million, and warrants for another 20% of its common stock with an exercise price equal to the same price per share as the stock issuance. In addition, BCH can borrow an additional $2.5 million under a 13% senior secured convertible note with the investor. Under the terms of the senior secured convertible note, the Company has pledged all of its common stock in BCH to the investor. The Company's carrying amount of this investment at December 31, 1999 is not material.

Pointe  Communications  Merger

     In January 2000, the Company and Pointe jointly announced a merger of the companies in an all-stock transaction. In conjunction with the merger agreement, the $1.5 million note extended by Pointe in December 1999 was converted into a $1.5 million note convertible into Telscape preferred stock under terms contained in the merger agreement. The merger agreement calls for funding of up to $10 million in such convertible notes. It is expected that the merger with Pointe will be finalized during the second quarter of 2000 at which time the companies will begin operating under the common name of Telscape. The terms of the original merger agreement called for the Company to issue the Company's common stock to Pointe shareholders at an exchange ratio of 0.215054 of a share of the Company's common stock for every share of Pointe common stock. Also, for each share of Pointe convertible preferred stock outstanding, the Company will issue one share of the Company's convertible preferred stock (with rights and preferences substantially the same as the Pointe convertible preferred stock). On March 30, 2000, the Company and Pointe agreed to an adjustment of the exchange ratio of approximately 4%. The adjusted ratio of shares is the result of a Pointe subsidiary, TeleCommute Solutions ("TCS"), which recently received $19 million in new financing led by the MCI WorldCom Venture Fund and others, remaining in the combined companies. The merger agreement had previously provided that TCS was to be spun off to Pointe shareholders prior to the consumation of the merger. Consequently, each share of Pointe stock will be exchanged for 0.223514 shares of the Company's common stock. No assurance can be given that the merger with Pointe will be completed.

3.  CONCENTRATION  OF  RISK

Concentration  of  Risk  -  Mexico

     Mexico has experienced periodic economic crises in the past recent years resulting from sudden, significant devaluations of the Mexican peso. The last
such  devaluation  of  the  Mexican  peso  in  late   1994  caused   Mexico  to
experience an economic crisis characterized by exchange rate instability, increased inflation, high domestic interest rates, reduced consumer purchasing power and high unemployment. Consequently, the Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions could have a significant effect on Mexican companies, including the Company's customers, and overall market
conditions.   For  the  years  ended  December  31,  1997  and  1998, the peso experienced devaluations in exchange rates versus the dollar of 2.9% and 22.1%, respectively. In the year ended December 31, 1999, the peso appreciated 3.5% in exchange rates versus the dollar.

     The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that pay in U.S. dollars. In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. Nevertheless, significant adverse effects from any material devaluation in the Mexican peso could result in an adverse effect on the Company's operations. In addition, the Company anticipates an increasing number of peso denominated receivables from customers in Mexico as its network in Mexico becomes operational.

Significant  Customers  and  Receivables

     The Company's credit risks primarily consist of accounts receivable from its customers, many of which are located in Mexico. Management performs ongoing credit valuations of its customers and provides allowances for credit losses when necessary. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all consolidated trade accounts receivable. The allowance for doubtful accounts as of December 31, 1998 and December 31, 1999 was $500,000 and $2,110,000, respectively. In 1998, the Company wrote off $541,000 in receivables from a customer which filed for bankruptcy. The Company increased its allowance for doubtful accounts in the fourth quarter of 1999 primarily resulting from a disputed accounts receivable balance of $1.4 million from a major customer in Mexico.

     Major customers are those that individually account for more than 10% of the Company's total revenues. For the year ended December 31, 1997, one customer accounted for 28% of the Company's total revenues and 56% of the Company's voice services revenues. For the year ended December 31, 1998, no customer represented greater than 10% of revenues. For the year ended December 31,
1999,  one  customer  accounted  for  11%  of  the  Company's  total  revenues.

4.    Notes Payable and Capital Lease Obligations

                                                                             AS OF DECEMBER 31,
                                                                         -------------------------
                                                                             1998          1999
                                                                         ------------  -----------
Deere Park Convertible Subordinated Debentures,
bearing interest at 8%,  convertible into Common Stock,
maturing three years from closing                                        $  3,935,000          ---

Gordon Brothers Convertible Debentures, bearing
interest at 8%, convertible into Common Stock,
secured by substantially all assets of Interlink
Communications, Inc. and stock of Telereunion, Inc.,
matured on May 29, 1999                                                     4,996,000          ---

Non-interest bearing promissory notes, imputed
interest at 10%, unamortized discount of $228,000
and $73,000, respectively, issued in connection with
Integracion acquisition, maturing at various dates
through January 1, 2001                                                     1,713,000    1,328,000

Promissory note issued to repurchase common stock,
payable in six semi-annual installments through May 20,
2000, and bearing interest at 6% , secured by common
shares repurchased                                                            150,000       50,000

Capital lease obligations payable in monthly installments
of $13,258 including principal and interest,  maturing at
various dates through December 1, 2003, secured by
equipment and furniture                                                       221,000      395,000

Non-interest bearing promissory note, imputed interest
at 10%, unamortized discount of $49,000 and $0,
respectively, issued in connection with MSN acquisition,
matured on June 17, 1999                                                      430,000          ---

Revolving credit facility  bearing interest at prime plus 1%,
secured by accounts receivable, matured July 31, 1999                       1,688,000          ---

Promissory note, interest at 10.62%, payable in 36 equal
monthly installments of $52,234 including principal and
interest, maturing April 1, 2002, secured by equipment                            ---    1,250,000

Promissory note, interest at 10.93%, payable in 36 equal
monthly installments of $14,700 including principal and
interest, maturing June 1, 2002, secured by equipment                             ---      373,000

Promissory note, interest and payment terms described
below, maturing
January 1, 2005, secured by equipment                                             ---    5,581,000

Senior Notes, interest and payment terms described below,
maturing January 4, 2001                                                          ---      850,000

2.0 Million Senior Notes, interest and payment terms
described below, maturing February 16, 2001                                       ---    2,000,000

Promissory notes, interest and payment terms described
below, maturing August 27, 2004, secured as described below                       ---   23,934,000

Lennox promissory note, interest and payment terms described below                ---    1,500,000

Pointe promissory notes, bearing interest at 10%,
maturing February 28, 2000, secured as described below                            ---    1,500,000
                                                                         ------------  -----------

Total notes payable and capital leases                                     13,133,000   38,761,000

Current portion                                                             7,710,000   11,112,000
                                                                         ------------  -----------
Long-term portion                                                        $  5,423,000  $27,649,000
                                                                         ============  ===========

     The annual maturities of the debt indicated above for the five years following December 31, 1999, are $6,647,000 in 2000, $9,255,000 in 2001,
$6,831,000 in 2002, $7,731,000 in 2003 and $8,297,000 in 2004.   Included in the
current portion of debt at December 31, 1999, is $4.5 million related to the note which is not in compliance with certain financial covenants as described below.

     In May and June 1998, the Company issued $5,000,000 in 8% Convertible Subordinated Debentures (the "Deere Park Convertible Debentures") to Deere Park Capital Management, LLC ("Deere Park") through three separate draws, with all issuances maturing three years from their respective closing dates. In connection with these issuances, Deere Park received warrants to purchase an aggregate of 8,952 shares of common stock at an exercise price of $16.76, warrants to purchase an aggregate of 2,427 shares of common stock at $20.60 per share and warrants to purchase an aggregate of 6,382 shares of common stock at $15.67 per share. These warrants have a term of three years from the effectiveness of a registration statement covering such warrants. On October 26, 1998, the Company issued an additional 8,000 warrants to Deere Park with an exercise price at the then current market prices in return for a restructuring of the conversion terms and, in addition, repaid $1,000,000 of the convertible debentures at 107% plus accrued interest. At various dates in 1999, $3,000,000 of the convertible debentures was converted into 476,317 shares of the Company's common stock. The per share value for all transactions was computed based upon the average of the three highest of the five lowest closing prices of the Company's common stock for the 20 days preceding the conversion date, as per the agreements. The remaining $1,000,000 was paid on May 11, 1999. In connection with the payment of the debentures, the Company paid "exit fees" of $120,000, as per the agreement.

     In May 1998, the Company issued $5,000,000 in 8% Convertible Debentures (the "Gordon Brothers Convertible Debentures") maturing one year from closing to Gordon Brothers Capital, LLC ("Gordon Brothers"). In connection with this issuance, Gordon Brothers received warrants to purchase an aggregate of 12,136 shares of common stock at an exercise price of $20.60 per share with a term of three years from the effectiveness of the registration statement covering such warrants. On October 26, 1998 an agreement was reached with Gordon Brothers to fix the conversion price at $15 per share in exchange for reducing the exercise price of the warrants to purchase 12,136 shares of common stock to $15 per share. In May 1999, the Company repaid the $5,000,000 of debentures and paid $1,100,000 of "exit fees", as per the agreement.

     In connection with the issuance of the Deere Park Convertible Debentures and the Gordon Brother Convertible Debentures, the Company issued to the placement agent warrants to purchase 59,340 shares of common stock with exercise prices ranging from $16.76 to $20.60 per share. The warrants have terms of two years.

     The Company estimated the fair value of the warrants issued in connection with the Deere Park Convertible Debentures and Gordon Brothers Convertible Debentures by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 50%, risk free interest rate of 5% and expected lives of an average of two years. The resulting fair value of the warrants of approximately $570,000 was amortized over the life of the debentures as interest expense and deferred offering costs.

     In July 1998, holders of the non-interest bearing convertible notes issued in connection with the Integracion acquisition converted these notes into 333,000 shares of Common Stock.

     In the fourth quarter of 1998, the Company signed a financing arrangement with a finance company which provided for funding of equipment purchases of up to $6.0 million through May 1999. The financing is structured as loans maturing three years from funding at interest rates 550 basis points above the Federal Reserve Treasury Constant Maturity Rate. The Company has drawn approximately $2.0 million under this facility through December 31, 1999.

     On January 11, 1999, the Company signed a financing arrangement with a finance company which provided for funding of equipment purchases of up to $7.0 million through December 31, 1999. The financing is structured as long-term loans maturing January 1, 2005. The loans provide for payments of interest only through January 1, 2000. Thereafter, payments of principal and interest are due quarterly. Interest is calculated, during the interest only period, at 425 basis points above the 90 day commercial paper rate. Interest thereafter is calculated at 500 basis points above the five year Federal Reserve Treasury Constant Maturity Rate. The interest rate in effect at December 31, 1999 was 9%. The Company has drawn approximately $5.6 million under this facility through December 31, 1999, of which $2.5 million resulted in refinancing equipment which was previously financed through an operating lease. The Company was not in compliance with certain financial covenants under this loan facility and has secured a waiver from the finance company of its rights under the agreement to enforce default provisions due to non compliance with these financial covenants for the fourth quarter of 1999. The Company is not able to draw down additional financing under this facility until such time as the finance company allows it to do so. The finance company has also issued to the Company a forbearance letter indicating that it will not enforce acceleration of the facility until the earlier of March 31, 2000 or the date the Company's proposed merger with Pointe is completed. The finance company has agreed to extend the forbearance period through May 15, 2000. The amounts outstanding under this facility of $5.6 million have been classified as current in the financial statements as of December 31, 1999. The Company may have to request additional waivers from the finance company due to non compliance with financial covenants in future quarters or the Company may have to request an extension of the forbearance letter provisions should the merger with Pointe not be completed by May 15, 2000. The Company cannot guarantee that the finance company would provide the Company with additional waivers or that they would extend their forbearance letter in which case they could enforce the default provisions and accelerate the maturity date. Should that be the case, there is no guarantee that the Company would be able to obtain a replacement facility. A default under this agreement would trigger cross defaults under the Lucent credit facility.

     On May 7, 1999, the Company issued $6,850,000 in senior notes originally maturing on May 6, 2000 (the "Senior Notes"). E. Scott Crist, CEO of the
Company, is holder of the remaining $850,000 balance of the Senior Notes. The Senior Notes are subject to optional prepayment provisions allowing the Company to prepay a portion or all of the outstanding principal amount without premium or penalty. Under the terms of the Senior Notes, Mr. Crist received on November 6, 1999, 31,805 warrants at an exercise price of $6.685. In the event that the Senior Notes are not paid by May 5, 2000, then Mr. Crist will be issued an additional 31,805 warrants, in which case the maturity date is extended until November 6, 2000. The maturity of the Senior Notes can be extended unilaterally by the Company through January 4, 2001 with no additional consideration. As a result, the Senior Notes are classified as long-term in the financial statements as of December 31, 1999. The Company repaid $6,000,000 of the Senior Notes on August 27, 1999, upon the funding of the Lucent Credit Agreement (defined below). The loan from Mr. Crist bears interest at 8% from May through November 6, 1999. The interest rate increases by 1 percent for each month thereafter. Pursuant to the terms of the Senior Notes, the Company initially issued to the holders of the senior notes a total of 256,315 warrants at an exercise price of $6.68 per share. The proceeds from the Senior Notes were utilized to repay the entire principal amount of the Gordon Brothers Convertible Debentures plus $1.1 million in exit fees. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 54%, risk free interest rate of 5% and expected life of one year. The resulting cost of the initial 256,315 warrants of approximately $398,000 was amortized over three months, the expected term of the notes at the time they were issued. The resulting cost of the 31,805 warrants of approximately $49,000 will be amortized over one year.

     On June 18, 1999, the Company issued $2,000,000 in a different series of Senior notes maturing June 18, 2000 (the "$2 Million Senior Notes"). These $2 Million Senior Notes are subject to optional prepayment provisions allowing the Company to prepay a portion or all of the outstanding principal amount without premium or penalty. These $2 Million Senior Notes bear interest at 8% from June through December 17, 1999. The interest rate increases by 1 percent for each month thereafter. The Company also initially issued to the holders of these $2 Million Senior Notes a total of 62,501 warrants with an exercise price of $8.00 per share and a term of three years. The holders were issued an additional 62,501 warrants in December 1999. In the event that the $2 Million Senior Notes are not paid by June 18, 2000, then the holders will be issued an additional 62,501 warrants in which case the maturity date is extended until December 18, 2000. The maturity of the $2 Million Senior Notes can be extended unilaterally by the Company through February 16, 2001 with no additional consideration. As a result, the $2 Million Senior Notes are classified as long-term in the financial statements as of December 31, 1999. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 54%, risk free interest rate of 5% and expected life of one year. The resulting cost of the initial 62,501 warrants of approximately $116,000 was amortized over two months, the expected term of the notes at the time they were issued. The resulting cost of the second 62,501 warrants of approximately $143,000 will be amortized over one year. The holders of these senior notes have provided the Company with a letter indicating their agreement, subject to definitive documentation, to convert their notes into the Class F Preferred.

     In July 1999, the Company's revolving credit facility expired and the Company repaid all amounts outstanding at that time.

     On July 28, 1999, the Company issued an unsecured and subordinated promissory note in the amount of $576,000 maturing on November 24, 1999. On November 24, 1999, the Company issued 91,042 shares of the Company's common stock as payment of the note per the agreement.

     Also in July 1999, the Company received a bridge loan of $3.0 million from Lucent Technologies, Inc. (the "Lucent Bridge Loan"). The Lucent Bridge Loan was repaid upon the funding of the Lucent Credit Agreement (defined below). In connection therewith, the Company issued to Lucent warrants to purchase an aggregate of 85,000 shares of Common Stock at an exercise price of $8.50 per share. The warrants have a term of three years. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 54%, risk free interest rate of 5% and expected life of 1 year. The resulting cost of approximately $168,000 will be amortized over five years, the term of the Lucent Credit Facility.

     On August 27, 1999, the Company, along with its subsidiaries, Telereunion S.A. de C.V., Telereunion International, S.A. de C.V., Telereunion, Inc., Telscape USA, Inc., MSN Communications, Inc., Interlink Communications, Inc., TSCP International, Inc., Vextro De Mexico S.A. de C.V., and its wholly-owned subsidiary, Servicios Corporativos Vextro, S.A. de C.V., Telscape de Mexico S.A. de C.V., N.S.I. S.A. de C.V., Lan and Wan S.A. de C.V. and M.S. Noticias y Telecomunicaciones, S.A. de C.V. signed a credit agreement with Lucent
Technologies,  Inc.  (the  "Lucent  Credit  Agreement").

     The Lucent Credit Agreement provides for up to $40 million in financing under long-term repayment terms. In March 2000, Lucent extended its commitment, subject to certain conditions precedent including the merger with Pointe, by an additional $20 million. The Company borrowed $23.9 million under the Lucent Credit Agreement on August 27, 1999, of which $9.0 million was utilized to repay the $3.0 million Lucent Bridge Loan and $6.0 million of the Senior Notes and $14.9 million was utilized to pay for costs directly related to construction of the network in Mexico and related debt offering costs. Subsequent loans under the Lucent Credit Agreement are subject to the satisfaction of certain conditions precedent. The Company has incurred obligations in the construction of the network in Mexico totaling $24.6 million at December 31, 1999. The
Company intends to fund these obligations and capitalize some of the initial interest payments due on amounts outstanding under this facility, with proceeds from the facility, upon consummation of the merger with Pointe.

     As of December 31, 1999, the Company was in default of a financial covenant under the Lucent Credit Agreement. In conjunction with the March 2000 commitment for an additional $20 million, Lucent waived this covenant and all other financial covenants through April 15, 2000. In addition, Lucent has committed, subject to certain conditions, to long-term repayment arrangements and to renegotiate the financial covenants under its facility. Since the Company believes that it is probable that such credit arrangements will be achieved, it has classified $22.7 million of debt to Lucent at December 31, 1999 as long-term. However, the Company cannot guarantee that it will be able to secure additional waivers from Lucent, should they be necessary, or that the Company can negotiate financial covenants that will be more favorable than the ones contained in the initial credit agreement.

     The Lucent Credit Agreement provides for principal payments on each loan to be made in nine installments with the first installment due on the first anniversary of the closing date with each succeeding installment due in six month increments. The amount of the payment on each installment shall be a percentage of the total aggregate amount of each loan, as follows: installments 1-2: 5%; installments 3-4: 10%; installments 5-6: 12.5%; installments 7-9: 15%. In addition, the Lucent Credit Agreement provides for annual mandatory prepayments beginning in the year ended December 31, 2000 equal to 50% of Excess Cash Flow of such year. Excess Cash Flow is defined in the Credit Agreement and includes EBITDA (as defined) less certain items including capital expenditures, payments of indebtedness, income tax payments, and equity investments in telecommunications companies.

     Interest under the Lucent Credit Agreement is calculated, at the borrowers' option, at either the London interbank offered rates plus an Applicable Margin or the Bank of America, N.A. prime lending rate plus an Applicable Margin. Applicable Margin is defined as follows: Year 1: 5.75%; Year 2: 6.00%; Year 3:
6.25%; Year 4: 6.75%, Year 5: 7.25%. The Company has the option of borrowing under the Lucent Credit Facility for interest payments until the first anniversary date of the closing date. There is a 0.75% commitment fee on the unutilized and undrawn commitment until the commitment termination date, which is on the first anniversary of the closing date of the Lucent Credit Agreement.

     The Lucent Credit Agreement is secured by substantially all of the assets of the Company including the network assets, accounts receivable, the capital and equity interests of the subsidiaries of the Company, and all other tangible and intangible assets of the Company excluding encumbered assets at the time of signing.

     On October 22, 1999, the Company signed a loan agreement with Lennox Invest Ltd., a BVI Corporation, which provides for funding of up to $10.0 million. A total of $1.5 million has been funded on this facility, which bears interest at 10% per annum. Interest on each note is to be paid at maturation of the respective note, which occurs six months after the date of each note. Of the $1.5 million funded under the facility, $1.0 million matures on April 19, 2000, and $0.5 million matures on April 26, 2000. As part of this transaction, certain members of the board of directors agreed to pledge shares of Telscape stock as collateral. In December 1999, the Company informed Lennox that it would not be drawing any further funding under this facility due to a breach of contract on the part of Lennox.

     The Company's debt at December 31, 1999 totaled $38.8 million, resulting in a debt to equity ratio of 143% as compared to $13.1 million and 38%, respectively, as of December 31, 1998. Fully funding the Lucent Credit Agreement will significantly increase the Company's leverage. In addition, the Company estimates that there are an additional $10 to $15 million in expenditures related to the Mexican network and its network expansion which will be funded with a combination of the Lucent facility and other debt.

     On November 24, 1999, the Company signed a letter of intent to merge with Pointe. In connection with the letter of intent, Pointe agreed to lend the Company $1.5 million that was evidenced by a short term promissory note ("Promissory Note"). As part of this transaction, certain members of the board of directors agreed to pledge shares of Telscape stock as collateral. On December 31, 1999, the Company signed a definitive merger agreement with Pointe. In addition, Pointe agreed to lend the Company $10 million, which was evidenced by a convertible promissory note. In early January, Pointe funded $8.5 million into escrow. On January 10, 2000, the Company drew down $1 million from escrow and the Promissory Note was increased accordingly. On February 7, 2000, the Company executed a replacement convertible promissory note ("Replacement Note") for $10,000,000 with an interest rate of 12% and a maturity of June 30, 2000.
The Replacement Note extinguishes the $2.5 million of indebtedness under the Promissory Note.

     Certain of the funding agreements that the Company has obtained, including the additional $20 million available under the Lucent Credit Agreement and the Class F Convertible Preferred Stock (see Note 11), are contingent on the Company's merger with Pointe. Should the Company not be able to consummate the merger with Pointe in a timely manner, the commitments mentioned above may expire. The Company cannot guarantee that such commitments could be replaced on similar terms, if at all.

     In January 2000, the holders of $500,000 in notes payable due January 1, 2000, originally incurred in connection with the Integracion acquisition, converted these obligations into 47,619 shares of common stock at a price of $10.50 per share.

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

     Significant components of the Company's deferred tax liabilities and assets at December 31, 1998 and 1999 are as follows:

                                                          1998                       1999
                                               --------------------------  ---------------------------
Current:                                       UNITED STATES    FOREIGN    UNITED STATES     FOREIGN
                                               -------------  -----------  --------------  -----------
Operating loss carryforwards and tax credits   $     417,000  $  311,000   $          ---  $  698,000
Accrued expenses                                     159,000         ---           68,000     143,000
Other assets                                             ---         ---              ---         ---
Allowance for doubtful accounts                       26,000      74,000          185,000     583,000
Inventories                                           14,000    (812,000)         256,000    (918,000)
Customer prepayments                                     ---     439,000              ---   1,239,000
                                               -------------  -----------  --------------  -----------
Net current deferred tax asset (liability)     $     616,000  $   12,000   $      509,000  $1,745,000
                                               -------------  -----------  --------------  -----------

                                                        1998                     1999
                                               ----------------------  -------------------------
Long-term:                                     UNITED STATES  FOREIGN  UNITED STATES    FOREIGN
                                               -------------  -------  -------------  ----------
Operating loss carryforwards and tax credits   $         ---  $   ---  $  5,922,000   $     ---
Basis differences in assets                            4,000   14,000        37,000    (182,000)
Accrued employee benefits and other                      ---   17,000        36,000      26,000
Valuation allowance                                      ---      ---    (3,252,000)        ---
                                               -------------  -------  -------------  ----------
Net long term deferred tax asset (liability)   $       4,000  $31,000  $  2,743,000   $(156,000)
                                               -------------  -------  -------------  ----------

     The Company records valuation allowances based upon judgments as to the future realization of deferred tax benefits supported by demonstrated trends in the Company's operating results. No valuation allowance was recorded at
December 31, 1998 and $3,252,000 was recorded at December 31, 1999. This valuation allowance reduced the deferred tax asset to a net amount which the Company believes more likely than not that it would realize, based on the Company's estimates of its future earnings.

     Significant components of the provision (benefit) for income taxes are as follows:

                                           FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                           1997         1998          1999
                                       ------------  -----------  ------------
            Current:
            Federal                    $ 1,146,000   $      ---   $    57,000
            Foreign                        504,000    1,161,000       693,000
                                       ------------  -----------  ------------
            Total current              $ 1,650,000   $1,161,000   $   750,000
            Deferred:
            Federal                     (1,545,000)     (97,000)   (2,632,000)
            Foreign                        (21,000)    (242,000)   (1,546,000)
                                       ------------  -----------  ------------
            Total deferred             $(1,566,000)  $ (339,000)  $(4,178,000)
                                       ------------  -----------  ------------
            Total provision (benefit)  $    84,000   $  822,000   $(3,428,000)
                                       ------------  -----------  ------------

     The following is a reconciliation of income taxes calculated at the United States federal statutory rate to the income tax provision (benefit):

                            FOR THE YEAR ENDED DECEMBER 31,
            ------------------------------------------------------------
                                                     1997   1998   1999
                                                     -----  -----  -----
            Provision (benefit) for income taxes
                at U.S. statutory rate                 34%  (34)%  (34)%
            Non-deductible amortization of
               intangible assets                        7    252       3
            Non-deductible litigation loss              2    ---     ---
            Non-deductible warrant expense            ---    ---       1
            Other items, net                            4    108     ---
            Effect of utilization of net operating
                loss carryforwards, tax credits and
                reversal/recording of valuation
                allowance                             (44)    14      15
                                                     -----  -----  -----
            Income tax provision (benefit)              3%   340%  (15)%
                                                     =====  =====  =====

     At December 31, 1999, the Company had available for U.S. federal income tax purposes unused net operating loss carryforwards of approximately $16,964,000 which may provide future tax benefits and which will expire in years 2005 through 2019. The Company recognized the deferred tax benefits, net of the valuation allowance of $3,252,000 at December 31, 1999. Additionally, as of December 31, 1999, the Company had approximately $154,000 in alternative minimum tax and foreign tax credits which can be utilized to offset future tax liabilities.

     In accordance with Mexican Tax Law, effective January 1, 1999, a company is subject to income taxes based upon the greater of 35% (34% in 1998 and 1997) of
taxable income and 1.8% of net assets, as defined in the tax law.   For Mexican
tax purposes, companies may carryforward an income tax loss for ten years. Any tax on assets paid is recoverable and can be carried forward for ten years in the event a company begins paying taxes on income. At December 31, 1999, the Company had available for Mexican income tax purposes operating loss carryforwards of approximately $1,993,000 which expire in 2009 and net asset taxes credits of approximately $410,000 which expire in 2009.

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

     A summary of the Company's fixed option plans as of December 31, 1997, 1998 and 1999 is presented below:

                                                                                     MSN                               WTD. AVG.
                                            1993      1994     1995       1996       1998       1998         TOTAL       EXER.
                                            PLAN      PLAN     PLAN       PLAN       PLAN       PLAN       ALL PLANS     PRICE
                                          --------  -------  --------  ----------  --------- ----------  ------------  ---------
Options outstanding at December 31 ,1996   86,032   10,000   145,809   1,120,000        ---         ---    1,361,841        3.95
Max. shares exercisable                    86,032   10,000   145,809     225,000        ---         ---      466,841        3.16
Options granted                           115,500      ---       ---     440,000        ---         ---      555,500        5.74
Options exercised                         (15,828)     ---       ---     (25,000)       ---         ---      (40,828)       1.87
Options cancelled                          (9,700)     ---       ---    (420,000)       ---         ---     (429,700)       4.50
                                          --------  -------  --------  ----------  ---------  ---------- ------------
Options outstanding at December 31,1997   176,004   10,000   145,809   1,115,000        ---         ---    1,446,813        4.51
Max. shares exercisable                    70,204   10,000   145,809     393,333        ---         ---      619,346        3.60
Options granted                               ---   18,125       ---      60,000    100,000   1,045,142    1,223,267       11.49
Options exercised                         (50,204)     ---       ---    (140,554)       ---         ---     (190,758)       2.57
Options cancelled                         (20,000)     ---       ---      (5,000)       ---    (527,250)    (552,250)      16.48
                                          --------  -------  --------  ----------  ---------  ---------- ------------
Options outstanding at December 31,1998   105,800   28,125   145,809   1,029,446    100,000     517,892    1,927,072        5.67
Max. shares exercisable                    35,267   10,000   145,809     725,988     27,776       5,000      949,840        4.43
Options granted                               ---      ---    69,316      23,000    100,000     353,000      545,316        8.22
Options exercised                             ---      ---   (70,809)    (90,834)       ---         ---     (161,643)       2.70
Options cancelled                          (9,500)  (8,500)      ---     (15,834)  (100,000)    (86,625)    (220,459)       7.76
                                          --------  -------  --------  ----------  ---------  ---------- ------------
Options outstanding at December 31,1999    96,300   19,625   144,316     945,778    100,000     784,267    2,090,286        6.37
                                          ========  =======  ========  ==========  =========  ==========  ===========
Max. shares exercisable                    57,533   19,625    75,000     540,861        ---     132,979      825,998        5.25

     SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999: dividend yield of 0% for all years; expected volatility ranging from 80% to 90%, 55% to 65% and 55% to 65%; risk-free interest rates ranging from 5.65% to 5.80%, 5% to 5.15% and 5% to 5.15%; and expected lives averaging 8.5 years, 5.0 years and 5.0 years, respectively.

     Under  the  accounting provisions of SFAS No. 123, the Company's net income
(loss) applicable to common stockholders and income (loss) per share would have been revised to the pro forma amounts indicated below:

                                   For the Year Ended December 31,
                              -----------------------------------------
                                  1997          1998          1999
                              ------------  ------------  -------------
Net income (loss):
      As reported             $  2,672,000  $(1,030,000)  $(19,475,000)
      Pro Forma               $  1,955,000  $(2,700,000)  $(21,234,000)
Net income (loss) per share:
  Basic
      As reported             $       0.68  $     (0.20)  $      (2.92)
      Pro Forma               $       0.50  $     (0.53)  $      (3.18)
  Diluted
      As reported             $       0.53          n/a            n/a
      Pro Forma               $       0.38          n/a            n/a

Warrants

     Following is a description of the Company's warrants outstanding at December 31, 1999:

                        Description of warrants:                                             # outstanding
                        ------------------------                                             -------------

     Series A Warrants (unregistered) issued in connection with the  acquisition of Telereunion on May 17, 1996, exercisable at $2.19 at stated percentages only upon achieving certain operating performance measures or fully vesting upon maintaining a $12 share price for 90 consecutive trading days; expiration date of May 16, 2003, 2,000,000 of which vested at December 31, 1997 and 500,000 of which vested during the year ended December 31, 1998
     (See Note 2)                                                                                1,731,385

     Series B Warrants (unregistered) issued in connection
     with the  acquisition of Telereunion on May 17, 1996,
     currently exercisable at $2.19 as certain operating
     performance measures were achieved during the year
     ended December 31, 1997, expiration date May 16, 2003 (See Note 2)                             10,000

     Warrants (unregistered) issued on February 29, 1996, in
     connection with former officer's severance agreement exercisable
     at any time at $2.94 prior to expiration on February 28, 2001                                  72,000

     Warrants (unregistered) issued on November 17, 1999 to
     the minority shareholders of Telereunion S.A. de C.V. in
     exchange for an additional 27% of the economic interests
     of  Telereunion,  S.A.  de  C.V. Term of three years and
     exercisable at $7.50 per share                                                                100,000

     Warrants (unregistered) issued on January 5, 1999 to
     Strategic Growth International in connection with investor relations services agreement exercisable at any time at
     $6.813-$7.4375 prior to expiration on January 5, 2002 or
     two years from termination of agreement, whichever is sooner                                  110,000

     Warrants (unregistered) issued to bridge lenders exercisable
     at any time at $6.68 - $9.85 per share, with three year terms                                 569,550

     Registered warrants issued to debenture holders and placement agent in connection with issuance of Deere Park Convertible
     Debentures and Gordon Brothers Convertible Debentures exercisable at any time at $8.50 - $20.60 per share, with two to three year
     terms (See Note 4).                                                                           138,619
                                                                                             -------------
                 Total warrants outstanding                                                      2,731,554
                                                                                             =============

7.  STOCK  ISSUANCES

     In the fourth quarter of 1998, the Company entered into a stock purchase agreement with third parties (the "Stock Purchase Commitment"), which allowed the Company to sell at the Company's option (subject to certain conditions precedent), up to $5.0 million of the Company's Common Stock. During the fourth quarter of 1998 and the fiscal year 1999, the Company utilized this facility entirely. In connection therewith, the Company issued a total of 783,338 shares of the Company's Common Stock.

8.  COMMITMENTS  AND  CONTINGENCIES

Commitments

     As of December 31, 1999, the Company is obligated under certain long-term non-cancelable operating lease agreements for equipment, office and warehouse space as follows:

                         Year Ended     AMOUNT
                         ----------   -----------
                            2000      $ 2,894,000
                            2001        2,664,000
                            2002        2,331,000
                            2003          467,000
                            2004          126,000
                                      -----------
                                      $ 8,482,000
                                      ===========

     Total rent expense under such operating leases was $229,000, $914,000 and $2,168,000, respectively, for the years ended December 31, 1997, 1998 and 1999.

     At  December  31, 1999, the Company has employment agreements with   eleven
officers, which expire in 2002. Future minimum commitments under these agreements, excluding incentive bonuses or stock options, as of December 31, 1999, are as follows:

                         Year Ended      AMOUNT
                         ----------   -----------
                            2000          849,000
                            2001          360,000
                            2002          125,000
                                      -----------
                                      $ 1,334,000
                                      ===========

     The Company has signed a contract with a third party vendor to provide telecommunications services to the Company including the origination of inbound 800 dialed phone calls for its prepaid phone cards, and the termination of U.S. domestic long distance and international long distance. The contract term is through June 1, 2001, and provides for a minimum monthly purchase commitment of $750,000 and a total purchase commitment of $31,110,000. The Company can cancel the minimum monthly purchase commitment with 30 days notice upon meeting its total minimum purchase commitment.

     The Company is in the process of negotiating certain significant supply contracts for its Operating Support Systems in Mexico and an interconnect agreement with the National Telephone Company of Mexico (Telefonos de M xico, or Telmex). The Company is presently unable to estimate the contingencies that might be agreed to, if any, as part of the inter-connect agreement with Telmex.

     The Company is liable to the Internal Revenue Service ("IRS") for federal excise taxes totaling $1.4 million related to such taxes due for the periods December 1998, March 1999 and June 1999. The Company has contacted the IRS and has been negotiating a payment plan for the payment of these taxes due and for a waiver of interest and penalties due. An agreement has not been reached to date. The Company has accrued the amounts outstanding for such taxes to the IRS on its consolidated balance sheet as of December 31, 1999.

     On September 29, 1996, the Federal Communications Commission ("FCC") issued order FCC96-388, 11FCC Rcd. 20541, requiring telecommunications carriers to reimburse operators of public payphones for the use of such payphones for the origination of toll free telephone calls from payphones. On the December 31, 1999 consolidated balance sheet, the Company has accrued a total of $1.1 million as an estimate of such fees payable to payphone operators.

     The Company has signed several agreements in which it is swapping some of the capacity available on its Mexican network with capacity available on other carriers networks. Some of these swap agreements require that the Company pay some additional monies in addition to the actual facilities exchange. The Company has committed to a total payment of $4,279,000 and $2,140,000 in the years 2000 and 2001, respectively, under such swap agreements.

9.  SEGMENT  INFORMATION

     The Company has two reportable segments: Voice Services and Advanced Services. Revenues in the Voice Services segment are generated on a retail and wholesale basis. Revenues in the Advanced Services segment are generated from network solutions services, customer relationship management and broadband services and products. The Company provides Voice Services to customers in the United States and in Mexico. Advanced Services are provided to customers in the United States, Mexico and other parts of Latin America. The Company measures segment profit as earnings before interest, depreciation, amortization of intangibles, other income and taxes (EBITDA).

Revenues, operating information and identifiable assets by business segment are as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                ------------------------------------------
                                                    1997          1998            1999
                                                ------------  -------------  -------------
Revenues
  Voice services:

    Retail                                      $       ---   $ 60,127,000   $ 60,682,000
    Wholesale                                    17,390,000     33,029,000     16,636,000
  Advanced services:
    Network solutions                            18,764,000     30,220,000     13,298,000
    Customer relationship management                    ---      2,744,000      7,692,000
    Broadband services  and products                    ---      6,058,000      8,525,000
                                                ------------  -------------  -------------
Total revenues                                  $36,154,000   $132,179,000   $106,833,000
                                                ------------  -------------  -------------

Operating income (loss) before interest, depreciation and amortization

  Voice services, including impairment loss     $ 3,823,000   $  3,505,000   $ (8,838,000)
  Advanced services                                (107,000)     2,153,000     (2,417,000)
  Corporate and other                              (112,000)      (171,000)      (378,000)
                                                ------------  -------------  -------------
Total operating income (loss) before interest,
depreciation and amortization                     3,604,000      5,487,000    (11,633,000)
     Depreciation and amortization                  622,000      3,316,000      6,335,000
                                                ------------  -------------  -------------
Consolidated Operating income (loss) as
reported on the Statements of Operations        $ 2,982,000   $  2,171,000   $(17,968,000)
                                                ------------  -------------  -------------

Capital Expenditures
  Voice services                                $   734,000   $  5,813,000   $ 16,552,000
  Advanced services                                 940,000        298,000      1,648,000
  Corporate and other                                 8,000         48,000         68,000
                                                ------------  -------------  -------------
                Total capital expenditures      $ 1,682,000   $  6,159,000   $ 18,268,000
                                                ------------  -------------  -------------
Identifiable Assets
  Voice services                                $ 5,978,000   $ 25,578,000   $ 64,619,000
  Advanced services                              17,619,000     32,427,000     37,611,000
  Corporate and other                            16,038,000     22,326,000     24,910,000
                                                ------------  -------------  -------------
               Total identifiable assets        $39,635,000   $ 80,331,000   $127,140,000
                                                ------------  -------------  -------------

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       1997          1998          1999
                                                    -----------  ------------  ------------
Revenues
     United States                                  $17,390,000  $ 97,903,000  $ 83,316,000
     Mexico                                          18,031,000    32,965,000    20,990,000
     Latin America                                          ---     1,311,000     2,527,000
     Poland                                             733,000           ---           ---
                                                    -----------  ------------  ------------
Total revenues                                      $36,154,000  $132,179,000  $106,833,000
                                                    -----------  ------------  ------------

Fixed assets,  net of accumulated depreciation
     United States                                  $   692,000  $  7,297,000  $ 13,523,000
     Mexico                                           1,987,000     5,174,000    44,439,000
     Latin America                                          ---     2,105,000       506,000
                                                    -----------  ------------  ------------
Total fixed assets                                  $ 2,679,000  $ 14,576,000  $ 58,468,000
                                                    -----------  ------------  ------------

10.  QUARTERLY  INFORMATION  (UNAUDITED)

                                          FIRST         SECOND        THIRD         FOURTH         YEAR
                                       ------------  ------------  ------------  ------------  -------------
1997
Revenues                               $ 3,771,000   $ 6,170,000   $12,193,000   $14,020,000   $ 36,154,000
Operating income (loss)                   (386,000)      696,000     1,169,000     1,503,000      2,982,000
Income (loss) before taxes and
  minority interests                      (359,000)      402,000     1,110,000     1,597,000      2,750,000
Net income (loss)                         (324,000)      538,000     1,202,000     1,256,000      2,672,000
Basic EPS                              $     (0.08)  $      0.14   $      0.31   $      0.32   $       0.68
Diluted EPS (1)                        N/A           $      0.13   $      0.22   $      0.18   $       0.53

                                          FIRST         SECOND        THIRD         FOURTH         YEAR
                                       ------------  ------------  ------------  ------------  -------------
1998
Revenues                               $33,399,000   $32,378,000   $36,529,000   $29,873,000   $132,179,000
Operating income (loss)                  2,219,000      (461,000)    2,182,000    (1,769,000)     2,171,000
Income (loss) before taxes and
  minority interests                     2,089,000      (672,000)    1,507,000    (3,166,000)      (242,000)
Net income (loss)                        1,114,000      (622,000)      869,000    (2,391,000)    (1,030,000)
Basic EPS                              $      0.25   $     (0.13)  $      0.16   $     (0.42)  $      (0.20)
Diluted EPS (1)                        $      0.15   N/A           $      0.11   N/A           N/A

                                          FIRST         SECOND        THIRD         FOURTH        YEAR
                                       ------------  ------------  ------------  ------------  -------------
1999
Revenues                               $27,019,000   $29,709,000   $26,613,000   $23,492,000   $106,833,000
Operating loss                          (2,685,000)   (2,271,000)   (4,539,000)   (8,473,000)   (17,968,000)
Loss before taxes and
  minority interests                    (3,840,000)   (4,353,000)   (4,983,000)   (9,727,000)   (22,903,000)
Net loss                                (2,864,000)   (3,078,000)   (3,695,000)   (9,838,000)   (19,475,000)
Basic EPS                                    (0.47)        (0.47)        (0.53)        (1.36)         (2.92)
Diluted EPS (1)                        N/A           N/A           N/A           N/A           N/A

(1) Inclusion of additional shares under a diluted analysis for loss period is inappropriate due to the anti-dilutive effect.

11.  SUBSEQUENT  EVENTS  (UNAUDITED)

     In March 2000, the Company completed a $31,575,000 private placement consisting of 315,750 shares of Class F Convertible Senior Preferred Stock, par value $.001 per share (the ''Class F Preferred Stock''), together with five year warrants to purchase 1,925,306 shares of common stock. The Class F Preferred

Stock is convertible into 3,850,610 shares of Company common stock at a conversion price equal to $8.20 per share, and the exercise price of the warrants is $10.00 per share. The Class F Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Class F Preferred Stock at the Company's discretion. Pricing for this transaction was established based on a trailing thirty day average of the closing price of the common stock as of December 7, 1999. The proceeds of the Class F Preferred have been placed into escrow and release of escrow is subject to the consummation of the merger with Pointe.

     The Company will be required to file a registration statement with the SEC within 150 days of closing the sale of the Class F Preferred Stock to register the shares of Common Stock issued or issuable upon conversion of all the Class F Preferred Stock (including shares issued as dividends) and the exercise of the related warrants.

     In March 2000, the Company's executive management team decided to shut down the Company's manufacturing facilities at its Interlink subsidiary. The shut down, which is expected to both reduce the Company's cost structure and increase its margins with respect to sales, is intended to focus the Company's attention on its core voice and data services' strategies. The shut down includes the elimination of certain products, termination of employees, vacating certain facilities and the possible cancellation of real estate leases. As of the end of March 1999, the Company expected to terminate between 20 and 25 employees as a result of the shut down. Shut down charges to be incurred in 2000 are estimated at $1.6 million.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART  III

ITEM  10.  Directors  and  Executive  Officers  of  the  Registrant

                   OFFICERS, DIRECTORS AND OTHER KEY EMPLOYEES

The officers, directors and other key employees of the Company, and their ages, as of March 15, 2000 are as follows:

Name                   Age    Position
----                   ---    --------
E.  Scott  Crist        35    Director;  Chief  Executive  Officer

Manuel  Landa           39    Chairman of the Board; Chief  Operating Officer;

Todd  M.  Binet  (1)    35    Director;  President;  Chief  Financial Officer;
                              Secretary;  Treasurer

Oscar Garcia            38    Director; Executive Vice President of
                              International Long Distance  Operations

Ricardo  Orea           39    Director;  President  of Systems Integration and
                              Value  Added  Services

Carlos  de  Lara        40    Chief  Technology  Officer

Stephen  A.  Strohman   62    President  of  INTERLINK

Jose  Luis  Apan        37    Director of Value Added Services of Mexico

Paul  Freudenthaler     35    Chief  Accounting  Officer

Marco  A.  Castilla     33    Vice President of International Affairs
                              and  Corporate Counsel

Jesse  E.  Morris       32    Vice  President  of  Strategic  Development

Darrel O. Kirkland      60    Director
 (1)(2)

Jack  M.  Fields,  Jr.  48    Director
 (1)(2)

(1)     Member  of  the  Audit  Committee  of  the  Board  of  Directors.
(2)     Member  of  the  Compensation  Committee  of  the  Board  of  Directors.

E. Scott Crist has served as Chief Executive Officer of Telscape since July 1996. Mr. Crist also serves on the board of directors of Billserve.com (NASDAQ:
BLLS), SalvageSale.com, Bynari, Inc. and RealUse.com. Prior to joining Telscape, Mr. Crist was President and Chief Executive Officer for Matrix Telecom, a long-distance company which ranked #7 on THE INC. MAGAZINE list of the 500 fastest growing private companies in 1995. He also founded DNS Communications (''DNS''), a long-distance reseller. He served as DNS's Chief Executive Officer from its inception until DNS's merger with Matrix Telecom. Formerly, he served as Vice President of Acquisitions for Trammell Crow Group, where he specialized in U.S. capital market transactions. Mr. Crist has an M.B.A. from the J.L. Kellogg School at Northwestern University, and received a B.S. MAGNA CUM LAUDE in Electrical Engineering with an emphasis on telecommunications design from North Carolina State University.

Manuel Landa has served as Telscape's Chief Operating Officer since January 1999 and as Chairman of the Board and as a member of the Board of Directors since May 1996. From 1986 until he joined Telscape, Mr. Landa served as Export Sales Manager for Condumex, the largest Mexican manufacturer of electrical products with exports to the United States, Canada, Latin America and Europe. While at Condumex, Mr. Landa also served as Plant Manager, in which capacity he directed the Insulating Materials Division. Prior to joining Condumex, Mr. Landa worked in the consumer and industrial electronics business of Philips, a Dutch company, where he served as Design Engineer for its Industrial Audio-Video Division. Mr. Landa received a degree in Electronic and Communications Engineering from La Salle University in Mexico City, where he graduated MAGNA CUM LAUDE. He also has a diploma in Total Quality Management from the Instituto Tecnologico de Estudios Superiores Monterrey.

Todd M. Binet has served as Telscape's President and Chief Financial Officer since January 1999. Prior to that, he served as Telscape's Executive Vice President and Chief Financial Officer since January 1997. Mr. Binet has been a member of the Board of Directors since March 1997. Mr. Binet has over 10 years of business and management experience. Prior to joining Telscape, he served as an officer and director of St. James Capital Corp., the general partner to St. James Capital Partners, a merchant banking fund, from January 1996 to December 1996. Prior to his service with St. James, from July 1992 to December 1995, Mr. Binet served as Treasurer and Corporate Counsel for Alamo Group Inc., an international company listed on the New York Stock Exchange. Mr. Binet received a B.B.A. in finance from Southern Methodist University and graduated CUM LAUDE. He also received an M.B.A. from the Wharton School of Business and holds a J.D. from the University of Pennsylvania. Mr. Binet also holds a license to practice law in the state of Texas, although the license is currently inactive.

Oscar Garcia has served as Telscape's Vice President of International Long Distance Operations and Value Added Services since December 1998 and as a member of the Board of Directors of Telscape since May 1996. Mr. Garcia co-founded Vextro and served as Vextro's Vice President of Operations since 1988. From 1987 until he co-founded Vextro, Mr. Garcia served as Engineering Manager for Infosistemas, which at that time was the exclusive AT&T telephone equipment distributor in Mexico. Prior to that, Mr. Garcia was Sales Support Manager for Macrotel de Mexico S.A. de C.V., a subsidiary of Macrotel, Inc., a Florida telephone key systems company with exports to Mexico and Latin America. Before that, Mr. Garcia held the position of design engineer for the R&D department of GTE, at that time the leading U.S. telecommunications company involved in PBX and KSU manufacturing in Mexico. Mr. Garcia holds an undergraduate degree in Electronic and Communications Engineering from La Salle University in Mexico City, a diploma in Marketing from La Salle University and a degree in Business Administration from the University of California at Berkeley, extension program in Mexico City.

Ricardo Orea has served as President of Telscape's Systems Integracion Services, since December 1998 and has served as a member of the Board of Directors of Telscape since May 1996. Mr. Orea co-founded Vextro and served as Vextro's Vice President of Sales and Marketing since 1988. Prior to joining Vextro, Mr. Orea was Electronic Control Systems Plant Manager for Asea Brown Boveri, a Swedish electrical control and switchgear equipment manufacturer. Before that, Mr. Orea worked for GTE in its Purchasing and Logistics Department as System Integrator and Supplier Development Manager. Earlier, he was Technical Service Manager for MISA, a Mexican computer mainframes and telecommunications maintenance service company which served major financial accounts and universities. Mr. Orea received an undergraduate degree in Electronic and Communications Engineering from La Salle University in Mexico City and has a diploma in Business Administration from the University of California at Berkeley, extension program in Mexico City.

Carlos J. de Lara has served as Telscape's Chief Technology Officer since June 1998. Prior to that, he served as Telscape's Director of Metropolitan Networks since October 1997. Mr. de Lara has over 20 years of experience in the computer and communications industries. Prior to joining Telscape, he served as director of NSI, a network integration company acquired by Telscape in 1997. He was co-founder on NSI, specialized in big corporate networks, WANs, MANs and access technologies, from February 1994 to August 1997. Prior to founding NSI, he served for several companies distributing 3Com equipment, from July 1987 to January 1994. Prior to that, he served as an independent consultant in communications, data networking and software development from March 1983 to June 1987. Prior to that, he served as Manager of Operational Optimization and as Modeling Developer in Multibanco Comermex, from November 1979 to February 1983. He also has served as Director and Faculty member in the Graduate Program for Data Networking and Communications, in Universidad Anahuac, in Mexico City, from June 1992 to August 1995. He also served as advisor in data networking to Dr. Enrique Melrose, then Director of Research in the Mexican Institute of
Communications, from July 1993 to July 1995. (Dr. Melrose is currently Commissioner of Engineering and Technology in the COFETEL, which is Mexico's telecommunications regulatory body). He received a B.S. degree in Industrial and Systems Engineering from the Universidad Anahuac in Mexico City.

Stephen A. Strohman has served as President of Interlink Communications, Inc. since it was founded in May 1998. In 1996, Mr. Strohman joined the Services Division of California Microwave, Inc. (CMI) as Vice President, Business
Development. Prior to this, Mr. Strohman was the founder and president of Strohman Associates, Inc. (SAI). SAI was formed in 1984 to focus on the satellite telecommunications industry and technology. SAI performed network analysis, design, and systems integration for a number of telecommunications, manufacturing and services companies. SAI also consulted with investment fund managers in telecommunications strategies, joint ventures, and mergers and acquisitions. Mr. Strohman's clients included Xerox, AT&T, Sprint and STM Wireless. In 1985, Mr. Strohman directed the implementation of the first shared hub, satellite-based VSAT network for Xerox. Mr. Strohman has also served as Senior Vice President of STM Wireless, where he led the company's 1992 IPO. Prior to that, Mr. Strohman was Vice President of marketing at TRW, and President of an international subsidiary of Sprint. Mr. Strohman holds a B.A. from California State University.

Jose Luis Apan has served as Director of Value Added Services since December 1998. Prior to that, he served as Telscape's Director of Marketing since joining Telscape on July 1, 1996. Prior to joining Telscape, he was co-founder and Chief Executive Officer of Integracion from 1992 to 1997. From 1986 until he founded Integracion, Mr. Apan served as Regional Telecommunications Manager for Hewlett-Packard Latin America where he was responsible for the installation and operation of the Voice, Data and Video Digital Network for the Latin America Region. Mr. Apan has an MBA from the Instituto Tecnologico Autonomo de Mexico and holds an undergraduate degree in Chemical Engineering from the Universidad Iberoamericana in Mexico City. Mr. Apan is also a Registered Communications Distribution Designer from the Building Institute of Construction Industry in Tampa, Florida.

Paul D. Freudenthaler has served as Telscape's Chief Accounting Officer since September 1999. Prior to joining Telscape, Mr. Freudenthaler worked as Director of International Lending at Bank United and Irwin Mortgage Corporation from June 1994 to August 1999. Prior to that Mr. Freudenthaler worked as Corporate Controller for Arvin Sango and as a senior auditor at KPMG Peat Marwick. Mr. Freudenthaler earned his M.B.A. in Finance from the Wharton School of Business in May 1994, his Bachelor's of Commerce degree from the University of Calgary in May 1997, and is a Certified Public Accountant with the State of Texas.

Marco A. Castilla has served as Vice President of International Affairs and Corporate Counsel since July 1998. Prior to joining Telscape, Mr. Castilla worked as Foreign Legal Advisor at Swidler & Berlin, Chartered. At Swidler & Berlin, Mr. Castilla practiced in the telecommunications group, representing and advising several U.S. and international telecommunications companies in their entry into newly competitive markets, including with respect to regulatory and transactional matters and in structuring their foreign operations. From December 1995 to September 1996, Mr. Castilla worked as a Foreign Associate at the international law firm Rogers & Wells in Washington D.C. At Rogers & Wells, Mr. Castilla devoted most of his practice to capital market financing, project financing and mergers and acquisitions. Mr. Castilla holds law degrees from Harvard Law School (L.L.M.) and with honors from the Universidad Iberoamericana in Mexico City (J.D.). Mr. Castilla is a member of the Inter-American Bar
Association  and  the  Harvard  International  Law  Society.

Jesse E. Morris has served as Telscape's Vice President of Strategic Planning since September of 1999. Prior to that, he served as Vice President of Finance and Corporate Controller since January 1999 and as the Corporate Controller since October 1997. Prior to joining Telscape Mr. Morris worked from January 1992 until October 1997 with Arthur Andersen LLP, a multi-national accounting and consulting professional services firm, where he last served as Experienced Audit Manager. Mr. Morris received his B.B.A. in Accounting and Finance and his Masters in Professional Accountancy from the University of Texas. Mr. Morris is a Certified Public Accountant with the State of Texas.

Darrell O. Kirkland has served as a member of the Board of Directors of Telscape since March 1996. Mr. Kirkland is a principal consultant with Kirkland & Associates, a management consulting firm specializing in telecommunications. A registered Professional Engineer, Mr. Kirkland has many years of experience in long distance, microwave, wireless, fiber and local transmission services. He has held general management and marketing positions with MCI Air Signal, CPI Microwave, and Discovery Communications. Current and recent clients include MCI, Skytel, IXC Communications, Prime Cable and Winstar Wireless. Mr. Kirkland received a B.B.A. from the University of Texas and an M.S. in Industrial Engineering from the University of Houston.

Jack M. Fields, Jr. has served as a member of the Board of Directors of Telscape since November 1998. Mr. Fields served as a U.S. Congressman representing Texas' 8th Congressional District in the United States House of Representative from 1981 to 1997, retiring as chairman of the House Telecommunications and Finance subcommittee. Under his leadership, Congress enacted the 1996 Telecommunications Act. Mr. Fields served on the Telecommunications and Finance Subcommittee from 1985 until his retirement. During his years of service, the subcommittee maintained jurisdiction over interstate and international telecommunications, the Federal Communications Commission, as well as the telephone, cellular, cable and broadcast industries. In addition, the subcommittee maintained jurisdiction over the Securities and Exchange Commission, including the activities of investment bankers, stock brokers, investment advisors, stock exchanges and the mutual fund industry. After retiring in 1997, Mr. Fields founded two companies; Texana Global, Inc. and international trading corporation, and Twenty-First Century Group, Inc., a Washington, D.C.-based governmental affairs and strategic planning company. Mr. Fields currently serves on the boards of AIM Management Group, Inc. and Administaff, Inc., as well as the Houston Metropolitan Study Group.

     Each officer of Telscape holds office until such officer's successor is chosen and qualified in such officer's stead or until such officer's death or until such officer's resignation or removal from office. Certain officers have employment contracts with Telscape (See Employment Agreements).

     Each of the directors were elected at the Company's Annual Meeting held on June 21, 1999 and currently hold office until the next annual meeting of the Company's stockholders or until their successors are elected and qualified.

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

     Based solely on its review of the copies of Forms 3 and 4, as furnished to the Company, pursuant to the Exchange Act during its most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, it is the Company's belief that any such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 1999 with the two exceptions. Mr. Binet did not timely file the necessary Form 4 for a transaction effectively occurring on December 30, 1999. The Form 5 for this transaction was subsequently filed on February 17, 2000. Mr. Kirkland did not timely file the necessary Form 4 for transactions effectively occurring on March 19, 1996, October 9, 1998 and June 21, 1999. The Form 5 for these transactions was subsequently filed on February 9, 2000.

ITEM  11.  Executive  Compensation

                        Report on Executive Compensation
                        --------------------------------

     In March 1997, the Company established the Compensation Committee of the Board which is responsible for administering the Company's executive compensation programs and policies. The Company's executive compensation programs are designed to attract, motivate and retain the executive talent needed to optimize stockholder value in a competitive environment. The programs are intended to support the goal of increasing stockholder value while facilitating the business strategies and long-range plans of the Company.

     The following is the Compensation Committee's report addressing the compensation of the Company's executive officers.

                       Compensation Policy and Philosophy
                       ----------------------------------

     The Company's executive compensation policy is designed to establish an appropriate relationship between executive pay and the Company's annual performance, its long term growth objectives and its ability to attract and retain qualified executive officers. The Company's policy is based on the belief that the interests of the executives should be closely aligned with the Company's stockholders. The Compensation Committee attempts to achieve these goals by integrating annual base salaries with (i) annual incentive bonuses based on corporate performance, based on the achievement of specified performance objectives set forth in the Company's financial plan for such fiscal year, and based on individual performance, and (ii) stock options through the Company's stock option plans. The Compensation Committee's philosophy is to review salaries paid to executive officers with comparable responsibilities in comparable businesses and offer salaries to its executives which are in the lower range of those offered by such comparable businesses. In addition, the components of each executive officer's compensation is weighted to the bonus and option components. This results in a meaningful portion of each executive's compensation being placed at-risk and linked to the accomplishment of specific results that are expected to lead to the creation of value for the Company's stockholders from both the short-term performance and long term success of the Company. The Compensation Committee considers all elements of compensation and the compensation policy when determining individual components of pay.

     The Compensation Committee believes that leadership and motivation of the Company's employees are critical to achieving the objectives of the Company. The Compensation Committee is responsible for ensuring that its executive officers are compensated in a way that furthers the Company's business strategies and which aligns their interests with those of the stockholders. To support this philosophy, the following principles provide a framework for executive compensation: (i) offer compensation opportunities that attract the best talent to the Company; (ii) motivate individuals to perform at their highest levels;
(iii) reward outstanding achievement; (iv) retain those with leadership abilities and skills necessary for building long-term stockholder value; (v) maintain a significant portion of executives' total compensation at risk, tied to both the annual and long-term financial performance of the Company and the creation of incremental stockholder value; and (iv) encourage executives to manage from the perspective of owners with an equity stake in the Company.

                        Executive Compensation Components
                        ---------------------------------

     As discussed below, the Company's executive compensation package is primarily comprised of three components: base salary, annual incentive bonuses and stock options.

     Base Salary. For fiscal 1999, the Compensation Committee approved the base salaries of the Named Executive Officers (as defined below) based on (i) salaries paid to executive officers with comparable responsibilities employed by companies with comparable businesses, (ii) performance and accomplishment of the Company in fiscal 1999 which is the most important factor, and (iii) individual performance reviews for fiscal 1999 for most executive officers. The Compensation Committee's philosophy is to review salaries paid to executive officers with comparable responsibilities in comparable businesses and offer salaries to its executives which are in the lower range of those offered by such comparable businesses. In addition, the components of each executive officer's compensation is weighted to the bonus and option components. This results in a meaningful portion of each executive's compensation being placed at-risk and linked to the accomplishment of specific results that are expected to lead to the creation of value for the Company's stockholders from both the short-term performance and long term success of the Company. The Compensation Committee reviews executive officer salaries annually and exercises its judgement based on all the factors described above in making its decision, subject to the terms of such officer's employment agreement. No specific formula is applied to determine the weight of each criteria.

     Annual Incentive Bonuses. Annual incentive bonuses for the Named Executive Officers are based upon the following criteria: (i) the Company's financial performance for the current fiscal year, (ii) the furthering of the Company's strategic position in the marketplace, and (iii) individual merit. The Company paid incentive bonuses to the Named Executive Officers (as defined below) as depicted in the Summary Compensation Table.

     Long Term Incentive Compensation. Stock options encourage and reward effective management which results in long-term corporate financial success, as measured by stock price appreciation. The Compensation Committee believes that option grants afford a desirable long-term compensation method because they closely ally the interests of management with stockholder value and that grants of stock options are the best way to motivate executive officers to improve long-term stock market performance. The vesting provisions of options granted under the Company's stock option plans are designed to encourage longevity of employment with the Company and generally extend over a three year period.

                     Compensation of Chief Executive Officer
                     ---------------------------------------

     The Board believes that E. Scott Crist, the Company's Chief Executive Officer, provides valuable services to the Company and that his compensation should therefore be competitive with that paid to executives at comparable companies. In addition, the Compensation Committee believes that an important component of his compensation should be based on Company performance. Mr. Crist's annual base salary for fiscal 1999 was $125,000. Mr. Crist's annual base salary for fiscal 2000 is $125,000. The factors which the Compensation Committee considered in setting his annual base salary were his individual performance and pay practices of peer companies relating to executives of similar responsibility.

                      Internal Revenue Code Section 162(m)
                      ------------------------------------

     Under Section 162(m) of the Internal Revenue Code (the "Code"), the amount of compensation paid to certain executives that is deductible with respect to the Company's corporate taxes is limited to $1,000,000 annually, if certain requirements of section 162(m) are not met. It is the current policy of the Compensation Committee to maximize, to the extent reasonably possible, the Company's ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its stockholders.

                        The  Compensation  Committee:
                        Darrel  O.  Kirkland
                        Jack  M.  Fields,  Jr.

                           SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (together, the "Named Executive Officers") who served as such during the 1999 fiscal year.

                                                                                Long-Term Compensation
                                                    ---------------------------------------------------------------------------
                            Annual Compensation (1)                 Awards                              Payouts
                          -----------------------------------------------------------------------------------------------------
                                                                                        Securities
Name and                                                   Other                        Underlying
Principal                                     Bonus       Annual         Restricted      Options/       LTIP        All Other
Position (2)              Year  Salary ($)    ($)(3)  Compensation($)  Stock Awards($)   SARs (#)    Payouts(#)  Compensation($)
------------------------  ----  -----------  -------                   ---------------  -----------  ----------
Scott Crist; Chief        1999  $   122,692      ---               --               --           --          --               --
Executive Officer         1998  $   109,548  $75,000               --               --       27,838          --               --
                          1997  $    87,308  $75,000               --               --           --          --               --

Manuel Landa;             1999  $   115,731      ---               --               --           --          --               --
Chairman,                 1998  $    80,000  $60,000               --               --       29,625          --               --
Chief Operating Officer   1997  $    80,000  $75,000               --               --           --          --               --

Oscar Garcia;             1999  $   117,000      ---               --               --           --          --               --
EVP of                    1998  $    80,000  $75,000               --               --       29,625          --               --
International             1997  $    80,000  $50,000               --               --           --          --               --
Long Distance
Operations

Ricardo Orea;             1999  $   117,000      ---               --               --           --          --               --
President of              1998  $    80,000  $75,000               --               --       29,625          --               --
Systems                   1997  $    80,000  $50,000               --               --           --          --               --
Integration and
Value AddedServices

Todd M. Binet;            1999  $   121,923      ---               --               --           --          --               --
President and             1998  $    92,684  $75,000               --               --       37,031          --               --
Secretary,                1997  $    74,346  $50,000               --               --      250,000          --               --
Treasurer and
CFO

______________________
     (1)  Each of the Company's officers received perquisites and other personal benefits in addition to salary and bonuses.
The  aggregate  amount  of  such  perquisites  and  other personal benefits, however, does not exceed the lesser of $50,000 or 10 percent  of  the  total  of the annual salary and bonus reported for any of the Named Executive Officers for each of the reported years.
     (2)     The  following  summarizes each executive's employment commencement dates:  Mr. Crist, August, 1996; Mr. Landa, May,
1996;  Mr. Garcia, May, 1996; Mr. Orea, May, 1996; Mr. Binet, January, 1997.  Compensation information is provided for each Named
Executive  Officer  from  such  officers  employment  commencement  date.
     (3)     Represents  annual  bonus award earned for the fiscal year noted, even though such bonus was paid in the following fiscal  year.

      OPTION/SAR GRANTS IN LAST FISCAL YEAR (1999)

There were no option or SAR grants to named executive officers during the fiscal year 1999.

      AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
                                OPTION/SAR VALUES

     The following table sets forth-certain information with respect to options exercised during fiscal 1999 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of fiscal 1999.

                                        Number of Securities      Value of Unexercised In-the-
                                      Underlying Unexercised at    Money Option/SARs at Fiscal
                                                                                        ------
                Shares                     Fiscal Year End (#)         Year End ($)(1)
               Acquired on   Value         -------------------         ---------------
NAME          Exercise (#)  Realized  EXERCISABLE  Unexercisable  EXERCISABLE   Unexercisable
              ------------  --------  -----------  -------------  ------------  --------------
Scott Crist             --        --      334,737         20,879  $  2,698,861  $      107,005
Manuel Landa            --        --      129,625            ---  $  1,014,953  $          ---
Oscar Garcia            --        --      129,625            ---  $  1,014,953  $          ---
Ricardo Orea            --        --      129,625            ---  $  1,014,953  $          ---
Todd Binet              --        --      259,258         27,773  $  2,266,197  $      142,337

     (1)  The  calculations  of  the  value of unexercised options are based on the difference between  the  closing price of $12.625 per share on Nasdaq of the Common Stock on December 31,
1999  and the exercise price of each option, multiplied by the number of shares covered by the option.

            LONG TERM INCENTIVE GRANTS IN THE LAST FISCAL YEAR (1999)

          There were no long term incentive grants to named executive officers during the fiscal year 1999.

                            COMPENSATION OF DIRECTORS

     Directors are reimbursed for their ordinary and necessary expenses incurred in attending meetings of the Board of Directors or a committee thereof. Telscape pays directors who are not also employees of Telscape $500 for each meeting of the Board of Directors they attend. Directors of Telscape are eligible to participate in Telscape's 1996 Stock Option and Appreciation Rights Plan, the 1998 Stock Option and Appreciation Rights Plan, if adopted, and Telscape's 1994 Directors Stock Option Plan.

     Non-employee directors may receive an annual grant of options to purchase 10,000 shares of Telscape's Common Stock. In February 1999, Mr. Kirkland and Mr. Fields each received grants of 10,000 shares of Telscape's common stock exercisable at $8.188 a share with a one year vesting period.

                              EMPLOYMENT AGREEMENTS

     In connection with the Company's acquisition of Telereunion, Inc., the Company entered into an employment agreement with Mr. Landa, effective as of May 14, 1996. The employment agreement provided, among other things, that Mr. Landa will serve as President and CEO of Telereunion. The original employment agreement terminated May 14, 1999 and a new agreement was issued on September 2, 1999 for a period of three years. Mr. Landa's agreement provided, among other things, that he will serve as Chief Operating Officer of the Company, reporting to the Chief Executive Officer of the Company. Mr. Landa's agreement will be terminated upon the consummation of the Company's merger with Pointe Communications, Inc.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Darrel O. Kirkland and Jack M. Fields, Jr., comprise the Company's compensation committee. Neither member of the compensation committee is an executive of the Company or its subsidiaries and neither serves in a similar capacity for another entity. Additionally, no director or officer of the Company serves in a similar capacity for an entity whose officers or directors serve on Telscape's compensation committee.

                   STOCKHOLDER RETURN PERFORMANCE PRESENTATION

          Set forth below is a line graph comparing the yearly change in the Company's Common Stock since the Company's initial public offering in August 1994 against the NASDAQ Telecommunications Industry Index and the NASDAQ Stock Market Index.


               [Stockholder Return Performance Presentation Chart]


DESCRIPTION                  1994     1995     1996     1997     1998     1999
--------------------------  -------  -------  -------  -------  -------  -------
Telscape International ($)  $100.00  $ 73.33  $ 83.33  $211.65  $193.33  $336.66
--------------------------  -------  -------  -------  -------  -------  -------
S & P 500 ($)               $100.00  $137.58  $169.17  $225.60  $290.08  $351.12
--------------------------  -------  -------  -------  -------  -------  -------
NASDAQ US ($)               $100.00  $141.33  $173.89  $213.07  $300.24  $542.41
--------------------------  -------  -------  -------  -------  -------  -------
NASDAQ Telecom ($)          $100.00  $130.91  $133.86  $195.75  $322.30  $561.26
--------------------------  -------  -------  -------  -------  -------  -------

     The graph assumes that $100 was invested in August 1994 in the Company's Common Stock and in the S & P 500, the NASDAQ Stock Market Index and the NASDAQ Telecommunications Index and that all dividends were re-invested. No dividends have been declared or paid in the Company's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM  12.  Security  Ownership  Of  Certain  Beneficial  Owners  And  Management

          The following table sets forth certain information, as of March 15, 2000, with respect to the beneficial ownership of Common Stock by each director, each Named Executive Officer included in the Summary Compensation Table, the directors and executive officers as a group and each stockholder known to management to own beneficially more than 5% of the Common Stock. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to such shares.

Name and                              Number of Shares     Percentage
Address                               Beneficially Owned   Beneficially Owned
------------------------------------  -------------------  -------------------
E. Scott Crist                               1,299,953(1)                12.0%
2700 Post Oak Boulevard, Suite 1000
Houston, Texas 77056

Manuel Landa                              1,162,950(2)(3)                10.8%
2700 Post Oak Boulevard, Suite 1000
Houston, Texas 77056

Ricardo Orea                              1,161,881(3)(4)                10.8%
Moras No. 430
Col. Del Valle, Del Benito Juarez
03100 Mexico, D.F.

Oscar Garcia                              1,155,881(3)(5)                10.7%
Moras No. 430
Col. Del Valle, Del Benito Juarez
03100 Mexico, D.F.

Todd M. Binet                                  464,936(6)                 4.3%
2700 Post Oak Boulevard, Suite 1000
Houston, Texas 77056

Darrel Kirkland                                 30,125(7)                ---*
803 Forest View
Austin, TX 78746

Jack M. Fields, Jr.                             23,571(8)                ---*
8810 Will Clayton Pkwy, Suite E
Humble, TX 77338

All directors and named executive
officers as a group (7 persons)              5,299,297(9)                49.0%

--------------------------------------------------------------------------------
*     Less  than  1%

     (1) Includes shares of Common Stock issuable upon exercise of the Series A Common Stock Warrant which have vested and are exercisable with respect to rights to purchase 500 shares of Common Stock at $2.19 per share. The Series A Common Stock Warrant is currently exercisable and lapses on May 16, 2003. Also included are the shares of Common Stock issuable upon exercise of (i) a common stock warrant representing the right to purchase 37,418 shares of Common Stock at $6.68 per share and (ii) a common stock warrant representing the right to purchase 31,805 shares of Common Stock at $6.68 per share. Includes 255,620 shares of Common Stock owned by Delaware Charter Guaranteed Trust Co. F/B/O Mr. Crist. Includes options to purchase (i) 327,778 shares of Common Stock at $4.50 per share and (ii) 6,959 shares of Common Stock at $7.50 per share, all of which are presently exercisable. Excludes options to purchase 20,879 shares of common stock at $7.50 per share, as such options are not exercisable within sixty (60) days of this table.

     (2) Includes shares of Common Stock issuable upon exercise of a Series A Common Stock Warrant which have vested and become exercisable with respect to rights to purchase 231,442 shares of Common Stock at $2.19 per share owned by Mr. Landa, as well as rights to purchase 326,883 shares of Common Stock held by Forest International, L.L.C. (''Forest''). Mr. Landa is the beneficial owner of Forest. The Series A Common Stock Warrant lapses on May 16, 2003. Excludes options to purchase 77,000 shares of Common Stock at $16.00 per share as such options are not exercisable within sixty (60) days of the date of this table.

      (3) Includes options to purchase 25,000, 75,000 and 29,625 shares of Common Stock at $1.35, $4.875, and $7.50 per share, respectively, all of which options are presently exercisable.

     (4) Includes shares of Common Stock issuable upon exercise of the Series A Common Stock Warrant which have vested and become exercisable with respect to rights to purchase 247,208 shares of Common Stock at $2.19 per share owned by Mr. Orea, as well as rights to purchase 310,048 shares of Common Stock held by Cloud International, L.L.C. (''Cloud''). Mr. Orea is the beneficial owner of Cloud. The Series A Common Stock Warrant lapses on May 16, 2003. Excludes options to purchase 42,000 shares of Common Stock at $16.00 per share as such options are not exercisable within sixty (60) days of the date of this table.

     (5) Includes shares of Common Stock issuable upon exercise of the Series A Common Stock Warrant which have vested and become exercisable with respect to rights to purchase 241,208 shares of Common Stock at $2.19 per share owned by Mr. Garcia, as well as rights to purchase 310,048 shares of Common Stock held by Sky International, L.L.C. (''Sky''). Mr. Garcia is the beneficial owner of Sky. The Series A Common Stock Warrant lapses on May 16, 2003. Excludes options to purchase 42,000 shares of Common Stock at $16.00 per share as such options are not exercisable within sixty (60) days of the date of this table.

     (6) Includes shares of Common Stock issuable upon exercise of the Series A Common Stock Warrant representing the right to purchase 47,798 shares of Common Stock at $2.19 per share. The Series A Common Stock Warrant expires on May 16, 2003. Includes options to purchase 83,333 shares of Common Stock at $3.25 per share, options to purchase 166,667 shares of Common Stock at $4.00 per share, and options to purchase 9,258 shares of Common Stock at $7.50 per share, all of which are presently exercisable. Excludes options to purchase 27,773 shares of Common Stock at $7.50 per share as such options are not exercisable within sixty
(60) days of this table. Excludes 10,000 Series A Warrants and 10,000 Series B Warrants which are held in trust for the benefit of Mr. Binet's two minor children. Mr. Binet disclaims beneficial ownership of these shares.

     (7) Includes options to purchase (i) 10,000 shares of Common Stock at $3.75 per share, (ii) 9,625 shares of Common Stock at $7.50 per share, and (iii) 10,000 shares of Common Stock at $8.188 per share, all of which options are presently exercisable.

     (8) Includes options to purchase 10,000 shares of Common Stock at $7.25 and 10,000 shares at $8.188 , all of which options are presently exercisable.

     (9) Includes options and warrants to purchase 2,816,853 shares of Common Stock, all of which are exercisable within sixty (60) days of the date of this table.

ITEM  13.  Certain  Relationships  and  Related  Transactions

                     TRANSACTIONS WITH MANAGEMENT AND OTHERS

     On October 22, 1999, we signed a loan agreement with Lennox Invest Ltd., a BVI Corporation, which provided for funding of up to $10.0 million. A total of $1.5 million has been funded on this facility, which bears interest at 10% per annum. Interest on each note is to be paid at maturation of the respective note, which occurs six months after the date of each note. Of the $1.5 million funded under the facility, $1.0 million matures on April 19, 2000, and $0.5 million matures on April 26, 2000. As part of this transaction, certain members of the board of directors agreed to pledge shares of Telscape stock as collateral. We have agreed to indemnify these directors for the loss of their shares for any reason other than the non-payment of these loans, and to compensate these directors by immediately vesting options to acquire 22,219 shares at $7.50 per share for each of Messrs. Landa, Orea and Garcia. In December 1999, we informed Lennox that we would not be drawing any further funding under this facility due to a breach of contract on the part of Lennox.

          On November 24, 1999, we signed a letter of intent to merge with Pointe. In connection with the letter of intent, Pointe agreed to lend us $1.5 million that was evidenced by a short term promissory note ("Promissory Note"). As part of this transaction, certain members of the board of directors agreed to pledge shares of Telscape stock as collateral. We have agreed to indemnify these directors for the loss of their shares for any reason other than the non-payment of these loans, and to compensate these directors.

                           INDEBTEDNESS OF MANAGEMENT

          On December 10, 1998, Manual Landa issued a Promissory Note to the Company in the amount of $270,000, bearing simple interest at an annual rate of 9%. The outstanding balance of the Note due to the Company at December 31, 1999 was $220,336, including principal and accrued interest.

          On May 7, 1999, the Company issued $1,000,000 in senior notes to E. Scott Crist, bearing interest at 8% until November 6, 1999. Thereafter, the interest rate increased by 1% for each month after November 6, 1999. The
Company repaid $150,000 to Mr. Crist on August 27, 1999. The outstanding balance of the Note due to Mr. Crist at December 31, 1999 is $850,000.

          On August 16, 1999, E. Scott Crist issued a Promissory Note to the Company in the amount of $95,000, bearing simple interest at an annual rate of 8%. The outstanding balance of the Note due to the Company at December 31, 1999 was $97,873, including principal and accrued interest.

          On December 31, 1998 and January 15, 1999, Marco Castilla issued Promissory Notes under the Executive Loan Program of 1998 to the Company totaling $76,405, bearing interest at the Bank of America Prime Rate. The outstanding balance of the Notes due to the Company at December 31, 1999 was $82,498, including principal and accrued interest.

                               FUTURE TRANSACTIONS

          Although the Company intends that the terms of any future transactions and agreements between the Company and its directors, officers, principal stockholders or other affiliates will be no less favorable than could be obtained from unaffiliated third parties, no assurances can be given in this regard. Any such future transactions that are material to the Company and are not in the ordinary course of business will be approved by a majority of the Company's independent and disinterested directors.

PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

     (a) Exhibits. See Index to Exhibits on page 77. Each of the following exhibits described on the index to exhibits is a management contract or compensatory plan or arrangement: 10.1, 10.2, 10.11, 10.12, 10.13, 10.15 and 10.16.

     (b) Financial Statement Schedules: See Schedule II - Valuation and Qualifying Accounts on page 75.

     (c) Reports on Form 8-K: On September 20, 1999, the Company filed a report on Form 8-K reporting that the Company had signed a credit agreement with Lucent Technologies, Inc. for up to $40 million in financing.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

            Balance at                                    Balance at
            Beginning of Period   Additions   Deductions  End of Period
FY 1999     $           500,000   $1,996,000  $  386,000  $   2,110,000
FY 1998*                200,000      925,000     625,000        500,000
FY 1997                  57,000      277,000     134,000        200,000

INVENTORY  RESERVES

           Balance at
           Beginning of                         Balance at
           Period        Additions  Deductions  End of Period
FY 1999    $  1,047,000  $ 450,000  $  184,000  $   1,313,000
FY 1998*        352,000    946,000     251,000      1,047,000
FY 1997         299,000     53,000         ---        352,000

* Additions and deductions for 1998 include activity related to the Company's acquisitions during that year. As such, the 1998 additions do not agree to the related entries shown for the same items on the consolidated Statement of Cash Flows.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TELSCAPE  INTERNATIONAL,  INC.
                                   (Registrant)


March  30,  2000                   /s/  E.  SCOTT  CRIST
                                   ---------------------
                                   E.  Scott  Crist
                                   CEO  and  Principal  Executive  Officer


March  30,  2000                   /s/  TODD  M.  BINET
                                   --------------------
                                   Todd  M.  Binet
                                   President,  CFO  and
                                   Principal  Financial  Officer

March  30,  2000                   /s/  PAUL  FREUDENTHALER
                                   ------------------------
                                   Paul  Freudenthaler
                                   CAO  and  Principal  Accounting  Officer


     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE          DATE
---------                         -----          ----

/s/  E.  SCOTT  CRIST             Director       March  30,  2000
---------------------
E.  Scott  Crist

/s/  MANUEL  LANDA                Director       March  30,  2000
------------------
Manuel  Landa

/s/  OSCAR  GARCIA                Director       March  30,  2000
------------------
Oscar  Garcia

/s/  RICARDO  OREA                Director       March  30,  2000
------------------
Ricardo  Orea

/s/  TODD  M.  BINET              Director       March  30,  2000
--------------------
Todd  M.  Binet

/s/  DARREL  O.  KIRKLAND         Director       March  30,  2000
-------------------------
Darrel  O.  Kirkland

/s/  JACK  M.  FIELDS             Director       March  30,  2000
---------------------
Jack  M.  Fields

                                            INDEX OF EXHIBITS


Exhibit No.  Description
-----------  -------------------------------------------------------------------------------------------
        1.1  Form of Underwriting Agreement between the Company, BT Alex. Brown Incorporated and Lehman Brother Inc. (Incorporated herein by reference to Exhibit 1.1 to the
             Company's Registration Statement No. 333-60271)

       *2.1  Amended and Restated Agreement and Plan of Merger dated as of December 31, 1999 by and among Telscape International, Inc., Pointe Communications Corporation and Pointe
             Acquisition, Corp.

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

        4.1  Form of Certificate evidencing Common Stock (filed as Exhibit 4.1 to the
              Company'sRegistration Statement No. 33-80542-D and incorporated herein by reference)

        4.2  Form of Warrant Agreement between American Stock Transfer & Trust Company and the Company (filed as Exhibit 4.2 to the Company's Registration Statement No. 33-
             80542-D and incorporated herein by reference)

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

     10.30   Form of Securities Purchase Agreement by and between Telscape International, Inc.,
             INTERLINK Communications, Inc. and Cahill, Warnock, Strategic Partners Fund, L.P.
             dated as of June 18, 1999, Exhibit A representing the form of the Increasing Rate Secured
             Promissory Note, Exhibit B representing the form of Warrant, and Exhibit C representing the Security Agreement and Amendment No. 1 to Securities Purchase Agreement.
             (Incorporated herein by reference to Exhibit 10.30 to the Company's Report on form 10-
             Q for the quarter ended June 30, 1999)

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

     10.33   Loan Agreement dated October 22, 1999 by and between Telscape International, Inc. and
             Lennox Invest Ltd. Promissory Note dated October 22, 1999 in the principal amount of
             1,060,000 payable to Lennox Invest, Ltd., Stock Pledge Agreement dated October 22,
             1999, and Warrant Certificate issued to Lennox Invest, Ltd. To purchase 35,714 shares of
             Common Stock of Telscape International, Inc. dated October 22, 1999. (Incorporated herein by reference to Exhibit 10.33 to the Company's Report on form 10-Q for the quarter ended September 30, 1999)

     *10.34  Swap Agreement ("Contrato de Compra-Venta de Fibras") dated December 8, 1999 by and between Iusatel S.A. de C.V and Telereunion, S.A. de C.V.

     *10.35  Commitment Agreement dated August 16, 1999, by and between Telscape International,
             Inc. and Comercializadora Lufravic, S.A. de C.V.

     *10.36  Fiber Optic Telecommunications Services Exchange Agreement dated May 14, 1999 by and between Avantel, S.A. de C.V. and Telereunion S.A de C.V.

      *21.1  Subsidiaries of the registrant

      *23.1  Consent of Independent Public Accountants

      *27.1  Financial Data Schedule 1999


________________
 *  Filed  herewith

