Form 10-Q
period 2000-03-31
TELSCAPE INTERNATIONAL INC
filed 2000-05-12
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [X] Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

       [ ] Transition report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transitional period from to __________

                         Commission File Number 0-24622


                          TELSCAPE INTERNATIONAL, INC.
                          ----------------------------
        (Exact name of Small Business Issuer as specified in its charter)


                     TEXAS                      75-2433637
                 --------------                -------------
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)      identification number)



             2700 POST OAK BLVD., SUITE 1000, HOUSTON, TEXAS   77056
             -------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

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

                                 Yes [X] No [ ]


8,166,317 shares of Registrant's common stock ($.001 Par Value) were outstanding as of May 8, 2000.

                          Telscape International, Inc.
                                Table of Contents
                                    Form 10-Q
                                 March 31, 2000




                                                                         PAGE
                                                                         ----
PART I.     FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets - As of
              December 31, 1999 and March 31, 2000 (unaudited)           1

              Unaudited Condensed Consolidated Statements
              of Operations - For the Three Months Ended
              March 31, 1999 and 2000                                    2

              Unaudited Condensed Consolidated Statements
              of Cash Flows - For the Three Months Ended
              March 31, 1999 and 2000                                    3

              Notes to Unaudited Condensed Consolidated
              Financial Statements                                       5

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations             11

      Item 3. Quantitative and Qualitative Disclosures about
              Market Risk                                               20

PART II.    OTHER INFORMATION

      Item 3. Legal Proceedings                                         22

      Item 6. Exhibits and Reports on Form 8-K                          22

              (a)   Exhibits

              (b)   Reports on Form 8-K

      Signatures                                                        23

                  TELSCAPE INTERNATIONAL, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                              -------------------------------
                                                               DECEMBER 31,       MARCH 31,
                                                                  1999               2000
                                                              -------------     -------------
CURRENT ASSETS: ..........................................                        (unaudited)
  Cash and cash equivalents ..............................    $   5,419,000     $   2,848,000
  Accounts receivable, less allowance for doubtful
   accounts of $2,110,000 and $2,386,000 (unaudited),
   respectively ..........................................       12,283,000        13,340,000
  Inventories ............................................        5,838,000         2,948,000
  Prepaid expenses and other .............................        4,203,000         5,127,000
  Deferred income taxes ..................................        2,254,000         1,629,000
                                                              -------------     -------------
   Total current assets ..................................       29,997,000        25,892,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation ..       58,468,000        63,330,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated
 amortization ............................................       32,342,000        31,737,000
DEFERRED INCOME TAXES ....................................        2,587,000         4,288,000
OTHER ASSETS .............................................        3,746,000         4,318,000
                                                              -------------     -------------
              Total assets ...............................    $ 127,140,000     $ 129,565,000
                                                              =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .......................................    $  45,841,000     $  47,954,000
  Accrued expenses .......................................       15,494,000        16,283,000
  Current portion of notes payable and capital
   lease obligations .....................................       11,112,000        17,718,000
                                                              -------------     -------------
   Total current liabilities .............................       72,447,000        81,955,000
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS ..............       27,649,000        26,573,000
MINORITY INTERESTS .......................................             --               5,000
COMMITMENTS AND CONTINGENCIES ............................             --                --
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized; without defined preference rights ..             --                --
  Series A preferred stock, $.001 par value,
  1,000,000 shares authorized ............................             --                --
  Common stock, $.001 par value, 25,000,000 shares
  authorized; 7,975,837 and 8,083,662 issued, respectively            8,000             8,000
  Additional paid-in capital .............................       51,142,000        52,907,000
  Accumulated deficit ....................................      (23,356,000)      (31,155,000)
  Treasury stock .........................................         (480,000)         (480,000)
  Capital subscriptions receivable .......................         (270,000)         (248,000)
                                                              -------------     -------------
    Total stockholders' equity ...........................       27,044,000        21,032,000
                                                              -------------     -------------
    Total liabilities and stockholders' equity ...........    $ 127,140,000     $ 129,565,000
                                                              =============     =============

   The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                 -----------------------------

                                                     1999             2000
                                                 ------------     ------------
REVENUES ....................................    $ 26,564,000     $ 23,224,000
COST OF REVENUES ............................      23,778,000       19,868,000
                                                 ------------     ------------
GROSS PROFIT ................................       2,786,000        3,356,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        4,005,000        6,832,000
DEPRECIATION AND AMORTIZATION ...............       1,352,000        1,562,000
                                                 ------------     ------------
OPERATING LOSS FROM CONTINUING OPERATIONS ...      (2,571,000)      (5,038,000)

OTHER INCOME (EXPENSE):
  Interest income ...........................          71,000           56,000
  Interest expense ..........................        (807,000)        (881,000)
  Amortization of debt offering costs .......        (118,000)        (259,000)
  Foreign exchange gain (loss) ..............         (60,000)          72,000
  Other, net ................................        (214,000)          64,000
                                                 ------------     ------------
      Total other expense, net ..............      (1,128,000)        (948,000)
                                                 ------------     ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES AND MINORITY INTERESTS ................      (3,699,000)      (5,986,000)
INCOME TAX BENEFIT (EXPENSE) ................         928,000         (192,000)
                                                 ------------     ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
MINORITY INTERESTS ..........................      (2,771,000)      (6,178,000)
MINORITY INTERESTS IN SUBSIDIARIES ..........            --             (5,000)
                                                 ------------     ------------
LOSS FROM CONTINUING OPERATIONS .............      (2,771,000)      (6,183,000)
DISCONTINUED OPERATIONS:
LOSS FROM OPERATIONS OF DISCONTINUED PRODUCTS
DIVISION ....................................         (93,000)         (70,000)
LOSS ON DISPOSAL OF PRODUCTS DIVISION .......            --         (1,546,000)
                                                 ------------     ------------
NET LOSS ....................................    $ (2,864,000)    $ (7,799,000)
                                                 ============     ============

LOSS PER SHARE:
  Basic loss from continuing operations .....    $      (0.46)    $      (0.77)

  Basic loss ................................    $      (0.47)    $      (0.97)

  Diluted loss from continuing operations(1)     $        N/A     $        N/A
  Diluted loss (1) ..........................    $        N/A     $        N/A

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic .....................................       6,064,701        8,009,824
  Diluted(1) ................................             N/A              N/A

  (1) Inclusion of additional shares under a diluted analysis is inappropriate due to the anti-dilutive effect

   The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                        1999            2000
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................    $(2,864,000)    $(7,799,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Provision for doubtful accounts ..............         52,000         276,000
  Provision for inventory obsolescence .........           --             8,000
  Provision for plant shut down ................           --         1,546,000
  Depreciation and amortization ................      1,378,000       1,607,000
  Deferred income tax benefit ..................     (1,251,000)       (507,000)
  Interest accrued on non-interest bearing
   notes and amortization of debt offering costs         48,000         277,000
  Expenses for warrants issued to third parties            --            33,000
  Minority interest in subsidiaries' income
   (loss) ......................................           --             5,000
  Equity in income from unconsolidated
   subsidiary ..................................         34,000            --
  Changes in assets and liabilities:
    Accounts receivable ........................      2,781,000      (1,333,000)
    Inventories ................................       (746,000)      2,333,000
    Prepaid and other assets ...................     (1,801,000)     (1,032,000)
    Accounts payable ...........................       (734,000)     (1,375,000)
    Deferred revenue ...........................        842,000       1,452,000
    Accrued liabilities ........................        837,000      (2,189,000)
                                                    -----------     -----------
Net cash used in operating activities ..........     (1,424,000)     (6,698,000)
                                                    -----------     -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment ..........     (3,250,000)     (2,382,000)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations ........        (12,000)        (29,000)
  Payments on notes payable ....................       (494,000)       (159,000)
  Payments on line of credit ...................       (288,000)           --
  Proceeds from notes payable ..................           --         6,200,000
  Proceeds from sales of common stock ..........      1,939,000          22,000
  Proceeds from warrants and options exercised .           --           475,000
                                                    -----------     -----------
Net cash provided by financing activities ......      1,145,000       6,509,000
                                                    -----------     -----------

Net decrease in cash and cash equivalents ......     (3,529,000)     (2,571,000)
                                                    -----------     -----------
Cash and cash equivalents at beginning of period      9,631,000       5,419,000
                                                    -----------     -----------
Cash and cash equivalents at end of period .....    $ 6,102,000     $ 2,848,000
                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                              THREE MONTHS ENDED MARCH 31,
                                              ---------------------------
                                                  1999         2000
                                               ----------    ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid ...........................    $  227,000    $  210,000
  Income taxes paid .......................        48,000       165,000

NON-CASH TRANSACTIONS:

Network construction costs and equipment
purchases incurred and included as
accounts payable expected to be financed
through long-term loans or lease finance
arrangements ..............................     1,604,000     3,487,000

Issuance of common stock in connection with
conversion of notes payable ...............          --         500,000

Issuance of warrants in connection with
service agreements ........................          --         791,000


   The accompanying notes are an integral part of these financial statements.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - FINANCIAL STATEMENTS

   The accompanying unaudited condensed consolidated financial statements include the accounts of Telscape International, Inc. and its subsidiaries (collectively, the "Company"). The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 1999 and March 31, 2000 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PROPOSED MERGER

   In January 2000, the Company entered into a definitive merger agreement with Pointe Communications, Inc. ("Pointe") in an all-stock transaction in which each share of Pointe will be exchanged for 0.223514 shares of Telscape common stock. The merger is expected to close in the second quarter of 2000. While Telscape is issuing common stock in the transaction, upon consummation of the transaction, Pointe will own 60% of the post-merger entity. Since Pointe will control a majority of the stock outstanding in the new entity, it will be treated as the acquirer for accounting purposes. The following table presents the unaudited pro forma consolidated results of operations of the post-merger entity as though the merger took place on January 1, 1999:


                                                    YEAR ENDED    THREE MONTHS
                                                   DECEMBER 31,  ENDED MARCH 31,
                                                      1999           2000
                                                  -------------  --------------
Revenues .....................................    $ 157,000,000  $   37,000,000
                                                  =============  ==============

Net loss from continuing operations ..........    $(123,000,000) $  (18,000,000)
                                                  =============  ==============
Net loss per share from continuing operations,
  basic and diluted ..........................    $       (6.74) $        (0.92)
                                                  =============  ==============

   The pro forma financial information does not purport to represent what the consolidated results of operations would have been if the merger had in fact occurred on these dates, nor does it purport to indicate the future consolidated financial position or future consolidated results of operations of the post-merger entity. The pro forma adjustments are based on currently available information and certain assumptions that management of Pointe and Telscape believe to be reasonable.

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

   The Company's foreign currency risk is mitigated in Mexico due to the fact that many of the Company's customers are multinational firms that pay in U.S. dollars. In addition, most of the customers that do pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. Nevertheless, significant adverse effects from any devaluation in the Mexican peso could result in an adverse effect on the Company's operations. In addition, the Company anticipates an increasing number of peso denominated receivables from customers in Mexico as its network in Mexico becomes operational.

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

NOTE 2 - LOSS PER SHARE

   Loss per share is calculated as follows:

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                       ---------------------------
                                                           1999           2000
                                                       -----------     -----------
BASIC
  Loss from continuing operations .................    $(2,771,000)    $(6,183,000)
  Loss from discontinued operations ...............        (93,000)     (1,616,000)
                                                       ---------------------------
  Net loss as reported ............................    $(2,864,000     $(7,799,000)
                                                       ===========================

  Weighted average common shares outstanding ......      6,064,701       8,009,824

  Basic loss from continuing operations per share .    $     (0.46)    $     (0.77)
  Basic loss from discontinued operations per share          (0.01)          (0.20)
                                                       ---------------------------

  Basic loss per share ............................    $     (0.47)    $     (0.97)
                                                       ===========================

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                             1999           2000
                                                         -----------     -----------
DILUTED
  Loss from continuing operations ...................    $ (2,771,000)    $ (6,183,000)
  Loss from discontinued operations .................         (93,000)      (1,616,000)
                                                         -----------------------------
  Net loss as reported ..............................    $ (2,864,000)    $ (7,799,000)
                                                         =============================

  Weighted average common shares outstanding ........       6,064,701        8,009,824
  Weighted average diluted potential common shares
    outstanding .....................................       2,151,928        3,124,778
                                                         -----------------------------
  Weight average common and dilutive potential common
    shares outstanding ..............................       8,216,629       11,134,602

  Diluted loss from continuing operations per share .    $      (0.34)    $      (0.55)
  Diluted loss from discontinued operations per share           (0.01)           (0.15)
                                                         -----------------------------
  Diluted loss per share ............................    $      (0.35)    $      (0.70)
                                                         =============================

   Diluted EPS for the three months ended March 31, 1999 and 2000 was not disclosed on the Unaudited Condensed Consolidated Statement of Operations as the effect is anti-dilutive. Options and warrants totaling 589,000 and 43,000 were outstanding at March 31, 1999 and 2000, respectively, and were not included in the calculation of diluted EPS as their exercise prices were greater than the average market price of the Company's common stock during the period and inclusion of these securities in the calculation would result in an anti-dilutive effect.

NOTE 3 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

   The Company's notes payable and capital lease obligations consist of the following:

                                                                 ----------------------------
                                                                  DECEMBER 31,    MARCH 31,
                                                                     1999           2000
                                                                 -------------   ------------
Non-interest bearing promissory notes, imputed interest at 10%, unamortized discount of $73,000 and $55,000, respectively,
issued in connection with Integracion acquisition, maturing
at various dates through January 1, 2001                            $1,328,000       $846,000

Promissory note issued to repurchase common stock, payable
in six semi-annual installments through May 20, 2000, and
bearing interest at 6% , secured by common
shares repurchased                                                      50,000         50,000

Capital lease obligations payable in monthly installments
of $13,258 including principal and interest, maturing at
various dates through December 1, 2003, secured by
equipment and furniture                                                395,000        366,000

Promissory note, interest at 10.62%, payable in 36 equal
monthly installments of $52,234 including principal and
interest, maturing April 1, 2002, secured by equipment               1,250,000      1,125,000

Promissory note, interest at 10.93%, payable in 36 equal
monthly installments of $14,700 including principal and
interest, maturing June 1, 2002, secured by equipment                  373,000        339,000

Promissory note, maturing January 1, 2005, secured by
equipment                                                            5,581,000      5,581,000

Senior Notes maturing January 4, 2001                                  850,000        850,000

$2.0 Million Senior Notes, interest and payment terms
described below, maturing February 16, 2001                          2,000,000      2,000,000

                                                                 ----------------------------
                                                                  DECEMBER 31,    MARCH 31,
                                                                     1999           2000
                                                                 -------------   ------------
Promissory notes, maturing August 27, 2004                          23,934,000     23,934,000

Lennox promissory note, interest and payment terms
described below                                                      1,500,000      1,500,000

Pointe replacement note, bearing interest at 12%,
maturing June 30, 2000, secured as described below                   1,500,000      7,700,000
                                                                 -------------   ------------
Total notes payable and capital leases                              38,761,000     44,291,000

Current portion                                                     11,112,000     17,718,000
                                                                 -------------   ------------
Long-term portion                                                  $27,649,000    $26,573,000
                                                                 =============   ============

   The annual maturity of the debt indicated above for the five years following December 31, 1999 are $6,647,000 in 2000, $9,255,000 in 2001, $6,831,000 in
2002, $7,731,000 in 2003 and $8,297,000 in 2004.

   On June 18, 1999, the Company issued $2.0 million in a series of senior notes maturing June 19, 2000. These senior notes are subject to optional prepayment provisions allowing the Company to prepay a portion or all of the outstanding principal amount without premium or penalty. These senior notes bear interest at 8% from June through December 17, 1999. The interest rate increases by 1 percent for each month thereafter. The Company also initially issued to the holders of these senior notes a total of 62,501 warrants with an exercise price of $8.00 per share and a term of three years. On December 18, 1999, the holders became entitled to an additional 62,501 warrants. In the event that these senior notes are not paid by June 18, 2000, then the holders will be issued an additional 62,501 warrants in which case the maturity date is extended until December 18, 2000. The maturity of the senior notes can be extended unilaterally by the Company through February 16, 2001 with no additional consideration. In the event that the merger with Pointe Communications Corporation ("Pointe") is consummated, the holders have agreed to convert into the Class F Preferred described below. Should the merger not be consummated then the terms of the senior notes will revert to the original structure.

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

   The Lucent Credit Agreement provides for up to $40 million in financing under long-term repayment terms. In March 2000, Lucent extended its commitment, subject to certain conditions precedent including the merger with Pointe, by an additional $20 million. The Company borrowed $23.9 million under the Lucent Credit Agreement on August 27, 1999, of which $9.0 million was utilized to repay the $3.0 million Lucent Bridge Loan and $6.0 million of the Senior Notes and $14.9 million was utilized to pay for costs directly related to construction of the network in Mexico and related debt offering costs. The Company has incurred obligations in the construction of the network in Mexico totaling $27.6 million at March 31, 2000. The Company funded an additional $16.1 million under the Lucent facility on April 20, 2000, $14.6 million of which was applied to payables outstanding and $1.5 million of which was for interest and fees due under the facility. The Company intends to fund the balance of the network obligations and capitalize some of the initial interest payments due on amounts outstanding under this facility, with proceeds from the facility, upon consummation of the merger with Pointe.

   On October 22, 1999, the Company signed a loan agreement with Lennox Invest Ltd., a BVI Corporation, which provided for funding of up to $10.0 million. A total of $1.5 million has been funded on this facility, which bears interest at 10% per annum. Interest on each note is to be paid at maturation of the respective note, which occurs six months after the date of each note. Of the $1.5 million funded under the facility, $1.0 million matures on April 19, 2000, and $0.5 million matures on April 26, 2000. As part of this transaction, certain members of the board of directors agreed to pledge shares of Telscape stock as collateral. The Company agreed to indemnify these directors for the loss of their shares for any reason other than the non-payment of these loans, and to compensate these directors as discussed below. In December 1999, the Company informed Lennox that it would not be drawing any further funding under this facility due to a breach of contract on the part of Lennox. The notes associated with the $1.5 million have matured and the Company is technically in payment default. However, the Company is currently in a dispute with Lennox concerning the $1.5 million loan. In addition to the issues associated with the breach mentioned above, certain parties associated with Lennox have claimed entitlement to the repayment of the $1.5 million. On May 10, 2000, the Company informed Lennox that it was prepared to resolve the disputes provided that all parties agree to a resolution. Litigation may be required to resolve this matter. The default under this loan creates cross defaults under other outstanding indebtedness of the Company and the Company expects to obtain waivers until the resolution of the disputes but there can be no assurance that such waivers will be obtained.

   On November 24, 1999, the Company signed a letter of intent to merge with Pointe. In connection with the letter of intent, Pointe agreed to lend the Company $1.5 million that was evidenced by a short term promissory note ("Promissory Note"). As part of this transaction, certain members of the board of directors agreed to pledge shares of the Company's common stock as collateral. On December 31, 1999, the Company signed a definitive merger agreement with Pointe. In addition, Pointe agreed to lend the Company $10.0 million, which was evidenced by a convertible promissory note. In early January, Pointe funded $8.5 million into escrow. On January 10, 2000, the Company drew down $1.0 million from escrow and the Promissory Note was increased accordingly. On February 7, 2000, the Company executed a replacement convertible promissory note ("Replacement Note") for $10.0 million with an interest rate of 12% and a maturity of June 30, 2000. The Replacement Note extinguishes the $2.5 million of indebtedness under the Promissory Note. In the event that the merger with Pointe is consummated, the Replacement Note will be extinguished.

   Certain of the funding commitments that the Company has obtained, including the additional $20.0 million to which Lucent has committed and the Class F Convertible Preferred Stock, are contingent upon the Company's merger with Pointe. Should the Company not be able to consummate the merger with Pointe in a timely manner, the commitments mentioned above may expire. The Company cannot guarantee that such commitments could be replaced on similar terms, if at all.

   In January 2000, the holders of $500,000 in notes payable due January 1, 2000, converted these obligations into 47,617 shares of common stock at a price of $10.50 per share.

NOTE 4 - DISCONTINUED OPERATIONS

   In March 2000, the Company announced the decision to close the products division of its subsidiary, Interlink Communications, Inc. This division is a component of the Company's broadband services and products business line of the Advanced Services segment. The Company expects to close the products division during the second quarter of fiscal 2000. The Company recorded a loss on the discontinuance of this operation, for the period ended March 31, 2000, of $1.5 million, primarily relating to accruals for severance pay, closing expenses, and fixed asset write-offs. The results of operations of the products division for the three months ended March 31, 2000 have been classified as discontinued operations and the prior period (March 31, 1999) has been restated to also reflect the discontinued operations. Shown below is a summary of the remaining net assets of the products division discontinued operations as of March 31, 1999 and 2000, respectively:

                                       MARCH 31, 1999     MARCH 31, 2000
                                     -----------------  -----------------
              Current Assets ....      $ 1,206,000         $   818,000
              Net Fixed Assets ..          498,000             378,000
              Current Liabilities         (525,000)           (364,000)
                                       -----------         -----------
              Net Assets ........      $ 1,179,000         $   832,000
                                       ===========         ===========

NOTE 5 - SEGMENT INFORMATION

   The Company has two reportable segments: Voice Services and Advanced Services. Revenues in the Voice Services segment are generated on a retail and wholesale basis. Revenues in the Advanced Services segment are generated from network solutions services, customer relationship management and broadband services. The Company provides voice services to customers in the United States and in Mexico. Advanced services are provided to customers in the United States, Mexico and other parts of Latin America. The Company measures segment profit as earnings before interest, depreciation, amortization of intangibles, other income and taxes (EBITDA).

Revenues, operating information and identifiable assets by business segment are as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                       -------------------------------
                                                            1999              2000
                                                       -------------     -------------
Revenues from continuing operations Voice services:
         Retail ...................................    $  16,814,000     $   7,062,000
         Wholesale ................................        4,394,000         5,685,000
     Advanced services:
          Network solutions .......................        2,610,000         5,970,000
          Customer relationship management ........        1,300,000         2,505,000
          Broadband services ......................        1,446,000         2,002,000
                                                       -------------     -------------
Total revenues from continuing operations .........    $  26,564,000     $  23,224,000
                                                       -------------     -------------

Operating loss from continuing operations
 before interest, depreciation and
 amortization
     Voice services ...............................    $     (14,000)    $  (2,022,000)
     Advanced services ............................         (545,000)         (503,000)
     Corporate and other ..........................         (660,000)         (951,000)
     Depreciation and amortization ................        1,352,000         1,562,000
                                                       -------------     -------------
Consolidated Operating loss from continuing
operations as reported on the Statements of
Operations ........................................    $  (2,571,000)    $  (5,038,000)
                                                       -------------     -------------

Capital Expenditures
     Voice services ...............................    $   2,967,000     $   1,526,000
     Advanced services ............................          260,000           853,000
     Corporate and other ..........................           23,000             3,000
                                                       -------------     -------------
                Total capital expenditures ........    $   3,250,000     $   2,382,000
                                                       -------------     -------------
Identifiable Assets
     Voice services ...............................    $  25,917,000     $  67,938,000
     Advanced services ............................       32,482,000        32,743,000
     Corporate and other ..........................       21,287,000        28,884,000
                                                       -------------     -------------
               Total identifiable assets ..........    $  79,686,000     $ 129,565,000
                                                       -------------     -------------

      Information concerning principal geographic areas is as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     1999            2000
                                                  -----------    -----------
Revenues
     United States ...........................    $22,151,000    $12,554,000
     Mexico ..................................      3,910,000      9,590,000
     Latin America ...........................        503,000      1,080,000
                                                  -----------    -----------
Total revenues ...............................    $26,564,000    $23,224,000
                                                  -----------    -----------

Fixed assets,  net of accumulated depreciation
     United States ...........................    $ 9,545,000    $15,711,000
     Mexico ..................................      5,523,000     47,192,000
     Latin America ...........................      2,088,000        427,000
                                                  -----------    -----------
Total fixed assets ...........................    $17,156,000    $63,330,000
                                                  -----------    -----------

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

                                     OUTLOOK

   The quarter ended March 31, 2000 furthered our objectives of moving closer to the customer and enhancing our facilities. In our voice services, we have focused on expanding our retail lines of business, as the wholesale long distance business continues to experience increasing competitive pressure and contracting margins. As pricing pressures have affected the international long distance revenues, management has elected to dedicate our network assets to supporting the retail business due to our belief that the retail business has greater long-term value. We will continue to be opportunistic with respect to the wholesale voice services.

   During the first quarter 2000, we announced completion of the construction of our Mexican network, thus taking a significant step forward in enhancing our own facilities. Upon interconnection of our Mexican network, we will be operating one of the largest fiber optic networks in the country.

   Our margins in voice services have steadily declined over the past year. Our strategy to improve gross margins in voice services is to (i) increase our efforts in the retail market where we can provide product identification and differentiation, (ii) decrease our dependency on third party service providers, and (iii) increase the amount of traffic we process over our own network, under direct operating agreements we establish with other carriers and over our Mexican network.

   We intend to terminate a significant portion of both our retail and wholesale traffic on our Mexican network in the year 2000, which we expect will improve our overall gross margin levels. We also intend to offer advanced services to the small and medium size enterprises in Mexico, utilizing the Mexican network as a foundation. We expect that many of these services will have higher margins than our traditional voice services.

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

   In March 2000, we discontinued the products division of our Interlink subsidiary. The products division was discontinued due to (i) the high overhead costs associated with the division, (ii) the low level of margin contribution and (iii) its lack of fit with the core strategy of the Company. During the first quarter of 2000, we incurred negative margins of $70,000 on sales of $679,000 from the products division.

   We expect that gross profits as a percentage of revenues as well as actual gross profit will increase in 2000 primarily because of our ability to run an increasing percentage of the traffic we manage over our own facilities and a shift in the mix of our revenues towards the retail sector and advanced services.

   REVENUES. In the first quarter of 2000, our revenue mix changed with voice services representing 54.8% of revenues in 2000 versus 79.8% in 1999. We will continue to focus on voice services as a source of cash flow and network efficiency; however, we will increasingly devote our resources to focus on advanced and higher margin services.

   We provide advanced services through three main segments: network solutions, customer relationship management and broadband services. Our network solutions division has historically provided value-added and systems integration services to private and public sector customers in Mexico. Revenues are derived from providing value-added services and the sale of equipment. To serve the complex needs of our customers, the sales teams and technical personnel combines strong sales capabilities with specialized technical expertise in product-specific areas such as Private Branch Exchange ("PBX"), voice processing, Internet, video conferencing and asynchronous transfer mode and frame relay networks. This highly qualified sales force will be used to begin promoting voice services on our Mexican network thus permitting us, as a company, to provide solutions consisting of equipment as well as continuing telecommunications services.

   Until the recent expansion of our call center facilities, our capacity was largely utilized under our contract with the U.S. Embassy. Given the additional capacity, we intend to market and sell our bilingual capabilities to customers in the United States and Mexico through a direct sales effort.

    Our current broadband service offerings include voice, video and data transport services including fractional and full T-1 data broadcast, dedicated circuits and private line up-link and down-link services to Latin America and other parts of the world. We have also introduced Bandwidth-on-Demand, ISDN videoconferencing and Internet-through-satellite services and also serve as an Internet backbone provider to ISPs in remote areas where access to high speed fiber optics is limited, as is the case in most Latin American countries. We have also begun cross-selling our teleport services through our network solutions sales force in Mexico and our international long distance wholesale carrier sales force in the U.S.

   GROSS PROFIT. We experienced pressure on voice services gross profit percentage and contribution, but experienced an improvement in the gross margin percentage of our advanced services business. We have not been able to reduce our termination costs as quickly as prices have declined in the international long distance business and we have relied partially on certain lower margin outsourcing arrangements to support our prepaid calling cards. We expect that we will be able to increase revenues and lower costs in our voice services business as we move more traffic onto our own facilities and ultimately onto our Mexican network

   OPERATING EXPENSES. We have been in a period of significant investment in facilities and human resources, principally in connection with the construction of our Mexican network and to accommodate the growth of certain parts of our business. We incurred significant initial operating costs related to our Mexico network, all of which were expensed. We expect operating expenses to continue to increase as (i) our operations shift from being pre-operational to operational during 2000 and (ii) as we accommodate expected growth. The expected increase in operating expenses will be offset partially by the decline resulting from the discontinuation of the Interlink products division.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

   REVENUES decreased from $26.6 million in 1999 to $23.2 million in 2000. This decrease of $3.4 million, or 12.8%, was due principally to weaker sales of our prepaid cards in the US. The decline in prepaid card sales was offset by an increase in revenues from each of our other segments, with sales in wholesale voice services increasing 29.5% from $4.4 million to $5.7 million and advanced services growing 94.4% from $5.4 million to $10.5 million. Our prepaid sales are down year over year primarily because of competition in the market, the negative effect of which is still carrying over into 2000. Within our advanced services, we experienced strong growth in revenues. Our network solutions sales increased more than expected because of pent-up demand caused by Y2K concerns in Mexico. The growth in customer relationship management is primarily from increased volume from our US Embassy contract. Broadband services increased due largely to the growing demand in Latin America for bandwidth and associated services.

   COST OF REVENUES decreased from $23.8 million in 1999 to $19.9 million in 2000, or $3.9 million. The 16.4% decrease in cost of revenues was due principally to the decrease in retail voice services revenues offset by the increased costs associated with greater revenues in all of our other segments, particularly in network services. The cost of revenues as a percentage of revenues decreased from 89.5% to 85.8%, or 3.7%, due principally to the change in sales mix towards advanced services where the Company enjoys a relatively higher gross margin. This decrease was significantly offset by a compression of margins from voice services.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased from $4.0 million in 1999 to $6.8 million in 2000, or $2.8 million. The 70.0% increase in SG&A was due to the incremental SG&A related to the startup activities of our Mexican network, increases in expenses to support our new sales and marketing initiatives, and the growth in our call center operations.

   Overall SG&A as a percentage of revenues increased from 15.0% to 29.3%, or 14.3%, due to the factors stated above.

   DEPRECIATION AND AMORTIZATION increased from $1.4 million in 1999 to $1.6 million in 2000, or $0.2 million. This increase is a result of our continuing expansion of our communications network, which includes purchases of switches and other telecommunications equipment and facilities. We expect depreciation expense to significantly increase as we start operating our newly completed Mexican network.

   INTEREST INCOME (EXPENSE), NET increased from $(736,000) in 1999 to $(825,000) in 2000, or $(89,000). This increase was mainly due to an increase in our level of borrowings, including the Pointe Note and the Lucent Credit Agreement.

   OTHER INCOME (EXPENSE), NET decreased from $(392,000) in 1999 to $(123,000) in 2000, or $(269,000). This decrease was principally due to a decrease in one time printing, accounting and other charges of $214,000 recorded in 1999 versus one time income from a write-off of stale accounts payable of $49,000 and a gain on the sale of fixed assets of $12,000 in 2000. The Company benefited from a foreign exchange gain of $72,000 in 2000 versus a loss of $(60,000) in 1999. This was offset by increased amortization of debt offering costs primarily related to the Lucent facility of $141,000.

   INCOME TAX BENEFIT (EXPENSE) changed from an income tax benefit of $928,000 in 1999 to an income tax expense of $(192,000) in 2000. The Company's overall effective tax benefit for the three months ended March 31, 1999, was 25% which reflect the tax benefits recognized on the losses realized offset by permanent items, the most significant of which is the non deductible nature of goodwill amortization. In 2000, the Company recognized a valuation allowance equivalent to 100% of the tax benefit that it otherwise might have recognized for its US based operations.

   LOSS ON DISPOSAL. A loss on the disposal of our Interlink products division in California was recognized in the first quarter of 2000 for $1.5 million as a result of our decision to discontinue this line of business. The loss represents the estimated severance benefits to be paid to the affected employees, losses on disposal of inventory and equipment, and other expenses.

   NET INCOME (LOSS). The Company experienced a net loss of $(2.9) million in 1999 as compared to a net loss of $(7.8) million in 2000 due to a combination of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities was $1.4 million and $6.7 million for the three months ended March 31, 1999 and March 31, 2000, respectively. The decrease in net cash provided by operations in 2000 as compared to 1999 was due primarily to the increase in losses from operations for the respective quarters. In addition, the Company's working capital position was impacted by decreases in inventory and deferred revenues offset by an increase in accounts receivable and accrued liabilities.

   Net cash used in investing activities was $3.3 million and $2.4 million for the three months ended March 31, 1999 and March 31, 2000, respectively. For each of the three months ended March 31, 1999 and March 31, 2000, we expended approximately $3.3 and $2.4 million, respectively, on purchases of property and equipment as part of our network expansion strategy.

   Net cash provided by financing activities was $1.1 million and $6.5 million for the three months ended March 31, 1999 and March 31, 2000, respectively. During the three months ended March 31, 2000, the Company received approximately $6.2 million in loan proceeds from Pointe Communications and $475,000 in proceeds from the exercise of warrants and options during the quarter. The Company also made payments of $159,000 on its notes payable and $30,000 on capital lease obligations.

   As of March 31, 2000, the Company had cash and cash equivalents of $2.8 million and negative working capital of $56.1 million. Of this $56.1 million, $27.6 million represents accounts payable incurred in connection with the construction of the Mexican network and $2.5 million represents accounts payable incurred for switching equipment. On April 20, 2000, we drew down an additional $16.1 million under the Lucent facility. We plan to finance the remaining network construction accounts payable under the Lucent credit agreement subject to availability as discussed below and the switching equipment accounts payable under long term financing. Additionally, we have classified as current $5.6 million in notes payable due to non-compliance of certain financial covenants under a loan facility as discussed below. We also have classified as current $1.2 million under the Lucent credit facility. Also negatively affecting working capital are $7.7 million in obligations outstanding to Pointe and $2.0 million of senior notes due in less than one year. The Pointe note will be eliminated upon consummation of the merger with Pointe. In the event of the consummation of the merger with Pointe, the holders of the senior notes have agreed to convert into Series F preferred shares as discussed below. Lastly, the $1.5 million Lennox note described below is also included in short term debt.

   On January 11, 1999, we signed a financing arrangement with a finance company, which provides for funding of equipment purchases of up to $7.0 million through December 31, 1999. The financing is structured as long-term loans maturing January 1, 2005. The loans provide for payments of interest only through January 1, 2000. Thereafter, payments of principal and interest are due quarterly. Interest is calculated on available basis during the interest only period at 425 basis points above the 90 day commercial paper rate. Interest thereafter is calculated at 500 basis points above the five year Federal Reserve Treasury Constant Maturity Rate. We have drawn approximately $5.6 million under this facility through December 31, 1999, of which $2.5 million resulted in refinancing equipment, which was previously financed through an operating lease. We are not in compliance with certain financial covenants under this loan facility and have secured a waiver from the finance company of their rights under the agreement to enforce default provisions due to non compliance with these financial covenants for the fourth quarter of 1999. We are not able to draw down additional financing under this facility until such time as the finance company allows us to do so. The finance company has also issued us a forbearance letter informing us that they will not enforce acceleration of their facility until the earlier of March 31, 2000 or the date our merger with Pointe is completed. The finance company has agreed to extend the forbearance period through June 15, 2000. The amounts outstanding under this facility of $5.6 million have been classified as current in the financial statements as of March 31, 2000. We may have to request additional waivers from the finance company due to non compliance with financial covenants in future quarters or we may have to request an extension of the forbearance letter provisions should our merger with Pointe not be completed by June 15, 2000. We cannot guarantee that the finance company would provide us with additional waivers or that they would extend their forbearance letter in which case they could enforce the default provisions and accelerate the maturity date. Should that be the case, there is no guarantee that we would be able to obtain a replacement facility. A default under this agreement would trigger cross defaults under the Lucent credit facility.

   On August 27, 1999, Telscape International, Inc., the registrant, along with its subsidiaries, Telereunion S.A. de C.V. ( "Telereunion "), Telereunion International, S.A. de C.V., Telereunion, Inc., Telscape USA, Inc., MSN Communications, Inc., Interlink Communications, Inc., TSCP International, Inc., Vextro De Mexico S.A. de C.V., Servicios Corporativos Vextro, S.A. de C.V., Telscape de Mexico S.A. de C.V., N.S.I. S.A. de C.V., Lan and Wan, S.A. de C.V. and M.S. Noticias y Telecomunicaciones, S.A. de C.V. signed a credit agreement with Lucent Technologies, Inc. The Lucent credit agreement provides for up to $40 million in financing. In March 2000, Lucent signed a commitment letter to increase the size of the facility from $40 million to $60 million, subject to certain conditions including the merger with Pointe. We borrowed $23.9 million under the credit agreement on August 27, 1999, of which $9.0 million was utilized to repay the $3.0 million Lucent bridge loan and $6.0 million of senior notes and $14.9 million was utilized to pay for costs directly related to construction of the Mexican network and some related debt offering costs. We funded an additional $16.1 million under the Lucent facility on April 20, 2000, $14.6 million of which was applied to payables outstanding and $1.5 million of which was for interest and fees due under the facility.

   As of March 31, 2000, we have incurred total obligations to Lucent in the construction of our network totaling $27.6 million. We funded $14.6 million of these in April 2000 and expect to fund the balance of these obligations under the expanded facility with Lucent. However, we can provide no assurance that this facility will be expanded.

   As of March 31, 2000, we were in default of certain financial covenants under the Lucent credit agreement. In conjunction with the March 2000 commitment for an additional $20 million, Lucent waived these defaults and all other defaults through June 15, 2000 and has agreed to renegotiate the financial covenants that will be used to measure our performance under this facility. Although we are currently in negotiations to amend the Lucent facility to accommodate the increase to $60 million, we cannot guarantee that we will be able to secure additional waivers from Lucent, should they be necessary, or that we can negotiate financial covenants that will be more favorable than the ones contained in the initial credit agreement.

   As of March 31, 2000 and the date of this report, we have an outstanding receivable of $1.4 million from a customer of our network solutions business. This receivable has been outstanding since December 31, 1998. We have been forced to utilize legal resources to enforce collection of this amount and recorded an allowance for doubtful accounts of $700,000 against the amount outstanding during the fourth quarter of 1999. In the event that we determine that this amount or a portion of the amount is uncollectible in the future, we may be forced to incur a charge in excess of the reserve already established for the account.

   The Company's debt at March 31, 2000, totaled $44.3 million resulting in a debt to equity ratio of 211% as compared to $38.8 million and 143%, respectively, as of December 31, 1999. We expect our debt levels to increase in the near term as we plan to finance the network construction accounts payable under the Lucent credit agreement subject to availability as discussed below and other equipment accounts payable under long term financing. In the event that the merger with Pointe occurs and the Series F Preferred funds, we expect our debt to equity ratio to decrease.

   On October 22, 1999, we signed a loan agreement with Lennox Invest Ltd., a BVI Corporation, which provided for funding of up to $10.0 million. A total of $1.5 million has been funded on this facility, which bears interest at 10% per annum. Interest on each note is to be paid at maturation of the respective note, which occurs six months after the date of each note. Of the $1.5 million funded under the facility, $1.0 million matures on April 19, 2000, and $0.5 million matures on April 26, 2000. As part of this transaction, certain members of the board of directors agreed to pledge shares of Telscape stock as collateral. We have agreed to indemnify these directors for the loss of their shares for any reason other than the non-payment of these loans, and to compensate these directors as discussed below. In December 1999, we informed Lennox that we would not be drawing any further funding under this facility due to a breach of contract on the part of Lennox. The notes associated with the $1.5 million have matured and we are technically in payment default. However, we are currently in a dispute with Lennox concerning the $1.5 million loan. In addition to the issues associated with the breach mentioned above, certain parties associated with Lennox have claimed entitlement to the repayment of the $1.5 million. On May 10, 2000, we informed Lennox that we were prepared to resolve the disputes provided that all parties agree to a resolution. The default under this loan creates cross defaults under other outstanding indebtedness of ours and we expect to obtain waivers until the resolution of the disputes but there can be no assurance that such waivers will be obtained.

   On November 18, 1999, we entered into an agreement to sell approximately $5 million worth of excess fiber optic capacity on our Mexican network to another Mexican carrier. Under the terms of the agreement, the carrier has provided a non-refundable deposit of $500,000. The Mexican carrier was to have provided 40% of the purchase price on or before March 31, 2000 and the balance of the purchase price by June 8, 2000. In the event that the Mexican carrier does not meet these payment dates then it is subject to certain penalty provisions. In the event that the carrier does not pay the balance by August 8, 2000, the carrier forfeits the deposit. As of the date of this filing, we have not received the payment due on or before March 31, 2000.

   On November 24, 1999, we signed a letter of intent to merge with Pointe Communications. In connection with the letter of intent, Pointe agreed to lend us $1.5 million that was evidenced by a short term promissory note ("Promissory Note"). As part of this transaction, certain members of the board of directors agreed to pledge shares of Telscape stock as collateral. We have agreed to indemnify these directors for the loss of their shares for any reason other than the non-payment of these loans, and to compensate these directors as discussed below. On December 31, 1999, we signed a definitive merger agreement with Pointe. In addition, Pointe agreed to lend us $10 million, which was evidenced by a convertible promissory note. In early January, Pointe funded $8.5 million into escrow. On January 10, 2000, we drew down $1 million from escrow and the Promissory Note was increased accordingly. On February 7, 2000, we executed a replacement convertible promissory note ("Replacement Note") for $10,000,000 with an interest rate of 12% and a maturity of June 30, 2000. The Replacement Note extinguishes the $2.5 million of indebtedness under the Promissory Note. As of March 31, 2000, we have drawn down $6.2 million from escrow, creating a $7.7 million obligation to Pointe under the Replacement Note. Certain circumstances relating to the merger agreement may affect our obligations and rights under the Replacement Note. In the event the merger with Pointe Communications is consummated, the Replacement Note will be extinguished.

   The terms of the original merger agreement with Pointe called for Telscape to issue its common stock to Pointe shareholders at an exchange ratio of 0.215054 of a share of Telscape common stock for every share of Pointe common stock. Also, for each share of Pointe convertible preferred stock outstanding, Telscape will issue one share of Telscape convertible preferred stock (with rights and preferences substantially the same as the Pointe convertible preferred stock). On March 30, 2000, we and Pointe agreed to an adjustment of the exchange ratio of approximately 4%. The adjusted ratio of shares is the result of a Pointe subsidiary, TeleCommute Solutions ("TCS"), which recently received $19 million in new financing led by MCI WorldCom Venture Fund and others, remaining in the combined companies. The merger agreement had previously provided that TCS was to be spun off to Pointe shareholders prior to the consummation of the merger. Consequently, each share of Pointe stock will be exchanged for 0.223514 shares of our common stock.

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

   Upon the signing of the letter of intent, we and Pointe began a joint effort to raise capital for the combined companies. In March, 2000, we completed a $31,575,000 private placement consisting of 315,750 shares of Class F Convertible Senior Preferred Stock, par value $.001 per share (the "Class F Preferred Stock"), together with five year warrants to purchase 1,925,306 shares of common stock. The Class F Preferred Stock is convertible into 3,850,610 shares of our common stock at a conversion price equal to $8.20 per share, and the exercise price of the warrants is $10.00 per share. The Class F Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Class F Preferred Stock at our discretion. Pricing for this transaction was established based on a trailing thirty day average of the closing price of our common stock as of December 7, 1999. The proceeds of the Class F Preferred have been placed into escrow. Prior to the closing of the merger and with the consent of Pointe, we may fund $4.6 million out of escrow and issue the corresponding Class F Preferred and warrants. In the event that the merger is not consummated, the holders of the Class F Preferred have the ability to force redemption of their preferred shares. The balance of the proceeds from the Class F Preferred which are held in escrow are subject to the consummation of the merger with Pointe.

   We may require the conversion of all of the outstanding Class F Preferred Stock (i) in conjunction with a qualified offering or (ii) at any time after the first year anniversary of the first issue date if: (1) our common stock shall have been listed for trading on the New York Stock Exchange, the Nasdaq National Market System or the American Stock Exchange (each, an "Exchange"); (2) our common stock shall have traded on such Exchange for a period of at least 20 consecutive trading days at a price per share of at least $15.00 (subject to appropriate adjustment for recapitalization events); and (3) the cumulative average daily trading volume of our common stock during such 20 consecutive trading day period shall be at least $3.0 million; provided, that, the shares of common stock issuable upon such conversion shall have been registered and listed on each securities exchange, over-the-counter market or on the Nasdaq National Market on which similar securities issued by us are then listed. For purposes of this paragraph, qualified offering shall mean the sale by us of common stock or other equity interests in a public offering at a purchase price per share in excess of $15.00 per share (subject to appropriate adjustment for recapitalization events) yielding gross proceeds of not less than $30.0 million.

   Telscape will be required to file a registration statement with the SEC within 150 days of closing the sale of the Class F Preferred Stock to register the shares of common stock issued or issuable upon conversion of all the Class F Preferred Stock (including shares issued as dividends) and the exercise of the related warrants.

   During the first quarter of 2000, we incurred losses and had negative cash flow from operations. We do not expect that cash flow from operations will be sufficient to meet anticipated capital expenditures and debt repayments requirements when they are due without additional financing. We intend to finance our growth, principal and interest obligations under existing debt obligations and additional capital investments required for our planned facilities expansion through vendor financing and the sale of debt or equity securities (or a combination of both). There can be no assurance that we will be able to obtain additional financing on commercially reasonable terms, if at all, to fund losses generated from operations, to fund capital expenditures, to fund debt service obligations as they become due or to fund strategic investment alternatives.

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

                                  UNCERTAINTIES

   We continue to face many risks and uncertainties, including general and specific market economic risks. Exploitation of opportunities presented by the Mexican market is expected to require substantial capital. To the extent our Mexican subsidiaries do not have a positive net cash flow from operations in 2000, it can be expected that we would have to fund any shortfalls from our working capital or other external financing sources. In addition, any capital expenditures needed to expand operations of the Mexican subsidiaries would likely be funded out of the working capital of the parent corporation or through additional financings to the extent we can secure these. Any such fundings would reduce the funds available to finance and expand our strategy to compete in the voice and advanced services businesses. Also, any economic crises in Mexico could result in the need to fund any cash flow shortfalls of our Mexican subsidiaries.

   As of March 31, 2000, the Company had cash and cash equivalents of $2.8 million and negative working capital of $56.1 million. Of this $56.1 million, $27.6 million represents accounts payable incurred in connection with the construction of the Mexican Network, $5.6 million represents long term debt reclassified as short term due to a covenant default and $2.5 million represents other network expenditures classified as short term obligations. The Company plans to finance the $27.6 million ($13.0 million remaining after the April 2000 funding) under the Lucent credit agreement subject to availability as discussed above. Also affecting working capital are $7.7 million in obligations outstanding to Pointe and $2.0 million in senior notes, which are both due in less than one year. The Pointe note will be eliminated upon consummation of the merger with Pointe. In the event that the merger with Pointe is consummated, the holders of the senior notes have agreed to convert into the Series F preferred shares. Lastly, the $1.5 million Lennox note is also included in short term debt.

   All of our significant debt obligations, commitments for additional capital, and covenant renegotiations are contingent on the merger with Pointe. While we expect to consummate the merger in June 2000, we cannot guarantee the timely completion of the merger or the certainty of the merger. A delay in our merger with Pointe would delay much of the funding that we anticipate receiving in the near term and further delay the implementation of many of our strategies and thus decrease our ability to carry out our business plan. Delays in carrying out our business plan would raise the demands on our present capital base, which we cannot guarantee that we would be able to meet. A delay in the Pointe merger could affect our ability to, among other things, retain our personnel, enter into contracts with suppliers and/or vendors, maintain our status with important regulators, and obtain additional capital. Any delay in the approval of the Pointe merger could have a significantly adverse effect on us.

   As in any recently deregulated market, drastic changes and adjustments of regulations or changes in government policies may occur from time to time that will directly affect us. Our competitive position in the voice and advanced services markets depends heavily on the license granted by the Mexican government. Should this permit be revoked for whatever reason, we would be severely impaired or unable to provide many of its telecommunications services. In addition, we rely on other carriers to complete the transmission of certain telecommunications services. To the extent that any of these carriers was to no longer do business with us, we would either have to find an alternate source or not be able to provide those services.

   The international long distance market, although large and rapidly growing, is also very competitive. We compete in this market with companies that have greater experience and substantially greater resources, both financial and otherwise. In recent months, competition in the industry has seen dramatic trends which have resulted in decreased prices which have impacted our revenues, margins and cash flow. In addition, we face certain additional risks in competing in this market, including changes in U.S. and foreign government regulations and telecommunications standards, dependence on strategic partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. In addition, we could be adversely affected by a reversal in the trend toward deregulation of telecommunication markets. We will be increasingly exposed to these risks as we expand our presence in this market. Our growth in this business is dependent on our ability to expand our capacity through investments in additional facilities or entering into termination arrangements with other carriers. There can be no assurance that we will be successful in raising the capital required to fund the additional facilities or to enter into such arrangements with other carriers, in which case our operations, the future growth in this business and our ability to compete effectively against competitors with significantly more resources could be materially adversely affected.

   The Company is also pursuing a strategy of growth through selective acquisitions. However, there can be no assurance that any acquisition will be completed (including the Pointe merger), that attractive candidates will be identified in the future, that we will be successful in raising the capital to fund such acquisitions, or that, if completed, any acquisition will be beneficial to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is subject to financial market risks, including interest rate risk and foreign currency exchange risk. During the first quarter of 2000, there were no material changes in financial market risks except for the changes in the Mexican peso exchange rate to the U.S. dollar as described below.

                         FOREIGN CURRENCY EXCHANGE RISK

   The Company conducts a significant amount of its operations in countries outside the United States. Its foreign currency exchange risk includes the following:

   In the past years, the Mexican economy has had periods of exchange rate instability and peso devaluation. Two of three of the Company's advanced services business is conducted in Mexico. Historically, a majority of its revenues in advanced services business are contracted in dollars or in pesos indexed to the dollar at the time of settlement. The products and services sold in the network solutions business lines are generally imported from the U.S. or other countries and are payable in dollars. The remaining operating costs in this segment are generally paid in pesos. The Company's major outsourcing contracts with the U.S. Embassy and the Ministry of Foreign Affairs generate revenues which are collected in pesos and costs which are paid in pesos. In the broadband services, the Company generally collects its revenues in U.S. dollars and pays for its costs to provide these services in U.S. dollars.

   In the voice services segment, the Company has historically sold its services to customers in the U.S. and thus revenues are collected in U.S. dollars. The Company's costs of providing these services are paid to vendors both in the U.S. and in Mexico or other Latin American countries. A significant portion of the Company's costs to provide these services are structured under operating agreements with carriers in Mexico which provide for settlement in U.S. dollars. As the Company's prepaid card sales and other telecommunications services expand within the country of Mexico, an increasing portion of its revenues and costs will be denominated in pesos.

   Over the last several years, the peso has experienced devaluations in the exchange rates to the U.S. dollar with 1999 being the first year in recent history in which the peso appreciated year over year. In the first quarter of 2000, the peso exchange rate remained flat. Due to limited credit availability, the Company has not historically hedged its peso costs. In the future as the Company's operations in Mexico increase, its peso denominated transactions may increase causing it to enter into hedging activities as credit availability allows.

                               INTEREST RATE RISK

   As of March 31, 2000, we had a mix of variable and fixed interest bearing notes. All of our debt obligations are denominated in U.S. dollars and, represent interest rate risk. All of our debt obligations are segregated in fixed and variable rate instruments as shown on the table below. The table shows the amounts of principal payments due on our various debt instruments and the weighted average rate for the principal payments then due using the rates in effect at December 31, 1999. Our Lucent facility has an interest rate calculated as a base rate plus a margin. The base rate is established at the time of funding and the margins are pre-determined fixed margins as contained in the Lucent credit agreement. As the rate for Lucent notes is known and determinable at the time of funding, all Lucent notes are categorized as fixed in the table below. The table below does not contain the payments from the $16.1 million funding under the Lucent facility on April 20, 2000.

   The table set forth below summarizes the fair values and payment terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1999.

                                                                                                                         FAIR VALUE
       DEBT                        2000           2001           2002           2003           2004          TOTAL       AT 12/31/99
       ----                     ----------     ----------     ----------     ----------     ----------     ----------    -----------
Non-Interest Bearing or
  Fixed Rate ...............    $4,870,000      4,553,000      5,489,000      6,615,000      7,180,000     28,707,000     28,707,000

Wtd. Avg Interest Rate .....         10.30%         11.22%         11.93%         12.28%         12.80%         11.84%          --

Variable ...................    $1,777,000      4,702,000      1,342,000      1,116,000      1,117,000     10,054,000     10,054,000

Wtd. Avg Interest Rate .....         10.54%         12.56%         10.52%         10.50%         10.50%         11.48%          --
                                ----------     ----------     ----------     ----------     ----------     ----------    -----------
Total ......................    $6,647,000      9,255,000      6,831,000      7,731,000      8,297,000     38,761,000     38,761,000
                                ==========     ==========     ==========     ==========     ==========     ==========    ===========

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

PART II.    OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

 NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits.  See Index to Exhibits on page 24.

       (b)   Reports on Form 8-K: NONE

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Telscape International, Inc.
                                          (Registrant)


Date: May 12, 2000                By: /s/ E. SCOTT CRIST
                                          -----------------
                                          E. Scott Crist
                                          CEO and Principal Executive Officer



Date: May 12, 2000                By: /s/ TODD M. BINET
                                          ----------------
                                          Todd M. Binet
                                          President, CFO and Principal
                                          Financial Officer



Date: May 12, 2000                By: /s/ PAUL FREUDENTHALER
                                          ---------------------
                                          Paul Freudenthaler
                                          CAO and Principal Accounting Officer

                                INDEX OF EXHIBITS

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
  1.1       -     Form of Underwriting Agreement between the Company, BT
                  Alex. Brown Incorporated and Lehman Brother Inc. (Incorporated herein by reference to Exhibit 1.1 to the Company's
                  Registration Statement No. 333-60271)

  2.1       -     Amended and Restated Agreement and Plan of Merger dated as of December 31, 1999 by and among Telscape International,
                  Inc., Pointe Communications Corporation and Pointe
                  Acquisition, Corp. (Incorporated herein by reference to Exhibit 2.1 to the Company's Report on Form 10-K for the year ended December 31, 1999)

  3.1       -     Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)

  3.2       -     Bylaws of the Registrant, as amended (filed as Exhibit
                  3.2 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  3.3       -     Articles of Incorporation of Polish Microwave, Inc.
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

 10.8       -     Employment Agreement for E. Scott Crist (filed as Exhibit
                  10.1 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference)

 10.9       -     Employment agreement for Todd Binet (filed as Exhibit 10.29 to the Company's Report on Form 10-KSB for the year ended
                  December 31, 1996 and incorporated herein by reference)

 10.10      -     Form of Promissory Note dated July 1, 1997, between
                  Telereunion and Jose Luis Apan Wong, Raul de la Parra Zavala and Alejandro Apan Wong (filed as Exhibit 10.4 to the
                  Company's Current Report on Form 8-K dated August 5, 1997 and incorporated herein by reference)

 10.11      -     Form of Common Stock Warrant dated July 1, 1997, between the
                  Company and Jose Luis Apan Wong, Raul de la Parra Zavala and
                  Alejandro Apan Wong (filed as Exhibit 10.4 to the Company's
                  Current Report on Form 8-K dated August 5, 1997 and incorporated herein by reference)

 10.12      -     Stock Purchase Agreement dated July 1, 1997, by and among
                  the Company, Telscape USA, Inc., Telereunion and Jose Luis
                  Apan Wong, Raul de la Parra Zavala and Alejandro Apan Wong
                  (filed as Exhibit 10.4 to the Company's Current Report on Form
                  8-K dated August 5, 1997 and incorporated herein by reference)

 10.13      -     Stock Purchase Agreement dated October 1, 1997, by and among
                  Telscape USA, Inc., Telereunion, Inc. and Jose Martin Pena
                  Nunez, Carlos Joaquin De Lara Y Campos, Jorge Pena Nunez,
                  Martha Teresita Martin Del Campo Gutierrez (filed as Exhibit
                  10.1 to the Company's Current Report on Form 8-K dated October
                  15, 1997 and incorporated herein by reference)

 10.14      -     Stock Purchase Agreement dated January 22, 1998, by and
                  among the Company; MSN Communications, Inc.; Stuart Newman and
                  Michael Newman, together with Form of Promissory Note dated
                  January 23, 1998 in the principal amount of $375,000 payable to Stuart Newman attached as Exhibit B-1 and Form of Promissory Note dated January 23, 1998 in the principal amount of $375,000 payable to Michael Newman attached as Exhibit B-2
                  (filed as Exhibit 10.1 to the Company's Current Report on Form
                  8-K dated February 6, 1998 and incorporated herein by reference)

 10.15      -     Stock Purchase Agreement dated May 18, 1998, by and among
                  Telscape International, Inc., California Microwave, Inc. and
                  California Microwave Services Divisions, Inc. together with a
                  Form of Supply Agreement between California Microwave, Inc.
                  and California Microwave Services Division, Inc. as Exhibit B
                  (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 9, 1998)

 10.16      -     Securities Purchase Agreement between Deere Park Capital
                  Management, LLC and Telscape International, Inc. dated as of
                  May 1, 1998; Registration Rights Agreement dated as of May 1,
                  1998 between Telscape International, Inc. and Deere Park
                  Capital Management, LLC; Form of Convertible Debenture for
                  $3,000,000 dated May 1, 1998; Form of Stock Purchase Warrant to Purchase 8,952 shares of Common Stock of Telscape
                  International, Inc. dated May 12, 1998 (all filed as Exhibit
                  4.4 to the Company's Report on Form 10Q for the quarter ended
                  March 31, 1998 and incorporated herein by reference)

 10.17      -     Form of Convertible Debenture in the principal amount of
                  $1,000,000 between Deere Park Capital Management, LLC and
                  Telscape International, Inc. dated as of May 28, 1998 and a form of Stock Purchase Warrant to Purchase 2,427 shares of Common Stock of Telscape International, Inc. dated May 28,
                  1998 (Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 9, 1998)

 10.18      -     Securities Purchase Agreement dated May 29, 1998 by and
                  between Telscape International, Inc. and Gordon Brothers
                  Capital, LLC; together with a Form of Convertible Debenture in the principal amount of $5,000,000 payable to Gordon Brothers
                  Capital, LLC attached as Exhibit A; a Form of Stock Purchase
                  Warrant for Gordon Brothers, LLC for 12,136 shares of Common
                  Stock of Telscape International, Inc. attached as Exhibit B;
                  and a Registration Rights Agreement by and between Gordon
                  Brothers Capital, LLC and Telscape International, Inc.
                  attached as Exhibit C (Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated
                  June 9, 1998)

 10.19      -     Equity Purchase Agreement by and between INTERLINK
                  Communications Holding Co., Inc. and each of Telscape
                  International, Inc., E. Russell Hardy, Stephen Strohman, Monty
                  J. Moore, and Salvador Giblas dated as of May 19, 1998
                  (Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 9, 1998)

 10.20      -     Form of Employment Agreement by and between California
                  Microwave Services Division, Inc. and E. Russell Hardy dated as of May 18, 1998 (Incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated
                  June 9, 1998)

 10.21      -     Form of Employment Agreement by and between California
                  Microwave Services Division, Inc. and Stephen Strohman dated as of May 18, 1998 (Incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated
                  June 9, 1998)

 10.22      -     Form of Employment Agreement by and between California
                  Microwave Services Division, Inc. and Monty J. Moore dated as of May 18, 1998 (Incorporated herein by reference to Exhibit
                  10.8 to the Company's Current Report on Form 8-K dated June 9,
                  1998)

 10.23      -     Form of Consulting Agreement by and between California
                  Microwave Services Division, Inc. and Salvador Giblas dated as of May 18, 1998 (Incorporated herein by reference to Exhibit
                  10.9 to the Company's Current Report on Form 8-K dated June 9,
                  1998)

 10.24      -     Loan Agreement between Telscape USA, Inc. and MSN
                  Communications, Inc. and Southwest Bank of Texas dated May 19,
                  1998 (Incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement No. 333-60271)

 10.25      -     Outside Directors Stock Option Plan of the Polish Telephones
                  and Microwave Corporation (Incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement No.
                  333-60271)

 10.26      -     Form of Financing Agreement by and between the Company and
                  Newbridge Financial Services Networks dated as of December 7,
                  1998 (Incorporated herein by reference to Exhibit 10.26 to the
                  Company's Report on Form 10-K for the year ended December 31,
                  1998)

 10.27      -     Form of Financing Agreement by and between the Company and
                  NTFC Capital Corporation dated as of January 11, 1999
                  (Incorporated herein by reference to Exhibit 10.27 to the
                  Company's Report on Form 10-K for the year ended December 31,
                  1998)

 10.28      -     Form of Securities Purchase Agreement by and between the
                  Company and Kendu Partners and MDNH Partners, L.P. dated as of
                  December 18, 1998, and Exhibit B to this agreement
                  representing the Form of Registration Rights Agreement
                  (Incorporated herein by reference to Exhibit 10.28 to the
                  Company's Report on Form 10-K for the year ended December 31,
                  1998)

 10.29      -     Form of Securities Purchase Agreement by and between
                  Telscape International, Inc., INTERLINK Communications, Inc.
                  and Cahill, Warnock, Strategic Partners Fund, L.P. dated as of
                  May 5, 1999, Exhibit A representing the form of the Increasing
                  Rate Secured Promissory Note, Exhibit B representing the form of Warrant, and Exhibit C representing the Security Agreement.
                  (Incorporated herein
                  by reference to Exhibit 10.29 to the Company's Report on Form
                  10-Q for the quarter ended March 31, 1999)

 10.30      -     Form of Securities Purchase Agreement by and between
                  Telscape International, Inc., INTERLINK Communications, Inc.
                  and Cahill, Warnock, Strategic Partners Fund, L.P. dated as of
                  June 18, 1999, Exhibit A representing the form of the Increasing Rate Secured Promissory Note, Exhibit B representing the form of Warrant, and Exhibit C representing the Security Agreement and Amendment No. 1 to Securities
                  Purchase Agreement. (Incorporated herein by reference to Exhibit 10.30 to the Company's Report on form 10-Q for the quarter ended June 30, 1999)

 10.31      -     Securities Purchase Agreement dated July 19, 1999 by and
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

 10.32      -     Credit Agreement dated August 27, 1999 by and between
                  Telscape International, Inc., Telereunion S.A. de C.V.,
                  Telereunion International, S.A. de C.V., Telereunion, Inc.,
                  Telscape USA, Inc., MSN Communications, Inc., Interlink
                  Communications, Inc., TSCP International, Inc., Vextro de
                  Mexico S.A. de C.V., Servicios Corporativos, Telscape de
                  Mexico S.A. de C.V., N.S.I. S.A de C.V., Lan and Wan S.A. de
                  C.V., MS Noticias y Telecomunicaciones, S.A. de C.V., and
                  Lucent Technologies Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated
                  September 20, 1999)

 10.33      -     Loan Agreement dated October 22, 1999 by and between
                  Telscape International, Inc. and Lennox Invest Ltd. Promissory
                  Note dated October 22, 1999 in the principal amount of $1,060,000 payable to Lennox Invest, Ltd., Stock Pledge
                  Agreement dated October 22, 1999, and Warrant Certificate issued to Lennox Invest, Ltd. To purchase 35,714 shares of Common Stock of Telscape International, Inc. dated October 22,
                  1999. (Incorporated herein by reference to Exhibit 10.33 to the Company's Report on form 10-Q for the quarter ended
                  September 30, 1999)

 10.34      -     Swap Agreement ("Contrato de Compra-Venta de Fibras") dated
                  December 8, 1999 by and between Iusatel S.A. de C.V and
                  Telereunion, S.A. de C.V. (Incorporated herein by reference to Exhibit 10.34 to the Company's Report on Form 10-K for the year ended December 31, 1999)

 10.35      -     Commitment Agreement dated August 16, 1999, by and between
                  Telscape International, Inc. and Comercializadora Lufravic,
                  S.A. de C.V. (Incorporated herein by reference to Exhibit
                  10.35 to the Company's Report on Form 10-K for the year ended
                  December 31, 1999)

 10.36      -     Fiber Optic Telecommunications Services Exchange Agreement
                  dated May 14, 1999 by and between Avantel, S.A. de C.V. and Telereunion S.A de C.V. (Incorporated herein by reference to Exhibit 10.36 to the Company's Report on Form 10-K for the year ended December 31, 1999)

*27.1       -     Financial Data Schedule 2000
----------------
* Filed herewith