Form 10-Q
period 2000-06-30
TELSCAPE INTERNATIONAL INC
filed 2000-08-14
CIK 925928

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

(Mark  One)

[ X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  quarterly  period  ended  June  30,  2000

[   ]     Transition  report  under  Section  13  or  15(d) of the Exchange Act
For  the  transition  period  from  ___________  to  _____________

                         Commission file number 0-24622

                          TELSCAPE INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  TEXAS                                  75-2433637
     (State or Other Jurisdiction of                    (IRS Employer
     Incorporation or Organization)                     Identification No.)


                      1325 NORTHMEADOW PARKWAY, SUITE 110,
                             ROSWELL, GEORGIA 30076
                    (Address of Principal Executive Offices)

                                 (770) 432-6800
                (Issuer's Telephone Number, Including Area Code)
            ________________________________________________________

         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
     ---          ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2000: 20,400,765

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 30, 2000
                              AND DECEMBER 31, 1999

                                                            December 31,     June 30,
                                                                1999           2000
                                                           --------------  -------------
                                                                            (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                  $  21,219,684   $ 23,930,328
Restricted cash                                                  542,913        184,000
Accounts receivable, net                                       3,639,378     16,306,030
Notes receivable, net                                          2,270,750        828,632
Inventory, net                                                 1,742,543      4,636,570
Prepaid expenses and other                                       629,787      4,405,277
                                                           --------------  -------------

  Total current assets                                        30,045,055     50,290,837
                                                           --------------  -------------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery                                       23,090,486     45,463,335
Earth station facility                                         1,471,822     10,839,580
Software                                                       2,176,944      7,132,656
Furniture and fixtures                                         1,257,666      3,399,928
Other                                                          1,695,861      9,569,853
Construction in progress                                       1,452,303     41,843,242
                                                           --------------  -------------
                                                              31,145,082    118,248,594
Accumulated depreciation and amortization                     (6,827,740)   (17,486,379)
                                                           --------------  -------------
  Property and equipment, net                                 24,317,342    100,762,215
                                                           --------------  -------------


OTHER ASSETS:

Goodwill, net                                                 17,237,653    119,730,786
Acquired customer bases, net                                     890,271     17,311,824
Licences and other intangibles, net                            1,723,225     52,413,930
Other                                                          2,676,217      6,034,589
                                                           --------------  -------------

      Total other assets                                      22,527,366    195,491,129
                                                           --------------  -------------

      TOTAL ASSETS                                         $  76,889,763   $346,544,181
                                                           ==============  =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.

                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 30, 2000
                              AND DECEMBER 31, 1999

                                                             December 31,     June 30,
                                                                1999           2000
                                                           --------------  --------------
                                                                            (Unaudited)
CURRENT LIABILITIES:
Current portion of notes payable                               2,795,256   $  10,920,671
Current portion of lease obligations                           3,242,776       3,023,546
Accounts payable                                               6,233,914      44,501,369
Accrued liabilities                                            6,132,570      17,372,405
Unearned revenue                                               1,514,328       6,470,272
                                                           --------------  --------------
  Total current liabilities                                   19,918,844      82,288,263
                                                           --------------  --------------

LONG-TERM LIABILITIES:
Capital and financing lease obligations                       10,367,260       7,523,571
Convertible debentures                                           900,000               -
Notes payable and other long-term obligations                    866,974      41,306,172
                                                           --------------  --------------
  Total long-term liabilities                                 12,134,234      48,829,743
                                                           --------------  --------------

MINORITY INTEREST                                              2,014,959               -
                                                           --------------  --------------


STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares                     181      31,575,187
Common stock                                                         517          12,858
Additional paid-in-capital                                   136,370,654     315,513,957
Accumulated deficit                                          (93,549,626)   (131,675,827)
                                                           --------------  --------------
  Total stockholders' equity                                  42,821,726     215,426,175
                                                           --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  76,889,763   $ 346,544,181
                                                           ==============  ==============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.

                              TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                                               AND 1999
                                              (UNAUDITED)


                                                   Three Months     Three Months      Six Months       Six Months
                                                       Ended            Ended            Ended            Ended
                                                   June 30, 1999    June 30, 2000    June 30, 1999    June 30, 2000
                                                  ---------------  ---------------  ---------------  ---------------
                                                    (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
REVENUES:
   Communications services and products           $   12,579,256   $   21,112,598   $   23,513,143   $   34,874,068
   Internet connection services                          574,810          449,603        1,194,449          921,205
                                                  ---------------  ---------------  ---------------  ---------------
   Total revenues                                     13,154,066       21,562,201       24,707,592       35,795,273
                                                  ---------------  ---------------  ---------------  ---------------

COSTS AND EXPENSES:
   Cost of services and products                      12,134,132       18,979,067       22,381,160       32,532,919
   Selling, general, and administrative expenses       3,874,280        8,235,145        6,707,432       13,992,984
   Depreciation and amortization                       1,065,447        3,672,220        2,111,395        4,826,061
                                                  ---------------  ---------------  ---------------  ---------------
   Total costs and expenses                           17,073,859       30,886,432       31,199,987       51,351,964
                                                  ---------------  ---------------  ---------------  ---------------

OPERATING LOSS                                        (3,919,793)      (9,324,231)      (6,492,395)     (15,556,691)

INTEREST EXPENSE, net                                 (1,537,618)        (505,477)      (2,624,056)        (442,691)
OTHER (EXPENSE)INCOME                                          -          555,658                -          557,159
                                                  ---------------  ---------------  ---------------  ---------------

NET LOSS BEFORE INCOME TAXES                          (5,457,411)      (9,274,050)      (9,116,451)     (15,442,223)
INCOME TAX BENEFIT                                             -                -                -                -
                                                  ---------------  ---------------  ---------------  ---------------

NET LOSS                                          $   (5,457,411)  $   (9,274,050)  $   (9,116,451)  $  (15,442,223)
                                                  ===============  ===============  ===============  ===============


NET LOSS PER SHARE -
   BASIC AND DILUTED                              $        (2.77)  $        (2.07)  $        (3.13)  $        (2.91)
                                                  ===============  ===============  ===============  ===============

SHARES USED IN COMPUTING
NET LOSS PER SHARE                                    10,148,325       14,636,884       10,141,624       13,111,655
                                                  ===============  ===============  ===============  ===============


           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

                              TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS  ENDED JUNE 30, 2000
                                               AND 1999
                                              (UNAUDITED)

                                                                                 Six Months       Six Months
                                                                                    Ended            Ended
                                                                                June 30, 1999    June 30, 2000
                                                                               ---------------  ---------------
                                                                                 (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $   (9,116,451)  $  (15,442,223)
                                                                               ---------------  ---------------
  Adjustments to reconcile net loss to net cash
   used in operating activities (excluding effects of purchase acquisition):
    Depreciation and amortization                                                   2,111,395        4,826,061
    Bad debt expense                                                                  116,826          186,185
    Amortization of discounts on debt and lease                                     1,444,708          147,465
     obligations
    Non-cash stock compensation                                                             -          106,794
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                        (747,535)        (398,518)
     Notes receivable                                                                (574,050)         (57,882)
     Inventory                                                                       (754,620)        (441,693)
     Prepaid expenses                                                                (227,422)      (1,081,402)
     Other assets                                                                    (942,351)         728,007
     Accounts payable, accrued, and other liabilities                                  62,355       (2,041,996)
     Unearned revenue                                                                (755,951)        (138,946)
                                                                               ---------------  ---------------
        Total adjustments                                                            (266,644)       1,834,075
                                                                               ---------------  ---------------
        Net cash used in operating activities                                      (9,383,095)     (13,608,148)
                                                                               ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (2,179,792)     (19,005,465)
  Restricted cash                                                                    (163,900)         358,913
  Proceeds of cash from acquisition                                                                  3,125,122
  Repayment of intercompany debt by deconsolidated subsidiary                                        1,909,596
  Reduction in cash due to deconsolidation of subsidiary, net                                         (350,295)
                                                                               ---------------  ---------------
        Net cash used in investing activities                                      (2,343,692)     (13,962,129)
                                                                               ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options                                                     3,525,658
  Proceeds from issuance of preferred stock                                        28,081,903       27,775,000
  (Repayment of)/Proceeds from leases and notes payable, net                        2,096,381       (1,019,737)
                                                                               ---------------  ---------------
        Net cash provided by financing activities                                  30,178,284       30,280,921

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                                    18,451,497        2,710,644
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                                                   1,255,199       21,219,684
                                                                               ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                                        19,706,696       23,930,328
                                                                               ===============  ===============


Supplemental disclosure of cashflow information:
------------------------------------------------

Interest paid                                                                  $      493,674   $      824,106

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

                          TELSCAPE INTERNATIONAL, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


1.   FINANCIAL  STATEMENTS
     ---------------------

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

MANAGEMENT'S  ESTIMATES  AND  ASSUMPTIONS

     The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. The actual results could differ from those estimates.

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

2.   PRIOR  YEAR  PRESENTATION
     -------------------------

     Prior year Balance Sheets and Statements are based upon Pointe Communications Corporation due to the purchase accounting method used to record the merger (see Note 5 for further discussion). Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

3.   EARNINGS  PER  SHARE
     --------------------

     Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share is computed using the weighted average number of shares outstanding, adjusted for common stock equivalents, when dilutive. For the periods presented, the effect of common stock equivalents was antidilutive, as a result, basic and diluted net loss per share are the same. The following table has been added to reconcile Net income/(loss) to Net income/(loss) available to common stockholders. The difference represents the beneficial conversion charge incurred with respect to the issuance of Class F and Class D (formerly Pointe Class A) Senior Convertible Preferred Stock ("Preferred Stock") during the second quarter of 2000 and 1999, respectively (see Note 9). The difference also includes the payment of dividends issued on Class D, E (Formerly Pointe Class B) and F Preferred Stock during the quarter and six months ended June 30, 2000 and 1999. The dividends were paid with additional shares of Preferred Stock.

                                   Three Months     Three Months      Six Months       Six Months
                                       Ended            Ended            Ended            Ended
                                   June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                  ---------------  ---------------  ---------------  ---------------
Net income/(loss)                     (9,274,050)      (5,457,411)     (15,442,223)      (9,116,451)
Beneficial conversion charge         (19,059,218)     (22,174,075)     (19,059,218)     (22,174,075)
Preferred stock dividend              (2,002,763)        (447,386)      (3,624,755)        (447,386)
                                  ---------------  ---------------  ---------------  ---------------
Net income/(loss) available
  for common stockholders            (30,336,031)     (28,078,872)     (38,126,196)     (31,737,912)
                                  ===============  ===============  ===============  ===============
Basic and diluted
  net loss per share              $        (2.07)  $        (2.77)  $        (2.91)  $        (3.13)
                                  ===============  ===============  ===============  ===============
Shares used in computing
  net loss per share                  14,636,884       10,148,325       13,111,655       10,141,624
                                  ===============  ===============  ===============  ===============


4.   INCOME  TAXES
     -------------

     There was no provision for or cash payment of income taxes for the three months or six months ended June 30, 2000 and 1999, respectively, as the Company had net taxable losses for 1999 and anticipates a net taxable loss for the year ended December 31, 2000.

5.   MERGERS  &  ACQUISITIONS
     ------------------------

     On June 2, 2000, Telscape International, Inc. completed a merger with Pointe Communications Corporation ("Pointe") in accordance with the December 31, 1999 Agreement and Plan of Merger ("Merger Agreement"). The merger was an all-stock transaction in which each share of Pointe was exchanged for 0.223514 shares of Telscape common stock. The purchase method of accounting has been used to record the transaction under which Pointe is viewed as the acquirer for accounting purposes because its former shareholders own a majority of the combined company's shares. Therefore, the value of the Telscape common shares, options and warrants outstanding on the date of merger is the consideration given in the merger. The value applied to the shares was based upon the market price on the date of the Merger Agreement. The Company is deemed to have issued 8,187,358 common shares at a value of $12.51 per share and 7,301,239 common stock equivalents valued under the Black-Scholles model at a weighted average price of $7.44. Due to the reverse merger accounting treatment, Pointe's balance sheet and results of operations have been used as the basis of these Balance Sheets and Statements. Telscape's operations from June 2, 2000 through June 30, 2000 are included in the consolidated results of operations.

     In conjunction with the merger, the Company recorded intangible assets of approximately $172,017,000 due to the purchase prices exceeding the values of the tangible net assets acquired. After identifying the tangible assets and liabilities, the Company allocated the excess to identifiable intangible assets and the remainder to goodwill. Allocation of the purchase price among tangible and intangible assets was performed based upon information available at the time of acquisition and is subject to adjustment for up to one year after acquisition in accordance with Accounting Principles Board ("APB") Opinion No. 16. Amortization of these costs is included in depreciation and amortization in the accompanying statements of operations. The allocation of intangible assets and their respective amortization periods are as follows:

     INTANGIBLE                 AMOUNT                ESTIMATED  LIFE
     ----------                 ------                ---------------
     Acquired Customer Base     $  17,202,000             2  Years
     License  and  other        $  51,605,000          5-30  Years
     Goodwill                   $ 103,210,000            20  Years

     The following table presents the condensed unaudited consolidated balance sheet of Telscape on the merger date:

Current Assets                       24,111,135
Property and Equipment               63,897,290
Long Term Assets                     40,898,097
                                    -----------
Total Assets                        128,906,522

Current Liabilities                  65,858,530
Long Term Liabilities                43,142,527
Stockholders Equity                  19,905,465
                                    -----------
Total Liabilities and Equity        128,906,522

     The following table presents the unaudited pro forma consolidated results of operations of the Company as though the merger took place on January 1, 1999:

                                        Six Months Ended     Six Months Ended
                                         June 30, 1999        June 30, 2000

Revenues                               $      81,435,592   $      71,628,141

Net loss                               $     (18,933,100)  $     (27,129,217)

Net loss per share, basic and diluted  $           (6.17)  $           (2.51)

     The pro forma financial information does not purport to represent what the consolidated results of operations would have been if the Acquisitions had in fact occurred on these dates, nor does it purport to indicate our future consolidated financial position or future consolidated results of operations. The pro forma adjustments are based on currently available information and certain assumptions that management believes to be reasonable.

6.   TELECOMMUTE  SOLUTIONS
     ----------------------

     During the quarter ended March 31, 2000, the Company's subsidiary Telecommute Solutions Inc. ("TCS") completed a private placement of its Series B Convertible Preferred Stock for gross proceeds totaling approximately $19 million. The preferred stock is convertible into shares of TCS common stock and votes with common stockholders on an as-converted basis. Upon issuance of the Series B Preferred Stock, the TCS Series A convertible non-voting preferred stockholders converted their stock into TCS common stock. As a result of these transactions the Company's ownership of TCS was reduced from 100% to approximately 23%. Therefore, TCS is no longer a consolidated subsidiary and the Company will account for its ownership using the equity method. As of the date of deconsolidation, TCS's cumulative losses exceeded the Company's investment. Therefore, the investment account was a credit balance of approximately $3.5 million, which has been reclassed to additional paid in capital along with the minority interest related to the Class A preferred stock of approximately $2.0 million, in accordance with Staff Accounting Bulletin No.
51. TCS is in a net loss position and after the entries above, the Company's basis in the TCS investment is $0, therefore, no income/loss has been recognized during the first or second quarter of 2000.

7.   BUSINESS  SEGMENT  REPORTING
     ----------------------------

     Effective  January  1998,  the  Company  adopted SFAS No. 131, "Disclosures
About Segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The Company has three reportable segments: CLEC/DLEC International Long Distance (ILD) and Advanced

Services. Revenues in CLEC Services are generated through subscription of Hispanic consumer and small to medium size business customers for the provision of local, long distance and internet services in certain target markets in the United States. Revenues in the ILD Services segment are generated on a retail basis through the sale of pre-paid cards and on a wholesale basis through sales to other carriers. Revenues in the Advanced Services segment are generated from network solutions services, customer relationship management and broadband services and products. The Company provides CLEC Services to customers in the United States and ILD Services to customers in the United States and in Mexico. Advanced Services are provided to customers in the United States, Mexico and other parts of Latin America. Operating results by business segment are as follows:

                                                                    SIX MONTHS ENDED
                                          QUARTER ENDED
                                      6/30/99       6/30/00       6/30/99        6/30/00
                                    ------------  ------------  ------------  -------------
REVENUES:
---------
CLEC/DLEC                           $ 1,254,883   $ 1,584,680   $ 2,507,529   $  2,997,189
INTERNATIONAL LONG DISTANCE          11,899,183    16,526,072    22,200,063     29,346,635
ADVANCED SERVICES
     NETWORK SOLUTIONS                        -     1,606,942             -      1,606,942
     CUSTOMER RELATIONSHIP MGT.               -     1,275,459             -      1,275,459
     BROADBAND SERVICES                       -       569,048             -        569,048
                                    ------------  ------------  ------------  -------------
       TOTAL REVENUES                13,154,066    21,562,201    24,707,592     35,795,273

COST OF SERVICES:
-----------------
CLEC/DLEC                               914,221     1,495,057     1,807,798      2,719,944
INTERNATIONAL LONG DISTANCE          11,219,911    15,719,416    20,573,362     28,048,381
ADVANCED SERVICES
     NETWORK SOLUTIONS                        -       776,672             -        776,672
     CUSTOMER RELATIONSHIP MGT.               -       482,729             -        482,729
     BROADBAND SERVICES                       -       505,193             -        505,193
                                    ------------  ------------  ------------  -------------
TOTAL COST OF SERVICES               12,134,132    18,979,067    22,381,160     32,532,919

GROSS MARGIN
------------
CLEC/DLEC                               340,661        89,623       699,731        277,245
INTERNATIONAL LONG DISTANCE             679,273       806,656     1,626,700      1,298,254
ADVANCED SERVICES
     NETWORK SOLUTIONS                        -       830,270             -        830,270
     CUSTOMER RELATIONSHIP MGT.               -       792,730             -        792,730
     BROADBAND SERVICES                       -        63,855             -         63,855
                                    ------------  ------------  ------------  -------------
TOTAL GROSS MARGIN                    1,019,934     2,583,134     2,326,431      3,262,354

SELLING GENERAL & ADMINISTRATIVE
--------------------------------
CLEC/DLEC                               409,515     3,095,075       770,499      4,798,229
INTERNATIONAL LONG DISTANCE           2,303,165     1,733,229     4,123,714      3,609,572
ADVANCED SERVICES
     NETWORK SOLUTIONS                        -     1,568,308             -      1,568,308
     CUSTOMER RELATIONSHIP MGT.               -       350,874             -        350,874
     BROADBAND SERVICES                       -       192,971             -        192,971
CORPORATE & NETWORK                   1,161,600     1,294,688     1,813,219      3,473,030
                                    ------------  ------------  ------------  -------------
       TOTAL SG&A                     3,874,280     8,235,145     6,707,432     13,992,984

   DEPRECIATION & AMORTIZATION        1,065,447     3,672,220     2,111,395      4,826,061
                                    ------------  ------------  ------------  -------------
          TOTAL COSTS AND EXPENSES    4,939,727    11,907,365     8,818,827     18,819,045

OPERATING LOSS                       (3,919,793)   (9,324,231)   (6,492,395)   (15,556,691)
                                    ------------  ------------  ------------  -------------

8.   NOTES  PAYABLE
    --------------

     On January 11, 1999, the Company entered into a financing arrangement with a finance company, which provides for funding of equipment purchases of up to $7.0 million through December 31, 1999. The financing is structured as long-term loans maturing January 1, 2005. The Company is not in compliance with certain financial covenants under this loan facility and has requested a waiver from the finance company of their rights under the agreement to enforce default provisions due to non-compliance with these financial covenants for the second quarter of 2000. The amounts outstanding under this facility of $5.6 million have been classified as current in the financial statements as of June 30, 2000. The Company may have to request additional waivers from the finance company due to non-compliance with financial covenants in future quarters. The Company cannot guarantee that the finance company will provide us with the waiver for results ended June 30, 2000 nor can it guarantee that they would provide us with additional waivers in which case they could enforce the default provisions and accelerate the maturity date. Should that be the case, there is no guarantee that the Company would be able to obtain a replacement facility. A default under this agreement would trigger cross defaults under the Lucent Credit Agreement.

     On August 27, 1999, the Company, along with its subsidiaries, Telereunion S.A. de C.V., Telereunion International, S.A. de C.V., Telereunion, Inc., Telscape USA, Inc., MSN Communications, Inc., Interlink Communications, Inc., TSCP International, Inc., Vextro De Mexico S.A. de C.V., and its wholly-owned subsidiary, Servicios Corporativos Vextro, S.A. de C.V., Telscape de Mexico S.A. de C.V., N.S.I. S.A. de C.V., Lan and Wan S.A. de C.V. and M.S. Noticias y Telecomunicaciones, S.A. de C.V. signed a credit agreement with Lucent Technologies, Inc. (the "Lucent Credit Agreement"). The Lucent Credit Agreement provides for up to $40 million in financing under long-term repayment terms. In March 2000, Lucent extended its commitment, subject to certain conditions precedent, by an additional $20 million. The Company borrowed $23.9 million under the Lucent Credit Agreement on August 27, 1999. The Company funded an additional $16.1 million under the Lucent facility on April 20, 2000, $14.6 million of which was applied to payables outstanding and $1.5 million of which was for interest and fees due under the facility. The Company has incurred unfunded obligations in the construction of the network in Mexico totaling $15.5 million at June 30, 2000. As of June 30, 2000, the Company is in default of certain financial covenants of the Lucent Credit Agreement and has received a waiver from Lucent for its default on said covenants. The waiver has been extended through August 30, 2000. The Company intends to fund the balance of its Mexico network obligations and capitalize some of the initial interest payments due on amounts outstanding under this facility, with proceeds from the facility, upon closing of the additional $20 million commitment.

     On October 22, 1999, the Company signed a loan agreement with Lennox Invest Ltd., a BVI Corporation, which provided for funding of up to $10.0 million. A total of $1.5 million has been funded on this facility, which bears interest at 10% per annum. Interest on each note is to be paid at maturation of the respective note, which occurs six months after the date of each note. Of the $1.5 million funded under the facility, $1.0 million matured on April 19, 2000, and $0.5 million matured on April 26, 2000. In December 1999, the Company informed Lennox that it would not be drawing any further funding under this facility due to a breach of contract on the part of Lennox. The Company is currently in a dispute with Lennox concerning the $1.5 million loan. In addition to the issues associated with the breach mentioned above, certain parties associated with Lennox have claimed entitlement to the repayment of the $1.5 million. On May 10, 2000, the Company informed Lennox that it was prepared to resolve the disputes provided that all parties agree to a resolution. The parties have agreed in principal to a settlement and are currently negotiating the final terms, which will likely include repayment of a portion of the outstanding $1.5 million, conversion of the remainder into a debenture and issuance of additional warrants.

9.   EQUITY
     ------

     In conjunction with the merger with Pointe, Telscape issued 11,404.84 shares of Class D with a face value of approximately $34.2 million and 7,630.23 shares of Class E Preferred Stock with a face value of approximately 22.9 million ("Class D Preferred Stock" and "Class E Preferred Stock"), to the former holders of Pointe Communications Corporation Class A and B Senior Convertible Preferred Stock, respectively. The terms of the Class D and E Preferred Stock are the same as the former Pointe Communications Corp. Class A and B Senior Convertible Preferred Stock in all material respects except that the conversion price has been adjusted for the exchange ratio of 0.223514 shares of underlying Pointe common stock for each Telscape share of underlying common stock.

     Also in conjunction with the merger with Pointe, Telscape raised $29,575,000 and exchanged an additional $2,000,000 of debt (the senior notes described in footnote 9) for equity in a private offering of its newly designated Class F Convertible Senior Preferred Stock ("Class F Preferred Stock"). The Class F Preferred Stock has a stated value (and also a liquidation value) of $100.00 per share and was exempt from the registration requirements of the Securities Act. In connection with this offering, the Company authorized the issuance of 315,750 shares of the Class F preferred stock which are potentially convertible into an aggregate of 3,850,610 shares of Telscape's common stock. Additionally, in connection with the private placement, the Company authorized the issuance of warrants to purchase 1,925,305 shares of Telscape's common stock. The Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Preferred Stock at the Company's discretion. Each share of Preferred Stock is convertible at the holders option into common stock at a conversion price of $8.20 per share (subject to adjustment for certain diluting issues) at any time while the Preferred Stock remains outstanding. The Company has reserved the right to cause the holders of Class F Preferred Stock to convert their shares if Telscape enters into a public offering of Telscape's common stock or if after one year from issuing the Class F Stock, (1) Telscape's common stock is trading on the New York Stock Exchange, the Nasdaq National Market or the American Stock Exchange, (2) the common stock shall have traded for a period of 20 consecutive trading days at a price of $15.00 (or the adjusted figure after any stock split, stock dividend, reverse stock split or similar recapitalization event), and (3) the cumulative average daily trading volume in that period is at least $3,000,000. Telscape shall be required to exchange all of the Class F Preferred Stock for shares of Common Stock on the seventh anniversary of the issue date of the Class F Preferred Stock; provided that the shares of common stock to be issued have been registered and listed on each securities exchange, over-the-counter market or on the Nasdaq National Market on which similar securities issued by Telscape are then listed.

     The warrants issued give the holders the right to purchase 1,925,306 shares of Telscape's common stock. The warrants terminate on the fifth anniversary of the date of issuance. The exercise price of the warrants is $10.00 per share, subject to adjustment in the same manner as the Class F Stock for any event that changes the number of outstanding shares of Telscape's common stock. A cashless exercise option is also available to warrant-holders. If the market price of the common stock is equal to at least $15.00 per share (as adjusted for stock splits, recapitalizations, mergers, consolidations and other similar events) for 20 consecutive trading days, Telscape has the right to cause the warrantholders to exercise the warrants. The Company is obligated to file a registration statement to register the shares underlying the Class F Preferred Stock within 150 days of the closing date.

     In conjunction with the issuance of the Class F Preferred Stock, the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in the Emerging Issues Task Force ("EITF") 98-5. The proceeds received in conjunction with the issuance were first allocated to the $11.1 million fair value of the warrants, as calculated using the Black-scholles model. The remaining proceeds of $20.5 million were allocated to the Class F Preferred Stock. This amount was then compared to the fair market value of the shares underlying the Class F Preferred Stock of $39.5 million, determined by multiplying the number of shares by the market
price   on  the  date  of  issuance  of  $10.25.   The  difference  of  $19.0
million has been recognized as a beneficial conversion feature on the Preferred Stock and recorded as a non-operating non-cash charge directly to accumulated deficit and an increase in additional paid in capital.

     Also during the second quarter of 2000, the Company issued 167,635 shares of common stock in conjunction with the conversion of $900,000 principal value convertible debentures; issued 98,091 shares of common stock in conjunction with the exercise of employee stock options for proceeds totaling $490,000; and issued 566,196 shares of common stock in conjunction with the exercise of warrants for proceeds totaling $2,658,160. Finally, the Company reversed compensation expense totaling $410,148 previously recognized with regard to variable options. This reduction in expense was required as a result of a reduction in the market price below the prior quarter's price which had been used to measure compensation expense as a result of an appreciation over the strike price on certain variable options as required by APB 25.

10.  NEW  ACCOUNTING  STANDARDS
     --------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", which amends statement No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not expect it to have a material impact on its financial statements.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company is required to adopt this accounting guidance no later than June 30, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company believes the adoption of SAB No. 101 will not have a material impact on future operating results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE  MERGER
-----------

     On June 2, 2000 the merger between Telscape International, Inc. ("Telscape") and Pointe Communications, Corporation ("Pointe") (the "Merger") was completed. In an all-stock transaction each share of Pointe was exchanged for 0.223514 shares of Telscape common stock. Telscape issued 12,159,767 shares in the Merger registered on Form S-4 declared effective May 12, 2000. The issuance of shares resulted in a change of control of Telscape with the former Pointe shareholders receiving approximately 60% of Telscape's issued and outstanding shares in the Merger. The surviving company trades under the ticker symbol "TSCP" on the NASDAQ National Market System. We believe that the merger of the combined companies creates one of the leading providers of bundled communications services in the U.S. Hispanic and paired-Latin American markets. Some of the benefits of the combined companies are:
-     An  experienced  management  team  with  a  significant  Latin  component.
- Creates an integrated communications provider catering to Hispanics in both the US and Latin America.
- Infrastructure-based strategy utilizing a "Smart Build" approach including a fiber optic network under construction by Telscape in Mexico.
-     Greater  critical  mass  and  compelling  synergies  and  cost  savings.
- One of the few companies that can compete in the U.S. and Latin America as one company.
- Combined company strategy addresses rapidly growing and deregulating markets with significant competitive opportunities.

BUSINESS  UNIT  ALIGNMENT:
--------------------------

     The combined Company has restructured into three distinctive business units including Advanced Services, CLEC/DLEC and International Long Distance ("ILD"), allowing crisper focus, metric management and orderly go to market initiatives (see Note 7 to the Company's unaudited consolidated financial statements for business segment financial information). Reporting to Peter C. Alexander, President and COO, are Manual Landa - President, Advanced Services, Ruben Garcia
- President, CLEC/DLEC Services, and Jesse E. Morris - President, International Long Distance Services. The Advanced Services business unit will build upon the Mexican network asset to grow its technical outsourcing and network management services business in the US and Mexico. Equally important, with the fiber network in place, Telscape will have a competitive advantage offering ISP backbone services providing eCommerce transport and voice, data and Internet services via its own fiber and its satellite communication network, where certain geographic limitations prevent the installation of wire or cable. The Company's CLEC/DLEC Services unit provides local, long distance, and Internet services to targeted U.S. Hispanic markets. By positioning itself as a one stop offering with full Spanish and English support, Telscape believes it is exclusively aiming at a largely under served US market segment. The CLEC/DLEC unit has opened operations to date in Los Angeles and Miami, and expects to open San Diego, Houston, San Francisco, New York, Chicago, Dallas and San Juan over the next six quarters, covering just over 19 million Hispanics in the United States. Telscape's International Long Distance ("ILD") Services unit offers a broad array of traditional telecom services, including wholesale services, prepaid services and other interconnect services in the United States and Mexico.

CLEC/DLEC  DEPLOYMENT
---------------------

     One of Telscape's key strategic elements is the implementation of its CLEC/DLEC operations in the major niche Hispanic markets across the United States. Telscape offers consumers and commercial customers a comprehensive one stop shop solution to the Hispanic community for basic and enhanced telecommunication needs, including local, domestic and international long distance, and Internet services. In the second quarter, the Company successfully launched its CLEC/DLEC operations in Los Angeles and Miami. Expansion is under way in San Diego and Houston, which will be ready to begin providing service during the third and fourth quarters, respectively. Supporting this effort is an aggressive marketing strategy, including direct marketing, telemarketing, print and broadcast advertising and retail Telemercardos. Initial results indicate positive acceptance within the Hispanic community and significant potential for future sales.

MEXICO  NETWORK  DEPLOYMENT
---------------------------

     The Company signed an Interconnection Agreement with Telmex and capacity exchange swap agreements during the second quarter with Avantel and Alestra. These Agreements will allow Telscape to interconnect between 22 cities on its Mexican fiber network. Once fully interconnected, Telscape will have a fiber network with approximately 4100 kilometers across Mexico, covering most major cities including Mexico City, Monterrey and Puebla, representing more than 25 million people and about one-third of the total telephone lines in Mexico, which we anticipate will occur by the end of 2000. This network will allow the Company to transition its business in Mexico from provisioning of network equipment to bundling of telecommunications services, including voice and data, focused primarily on small and medium size businesses as well as wholesaling fixed and variable network capacity to other telecommunication providers. Additionally, the most immediate effect the network is expected to have is to reduce the cost of its ILD traffic terminating in Mexico, which is the terminating point of the majority of this segment's traffic. This will serve to improve the Company's overall margin as revenue shifts to higher margin Advanced Services products and margins improve on its lower margin ILD business.

CORPORATE  RESTRUCTURING  INITIATIVES
-------------------------------------

     Management is fully committed to maximizing shareholder value and realization of its corporate objective of being the preeminent provider of traditional, value add and next generation telecommunication services to both consumers and businesses in Hispanic communities in the United States and Mexico. In order to eliminate certain redundant operations and to maximize the synergies arising out of the Merger, the Company is aggressively assessing the possible sale or disposal of certain non-core assets, which may not be strategic to future growth or margin sustainability. In addition management policies and procedures have been implemented throughout the Company with the intention of immediately reducing expenses and improving margins. Management believes that the majority of these initiatives will be announced and implemented within the next 60 days. Certain restructuring charges will be associated with these initiatives during the third quarter of 2000.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet the capital requirements associated with its expansion plans.

RESULTS  OF  OPERATIONS

     The following table sets forth certain financial data for the three and six months ended June 30, 2000 and 1999. Operating results for any period are not necessarily indicative of results for any future period.

                                            QUARTER ENDED              SIX MONTHS ENDED
                                       6/30/99        6/30/00        6/30/99        6/30/00
                                    -------------  -------------  -------------  -------------
REVENUES:
---------
CLEC                                $  1,254,883   $  1,584,680   $  2,507,529   $  2,997,189
INTERNATIONAL LONG DISTANCE           11,899,183     16,526,072     22,200,063     29,346,635
ADVANCED SERVICES
     NETWORK SOLUTIONS                         -      1,606,942              -      1,606,942
     CUSTOMER RELATIONSHIP MGT.                -      1,275,459              -      1,275,459
     BROADBAND SERVICES                        -        569,048              -        569,048
                                    -------------  -------------  -------------  -------------
       TOTAL REVENUES                 13,154,066     21,562,201     24,707,592     35,795,273

COST OF SERVICES:
-----------------
CLEC                                     914,221      1,495,057      1,807,798      2,719,944
INTERNATIONAL LONG DISTANCE           11,219,911     15,719,416     20,573,362     28,048,381
ADVANCED SERVICES
     NETWORK SOLUTIONS                         -        776,672              -        776,672
     CUSTOMER RELATIONSHIP MGT.                -        482,729              -        482,729
     BROADBAND SERVICES                        -        505,193              -        505,193
                                    -------------  -------------  -------------  -------------
TOTAL COST OF SERVICES                12,134,132     18,979,067     22,381,160     32,532,919

GROSS MARGIN
------------
CLEC                                     340,661         89,623        699,731        277,245
INTERNATIONAL LONG DISTANCE              679,273        806,656      1,626,700      1,298,254
ADVANCED SERVICES
     NETWORK SOLUTIONS                         -        830,270              -        830,270
     CUSTOMER RELATIONSHIP MGT.                -        792,730              -        792,730
     BROADBAND SERVICES                        -         63,855              -         63,855
                                    -------------  -------------  -------------  -------------
TOTAL GROSS MARGIN                     1,019,934      2,583,134      2,326,431      3,262,354

SELLING GENERAL & ADMINISTRATIVE
--------------------------------
CLEC                                     409,515      3,095,075        770,499      4,798,229
INTERNATIONAL LONG DISTANCE            2,303,165      1,733,229      4,123,714      3,609,572
ADVANCED SERVICES
     NETWORK SOLUTIONS                         -      1,568,308              -      1,568,308
     CUSTOMER RELATIONSHIP MGT.                -        350,874              -        350,874
     BROADBAND SERVICES                        -        192,971              -        192,971
CORPORATE & NETWORK                    1,161,600      1,294,688      1,813,219      3,473,030
                                    -------------  -------------  -------------  -------------
       TOTAL SG&A                      3,874,280      8,235,145      6,707,432     13,992,984


   DEPRECIATION & AMORTIZATION         1,065,447      3,672,220      2,111,395      4,826,061
                                    -------------  -------------  -------------  -------------
          TOTAL COSTS AND EXPENSES     4,939,727     11,907,365      8,818,827     18,819,045

OPERATING LOSS                        (3,919,793)    (9,324,231)    (6,492,395)   (15,556,691)
                                    -------------  -------------  -------------  -------------

INTEREST EXPENSE, NET                 (1,537,618)      (505,477)    (2,624,056)      (442,691)
OTHER INCOME                                   -        555,658              -        557,159

                                    -------------  -------------  -------------  -------------
NET LOSS                            $ (5,457,411)  $ (9,274,050)  $ (9,116,451)  $(15,442,223)
                                    =============  =============  =============  =============

BENEFICIAL CONVERSION FEATURE        (22,174,075)   (19,059,218)   (22,174,075)   (19,059,218)
PREFERRED DIVIDENDS                     (447,386)    (2,002,763)      (447,386)    (3,624,755)

  NET LOSS AVAILABLE TO
       COMMON SHAREHOLDERS          $(28,078,872)  $(30,336,031)  $(31,737,912)  $(38,126,196)
                                    =============  =============  =============  =============

NET LOSS PER SHARE                  $      (2.77)  $      (2.07)  $      (3.13)  $      (2.91)
                                    =============  =============  =============  =============

SHARES USED IN COMPUTING
NET LOSS PER SHARE                    10,148,325     14,636,884     10,141,624     13,111,655
                                    =============  =============  =============  =============

     The results of operations presented above are not comparable to the prior results of Telscape. Results set forth in this filing for the quarter and year to date present the results of operations of Pointe, which merged with Telscape on June 2, 2000. This purchase accounting treatment is mandated by accounting principals generally accepted in the United States because the majority of the equity of the combined companies is held by former Pointe shareholders. Accordingly, the results reflect the full quarter and year to date results of Pointe and the results of Telscape from the Merger date through June 30, 2000 only. The 1999 results are Pointe's only and do not reflect any Telscape results.

     Consolidated revenues for the combined lines of business for the three months ended June 30, 2000 and 1999 were $21,562,201 and $13,154,066 respectively, an increase of 8,408,135 or 63.9%. Gross Margin totaled $2,583,134 million or 12.0% for the quarter ended June 30, 2000 versus $1,019,934 or 7.8% for the same quarter in 1999. SG&A expenses for the quarters ended June 30, 2000 and 1999 were $8,235,145 and $3,874,280 or 38.2% and 29.5%
as percentages of revenues, respectively. Operating Loss for the quarter ended June 30, 2000 was $9,324,231 compared to $3,919,793 for the same quarter in 1999.

     During the six months ended June 30, 2000 revenues were $35,795,273, an increase of $11,087,681 or 44.9%, from the same period in 1999. Gross Margin totaled $3,262,354 million or 9.1% for the six months ended June 30, 2000 versus $2,326,432 or 9.4% for the six months ended June 30, 1999. Year to date SG&A expenses for the periods ended June 30, 2000 and 1999 were $13,992,984 and $6,707,432 or 39.1% and 27.1% as percentages of revenues, respectively. Operating Loss for the six months ended June 30, 2000 was $15,556,690 compared to $6,492,395 for the same period in 1999. Net Loss for the six months ended June 30, 2000 totaled $15,442,223 or ($2.91) per share, on a basic and fully diluted basis, as compared to a Net Loss of $9,116,451, or ($3.13) per share, for the similar period ended June 30, 1999.

     The increase in revenues came mainly in the International Long Distance and Advanced Services business segments principally as a result of the Merger. The CLEC business unit began selling a bundled package of local, long distance and Internet services to the Hispanic community in Los Angeles during the second quarter. Prior to that CLEC revenues were the result of prepaid local service in the Atlanta market and Internet access services primarily in the Houston market. Gross margin increased during the quarter as a result of increased revenue and also increased as a percentage of revenue primarily due to the change in product mix making higher margin Advanced Services a greater proportion of overall revenue. Overall margins and International Long Distance margins in particular are expected to improve as the Company completes the interconnection with Telmex of the Mexican Fiber Network. The interconnect agreement was signed during the second quarter and the first of the total 22 cities are expected to be physically interconnected during the third quarter with the remainder expected to be completed by the end of 2000. SG&A expenses increased as a result of the Merger and as a result of the CLEC business segment ramping up its selling and administrative costs in advance of rolling out its bundled product offering. Sales began in Los Angeles during the second quarter and are expected to begin in Miami and San Diego during the third quarter.

     Basic and diluted Net Loss per share includes non-operating, non-cash charges of $21,061,981 or ($1.44) per share and $22,683,973 or ($1.73) per share for the three and six months ended June 30, 2000 and $22,621,461 or ($2.23) per share for both the three and six months ended June 30, 1999. The charges relate to paid in kind dividends on the Class D, E, and F Senior Convertible Preferred Stock and beneficial conversion charges related to the issuance of Class D and F Senior Convertible Preferred Stock issued during the second quarter of 1999 and 2000 respectively. The beneficial conversion charge is a non-recurring, non-cash charge required under Emerging Issues Task Force ("EITF") 98-5. The proceeds received in conjunction with the issuances were first allocated to the warrants attached to the Preferred Stock. The remainder of the proceeds were allocated to the Preferred Stock and compared to the theoretical value (based upon the quoted market price) of the common shares underlying the Preferred Stock. The excess of the market value of the underlying shares over the proceeds was taken as a one time charge to retained earnings during each of the respective quarters.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash used in operating activities was $13.6 million and $9.4 million for the six months ended June 30, 2000 and 1999, respectively. The increase from 1999 to 2000 is primarily the result of increases in operating losses.

     The Company used $13.9 million in investing activities, principally to acquire $19.0 million of property and equipment for use mainly in the US CLEC operations in Los Angeles, Miami and San Diego. This was offset by $3.1 million of cash acquired in the Merger between Pointe and Telscape. Additionally, $1.9 million was received in repayment of a loan to Telecommute Solutions, Inc., which was formerly a consolidated subsidiary but was deconsolidated during the first quarter of 2000 as a result of a private investment directly into Telecommute, which drove the Company's ownership below fifty percent.

     The Company's financing activities for the year to date through June 30, 2000 generated a net $30.3 million mainly as a result of the issuance of Class F Senior Convertible Preferred Stock (see Note 9), which generated net proceeds of approximately $27.8 million. Additionally, the Company received $3.5 million in conjunction with the exercise of warrants and options and repaid $1.0 million of principal on leases and notes payable.

     As of June 30, 2000, the Company had cash on hand of $23.9 million with a negative working capital balance of $33.3 million. Of this $33.3 million, $15.6 million represents accounts payable to Lucent incurred in connection with the construction of the Mexican network. We plan to finance these network construction accounts payable under the Lucent credit agreement subject to availability as discussed below. Additionally, we have classified as current $5.6 million in notes payable due to non-compliance of certain financial covenants under a loan facility as discussed below.

     On January 11, 1999, the Company signed a financing arrangement with a finance company, which provides for funding of equipment purchases of up to $7.0 million through December 31, 1999. The financing is structured as long-term loans maturing January 1, 2005. The Company is not in compliance with certain financial covenants under this loan facility and has requested a waiver from the finance company of their rights under the agreement to enforce default provisions due to non-compliance with these financial covenants for the second quarter of 2000. The amounts outstanding under this facility of $5.6 million have been classified as current in the financial statements as of June 30, 2000. The Company may have to request additional waivers from the finance company due to non-compliance with financial covenants in future quarters. The Company cannot guarantee that the finance company will provide us with the waiver for results ended June 30, 2000 nor can it guarantee that they would provide us with additional waivers in which case they could enforce the default provisions and accelerate the maturity date. Should that be the case, there is no guarantee that the Company would be able to obtain a replacement facility. A default under this agreement would trigger cross defaults under the Lucent Credit Agreement.

     On August 27, 1999, the Company, along with its subsidiaries, Telereunion S.A. de C.V., Telereunion International, S.A. de C.V., Telereunion, Inc., Telscape USA, Inc., MSN Communications, Inc., Interlink Communications, Inc., TSCP International, Inc., Vextro De Mexico S.A. de C.V., and its wholly-owned subsidiary, Servicios Corporativos Vextro, S.A. de C.V., Telscape de Mexico S.A. de C.V., N.S.I. S.A. de C.V., Lan and Wan S.A. de C.V. and M.S. Noticias y Telecomunicaciones, S.A. de C.V. signed a credit agreement with Lucent Technologies, Inc. (the "Lucent Credit Agreement"). The Lucent Credit Agreement provides for up to $40 million in financing under long-term repayment terms. In March 2000, Lucent extended its commitment, subject to certain conditions precedent, by an additional $20 million. The Company borrowed $23.9 million under the Lucent Credit Agreement on August 27, 1999. The Company funded an additional $16.1 million under the Lucent facility on April 20, 2000, $14.6 million of which was applied to payables outstanding and $1.5 million of which was for interest and fees due under the facility. The Company has incurred unfunded obligations in the construction of the network in Mexico totaling $15.5 million at June 30, 2000. As of June 30, 2000, the Company is in default of certain financial covenants of the Lucent Credit Agreement and, has received a waiver from Lucent for its default on said covenants. The waiver has been extended through August 30, 2000. The Company intends to fund the balance of its Mexico network obligations and capitalize some of the initial interest payments due on amounts outstanding under this facility, with proceeds from the facility, upon closing of the additional $20 million commitment.

     The Company has not generated net cash from operations for any period presented. We do not expect that cash flow from operations will be sufficient to meet anticipated capital expenditures and debt repayments requirements when they are due without additional financing. We intend to finance our growth, principal and interest obligations under existing debt obligations and additional capital investments required for our planned facilities expansion through vendor financing and the sale of debt or equity securities (or a combination of both). There can be no assurance that we will be able to obtain additional financing on commercially reasonable terms, if at all, to fund losses generated from operations, to fund capital expenditures, to fund debt service obligations as they become due or to fund strategic investment alternatives.


RECENT  ACCOUNTING  PRONOUNCEMENTS


     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", which amends statement No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not expect it to have a material impact on its financial statements.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company is required to adopt this accounting guidance no later than June 30, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company believes the adoption of SAB No. 101 will not have a material impact on future operating results.

YEAR  2000

     To date, year 2000 problems have had a minimal effect on our business. However, we may not have identified and remediated all significant year 2000 problems. Further remediation efforts may involve significant time and expense, and unremediated problems may have a material adverse effect on our business. Finally, although we have not been made a party to any litigation or arbitration proceeding to date involving our products or services related to year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of such disputes, and any liability for year 2000 related damages, including consequential damages, would negatively affect our business, results of operations, financial condition and liquidity, perhaps materially.
                                  UNCERTAINTIES

     We continue to face many risks and uncertainties, including general and specific market economic risks. Exploitation of opportunities presented by the United States CLEC and Mexican market are expected to require substantial capital. To the extent our Mexican subsidiaries do not have a positive net cash flow from operations in 2000, it can be expected that we would have to fund any shortfalls from our working capital or other external financing sources. In addition, any capital expenditures needed to expand operations of the Mexican subsidiaries would likely be funded out of the working capital of the parent corporation or through additional financings to the extent we can secure these. Any such fundings would reduce the funds available to finance and expand our strategy to compete in the voice and advanced services businesses. Also, any economic crises in Mexico could result in the need to fund any cash flow shortfalls of our Mexican subsidiaries.

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

     The international long distance market, although large and rapidly growing, is also very competitive. We compete in this market with companies that have greater experience and substantially greater resources, both financial and otherwise. Recently, competition in the industry has seen dramatic trends which have resulted in decreased prices which have impacted our revenues, margins and cash flow. In addition, we face certain additional risks in competing in this market, including changes in U.S. and foreign government regulations and telecommunications standards, dependence on strategic partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. In addition, we could be adversely affected by a reversal in the trend toward deregulation of telecommunication markets. We will be increasingly exposed to these risks as we expand our presence in this market. Our growth in this business is dependent on our ability to expand our capacity through investments in additional facilities or entering into termination arrangements with other carriers. There can be no assurance that we will be successful in raising the capital required to fund the additional facilities or to enter into such arrangements with other carriers, in which case our operations, the future growth in this business and our ability to compete effectively against competitors with significantly more resources could be materially adversely affected.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to financial market risks, including interest rate risk and foreign currency exchange risk. During the first six months of 2000, there were no material changes in financial market risks except for the changes in the Mexican peso exchange rate to the U.S. dollar as described below.

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

     Over the last several years, the peso has experienced devaluations in the exchange rates to the U.S. dollar with 1999 being the first year in recent history in which the peso appreciated year over year. In the first six months of 2000, the peso exchange rate remained flat. Due to limited credit availability, the Company has not historically hedged its peso costs. In the future as the Company's operations in Mexico increase, its peso denominated transactions may increase causing it to enter into hedging activities as credit availability allows.

INTEREST RATE RISK

     As of December 31, 1999, we had both variable and fixed interest bearing notes. All of our debt obligations are denominated in U.S. dollars and, represent interest rate risk. All of our debt obligations are segregated in fixed and variable rate instruments as shown on the table below. The table shows the amounts of principal payments due on our various debt instruments and the weighted average rate for the principal payments then due using the rates in effect at December 31, 1999. The table set forth below summarizes the fair values and payment terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1999. (The table is based upon financial instruments outstanding on Pointe Communications Corporation as of December 31, 1999.)

                                                                                     Fair Value
DEBT              2000         2001        2002       2003      2004       Total     at 12/31/99
-------------  -----------  ----------  ----------  --------  --------  -----------  -----------
Non-Interest
Bearing or
Fixed Rate     $4,807,204   5,251,425   5,972,291   647,325   144,020   16,822,265    16,822,265
Wtd. Avg.
Interest Rate       10.74%      10.80%      12.17%    12.09%    12.00%       11.33%          ---


Variable       $1,350,000           0           0         0         0    1,350,000     1,350,000
Wtd. Avg.
Interest Rate       11.06%       0.00%       0.00%     0.00%     0.00%       11.06%          ---

               ---------------------------------------------------------------------------------
Total          $6,157,204   5,251,425   5,972,291   647,325   144,020   18,172,265    18,172,265
               =================================================================================

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

FORWARD-LOOKING  STATEMENTS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons set forth herein and as set forth in the "Risk Factors" as well as in other sections of the Company's report filed on Form 10-K for the year ended
December 31, 1999, or for other unforseen reasons. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements.



                                     PART II
                                OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

               None.


ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In conjunction with the merger with Pointe, Telscape issued 11,404.84 shares of Class D with a face value of approximately $34.2 million and 7,630.23 shares of Class E Preferred Stock with a face value of approximately $22.9 million ("Class D Preferred Stock" and "Class E Preferred Stock"), to the former holders of Pointe Class A and B Senior Convertible Preferred Stock, respectively. The terms of the Class D and E Preferred Stock are the same as the former Pointe Class A and B Senior Convertible Preferred Stock in all material respects except that the conversion price has been adjusted for the exchange ratio of 0.223514 shares of underlying Pointe common stock for each Telscape share of underlying common stock.

     Also in conjunction with the merger with Pointe, Telscape raised $29,575,000 and exchanged an additional $2,000,000 of debt (the senior notes described in footnote 9) for equity in a private offering of its newly designated Class F Convertible Senior Preferred Stock ("Class F Preferred Stock"). The Class F Preferred Stock has a stated value (and also a liquidation value) of $100.00 per share and was exempt from the registration requirements of the Securities Act. In connection with this offering, the Company authorized the issuance of 315,750 shares of the Class F preferred stock which are potentially convertible into an aggregate of 3,850,610 shares of Telscape's common stock. Additionally, in connection with the private placement, the Company authorized the issuance of warrants to purchase 1,925,305 shares of Telscape's common stock. The Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Preferred Stock at the Company's discretion. Each share of Preferred Stock is convertible at the holders option into common stock at a conversion price of $8.20 per share (subject to adjustment for certain diluting issues) at any time while the Preferred Stock remains outstanding. The Company has reserved the right to cause the holders of Class F Preferred Stock to convert their shares if Telscape enters into a public offering of Telscape's common stock or if after one year from issuing the Class F Stock, (1) Telscape's common stock is trading on the New York Stock Exchange, the Nasdaq National Market or the American Stock Exchange, (2) the common stock shall have traded for a period of 20 consecutive trading days at a price of $15.00 (or the adjusted figure after any stock split, stock dividend, reverse stock split or similar recapitalization event), and (3) the cumulative average daily trading volume in that period is at least $3,000,000. Telscape shall be required to exchange all of the class F Preferred Stock for shares of Common Stock on the seventh anniversary of the issue date of the Class F Preferred Stock; provided that the shares of common stock to be issued have been registered and listed on each securities exchange, over-the-counter market or on the Nasdaq National Market on which similar securities issued by Telscape are then listed.

     The warrants issued give the holders the right to purchase 1,925,306 shares of Telscape's common stock. The warrants terminate on the fifth anniversary of the date of issuance. The exercise price of the warrants is $10.00 per share, subject to adjustment in the same manner as the Class F Stock for any event that changes the number of outstanding shares of Telscape's common stock. A cashless exercise option is also available to warrant-holders. If the market price of the common stock is equal to at least $15.00 per share (as adjusted for stock splits, recapitalizations, mergers, consolidations and other similar events) for 20 consecutive trading days, Telscape has the right to cause the warrantholders to exercise the warrants. The Company is obligated to file a registration statement to register the shares underlying the Class F Preferred Stock within 150 days of the closing date.

     The  issuance  of  Class  D,  E and F Preferred Stock were all exempt under
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended (the "Act").

     Also during the second quarter of 2000, the Company issued 167,635 shares of common stock in a private offering, exempt under Section 4 (2) of the Act, in conjunction with the conversion of $900,000 principal value convertible debentures; 98,091 shares of common stock in a private offering, exempt under
Section 4 (2) of the Act, in conjunction with the exercise of employee stock options for proceeds totaling $490,000; and 566,196 shares of common stock in a private offering, exempt under Section 4 (2) of the Act, in conjunction with the exercise of warrants for proceeds totaling $2,658,160.

ITEM  3.   DEFAULT  UPON  SENIOR  SECURITIES

              As stated herein, Telscape is in default of certain financial covenants in its credit arrangements; however, the Company is not in default of any payment of principal or interest. Although no assurance can be given, the Company expects to receive waivers of its technical defaults. See Note 9 to Telscape's Unaudited Consolidated Financial Statements.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

              On June 2, 2000, Telscape held an annual meeting primarily for the purpose of approving the issuance of its common stock in connection with the Merger with Pointe. The results of the meeting are set forth below. Shareholders voted:

1. To approve a proposal concerning the issuance of shares of Telscape International, Inc.'s common stock, par value $.001 per share, Class D Convertible Senior Preferred Stock, par value $.001 per share, and Class E Convertible Senior Preferred Stock, par value $.001 per share pursuant to a Merger Agreement by and among Telscape International, Inc., Pointe Communications Corporation and Pointe Acquisition Corp., a wholly owned subsidiary of Telscape, under which Pointe will become a wholly owned subsidiary of Telscape.

       For  5,290,646     Against  201,025  Abstained  8,975

       Approved  by  96.1  %  of  the  votes  present  at  the  meeting.

2.     To  elect  seven  Directors  of  Telscape.  The Directors nominated were:

       Manuel Landa, E. Scott Crist, Todd M. Binet, Oscar Garcia, Darrel Kirkland, Ricardo Orea, and Jack M. Fields.

       The  Directors  elected  were:

       Manuel Landa, E. Scott Crist, Todd M. Binet, Oscar Garcia, Darrel Kirkland, Ricardo Orea, and Jack M. Fields.

       It should be noted that these directors were elected to the Board of Directors of Telscape to serve as a Board if the Merger with Pointe had not been approved and consummated. Upon the consummation of the Merger with Pointe, Todd M. Binet, Ricardo Orea, Oscar Garcia, and Darrel Kirkland resigned from their positions on the Board. The remaining Board members voted to fill the vacancies created by the resignations. Telscape's current Board of Directors has nine members, six of which were former Pointe Board members. Telscape's current Directors are Manuel Landa, E. Scott Crist, Jack M. Fields, Stephen E. Raville, Gerald
       F. Schmidt, David C. Lee, Darryl B. Thompson, Rafic A. Bizri, and William
       P.  O'Reilly.

3. To approve a proposal to amend Telscape International, Inc.'s Articles of Incorporation to increase the number of authorized shares of common stock, par value $.001 per share, from 25,000,000 to 100,000,000 and the number of authorized shares of preferred stock, par value $.001 per share, from 5,000,000 to 10,000,000 and to allow the Telscape International, Inc.'s Board of Directors to authorize preemptive rights to shareholders.

       For  5,234,296     Against  259,500  Abstained  6,850

       Approved  by 64.7 % of the issued and outstanding shares of common stock.



4. To approve the Telscape International, Inc. 2000 Pay for Performance Stock Option Plan.

       For  4,668,346     Against  803,525  Abstained  28,775

       Approved  by  84.9  %  of  the  votes  present  at  the  meeting.

5. To approve the Telscape International, Inc. 2000 Executive Market Value Appreciation Stock Option Plan.

       For  4,546,816     Against  922,055  Abstained  31,775

       Approved  by  82.7  %  of  the  votes  present  at  the  meeting.

6.     To  approve  the Telscape International, Inc. 2000 Incentive Stock Option
       Plan.

       For  5,277,111     Against  191,645  Abstained  31,890

       Approved  by  96  %  of  the  votes  present  at  the  meeting.

7.     To  approve  the  Telscape  International,  Inc. 2000 Executive Long-Term
       Plan.

       For  5,146,501     Against  322,255  Abstained  31,890

       Approved  by  94  %  of  the  votes  present  at  the  meeting.

8. To approve the Telscape International, Inc. 2000 Non-Employee Director Stock Option Plan.

       For  5,029,606     Against  438,550  Abstained  32,490

       Approved  by  91.4  %  of  the  votes  present  at  the  meeting.

9. To approve the Telscape International, Inc. 2000 Pay for Performance Stock Option Plan in the event the Merger with Pointe is not completed.

       For  4,825,201     Against  662,625  Abstained  12,820

       Approved  by  87.7  %  of  the  votes  present  at  the  meeting.

10. To approve a proposal to issue shares of Telscape International, Inc.'s Class C preferred stock, par value $.001 per share, and warrants to Purchase Telscape International, Inc.'s common stock in connection with a loan from Pointe in the principal amount of $10,000,000.

       For  5,280,011     Against  209,375  Abstained  11,260

       Approved  by  96  %  of  the  votes  present  at  the  meeting.

11. To approve a proposal to issue shares of Telscape International, Inc.'s Class F preferred stock, par value $.001 per share, and warrants to purchase Telscape International, Inc.'s common stock in connection with a private placement to certain accredited investors.

       For  5,247,186     Against  242,950  Abstained  10,510

       Approved  by  95.4  %  of  the  votes  present  at  the  meeting.



ITEM  5.   OTHER  INFORMATION

                None.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  S-K

                  Included after signature page.

     (b)  REPORTS  ON  FORM  8-K

          Reports on Form 8-K were filed during the quarter for which this report is filed as follows:

               * June 16, 2000 Announcement of completion of the merger between Telscape International, Inc. and Pointe Communications Corporation and reporting the resulting change in control.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     TELSCAPE  INTERNATIONAL,  INC.



Date:  August 14, 2000           By:  /s/  Stephen  E.  Raville
                                    ----------------------------------
                                    Stephen  E.  Raville
                                    Chief  Executive  Officer


Date  August 14, 2000            By:  /s/  Peter  C.  Alexander
                                    ----------------------------------
                                    Peter  C.  Alexander
                                    Chief  Operating  Officer


Date:  August 14, 2000           By:  /s/  Richard  P.  Halevy
                                    ----------------------------------
                                    Richard  P.  Halevy
                                    Chief  Financial  Officer

                                INDEX OF EXHIBITS

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

  2.1       -     Amended and Restated Agreement and Plan of Merger dated as of December 31, 1999 by and among Telscape International,
                  Inc., Pointe Communications Corporation and Pointe
                  Acquisition, Corp. (Incorporated herein by reference to Exhibit 2.1 to the Company's Report on Form 10-K for the year ended December 31, 1999)

  3.1       -     Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)

  3.2       -     Bylaws of the Registrant, as amended (filed as Exhibit
                  3.2 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  3.3       -     Articles of Incorporation of Polish Microwave, Inc.
                  (filed as Exhibit 3.3 to the Company's Registration Statement
                  No. 33-80542-D and incorporated herein by reference)

  3.4       -     Bylaws of Polish  Microwave, Inc. (filed as Exhibit 3.4 to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  3.5       -     Contract of Limited Liability Company of DTS/ZWUT (filed
                  as Exhibit 3.5 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)

 *3.6       -     Amendment to the Company's Articles of Incorporation
                  as filed June 2, 2000.

  4.1       -     Form of Certificate evidencing Common Stock (filed as
                  Exhibit 4.1 to the Company's Registration Statement No.
                  33-80542-D and incorporated herein by reference)

  4.2       -     Form of Warrant Agreement between American Stock Transfer
                  & Trust Company and the Company (filed as Exhibit 4.2 to the
                  Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

  4.3       -     Form  of  Warrant   Certificate   evidencing  the  Warrants
                  (filed as Exhibit 4.3 to the Company's Registration Statement
                  No. 33-80542-D and incorporated herein by reference)

  4.4       -     Form of Statement of the establishment of the Series B
                  non-voting, nonparticipating Preferred Stock (filed as Exhibit
                  4.1 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

  4.5       -     Certificate of Designation of Preferences, Rights and
                  Privileges of Class D Convertible Senior Preferred Stock
                  (filed as Exhibit 4.1 to the Company's periodic report on Form
                  8-K filed on June 16, 2000 and incorporated by reference)

  4.6       -     Certificate of Designation of Preferences, Rights and
                  Privileges of Class E Convertible Senior Preferred Stock
                  (filed as Exhibit 4.2 to Company's periodic report on Form
                  8-K filed on June 16, 2000 and incorporated by reference)

 *4.7       -     Certificate  of  Designation  of  Preferences,  Rights  and
                  Privileges  of Class F Convertible Senior Preferred Stock.

 10.1       -     Form of Representative's Warrants (filed as Exhibit 10.8
                  to the Company's Registration Statement No. 33-80542-D and incorporated herein by reference)

 10.2       -     Warrant Agreement between the Company and S.P. Krishna
                  Murthy (filed as Exhibit 10.13 to the Company's Report on Form
                  10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

 10.3       -     Form of Series A Common Stock Warrant (filed as Exhibit
                  10.4 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.4       -     Form of Series B Common Stock Warrant (filed as Exhibit
                  10.5 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.5       -     Form of Employment Agreement for Manuel Landa, Ricardo
                  Orea Gudino and Oscar Garcia Mora (filed as Exhibit 10.6 to the Company's Report on Form 10-QSB for the quarter ended
                  March 31, 1996 and incorporated herein by reference)

 10.6       -     Form of Non-Qualified Stock Option Certificate and
                  Agreement, as amended, for Manuel Landa, Ricardo Orea Gudino and Oscar Garcia Mora (filed as Exhibit 10.7 to the Company's
                  Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

                                       25

 10.7       -     Form of Series A Common Stock Warrant dated May 17, 1996
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

                                       26

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

                                       27

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

 10.37      -     Telscape 2000 Executive Market Value Appreciate Stock
                  Option Plan (filed as Exhibit 10.37 to the Company's registration statement No. 333-36882 and incorporated by reference)

 10.38      -     Telscape 2000 Non-Employee Director Stock Option Plan
                  (filed as Exhibit 10.38 to the Company's registration statement No. 333-36882 and incorporated by reference)

 10.39      -     Telscape 2000 pay for Performance Stock Option Plan (filed as
                  Exhibit 10.39 to the Company's registration statement No.
                  333-36882 and incorporated by reference)

 10.40      -     Telscape 2000 Incentive Stock Option Plan (filed as Exhibit
                  10.40 to the Company's registration statement No. 333-36882 and incorporated by reference)

 10.40      -     Telscape 2000 Executive Long-Term Stock Option Plan (filed as
                  Exhibit 10.41 of the Company's registration statement No.
                  333-36882 and incorporated by reference)

*27.1       -     Financial Data Schedule 2000
----------------
* Filed herewith