Form 10-Q
period 2000-09-30
TELSCAPE INTERNATIONAL INC
filed 2000-11-20
CIK 925928

TELSCAPE INTERNATIONAL, INC.



                              FILING  TYPE:    10-Q
                              DESCRIPTION:     QUARTERLY  REPORT
                              FILING  DATE:    NOV  20,  2000
                              PERIOD  END:     SEP  30,  2000


                        PRIMARY  EXCHANGE:     NASDAQ  -  NATIONAL  MARKET
                                               SYSTEM
                                   TICKER:     TSCP

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

(Mark  One)

[ X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  quarterly  period  ended  September  30,  2000

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


                      1325 NORTHMEADOW PARKWAY, SUITE 110
                             ROSWELL, GEORGIA 30076
                    (Address of Principal Executive Offices)

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2000: 20,819,444



                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                      TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                       (Unaudited)

                                                           September 30,   December 31,
                                                               2000           1999
                                                           --------------  -------------
CURRENT ASSETS:
Cash and cash equivalents                                 $   10,028,219   $ 21,219,684
Restricted cash                                                  284,000        542,913
Accounts receivable, net of allowance
 for doubtful accounts of $4,244,180 and  $1,508,458          17,239,939      3,639,378
Notes receivable, net                                            594,899      2,270,750
Inventory, net                                                 4,705,717      1,742,543
Prepaid expenses and other                                     6,038,359        629,787
                                                           --------------  -------------

  Total current assets                                        38,891,133     30,045,055
                                                           --------------  -------------

PROPERTY AND EQUIPMENT, at cost:                             131,213,985     31,145,082
Accumulated depreciation and amortization                    (19,973,369)    (6,827,740)
                                                           --------------  -------------
  Property and equipment, net                                111,240,616     24,317,342
                                                           --------------  -------------


OTHER ASSETS:

Goodwill, net                                                119,029,121     17,237,653
Acquired customer bases, net                                  15,286,918        890,271
Licenses and other intangibles, net                           51,191,831      1,723,225
Other                                                          7,380,222      2,676,217
                                                           --------------  -------------

      Total other assets                                     192,888,092     22,527,366
                                                           --------------  -------------

      TOTAL ASSETS                                         $ 343,019,841   $ 76,889,763
                                                           ==============  =============


           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.

                         TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                         AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                        (Unaudited)

                                                           September 30,    December 31,
                                                                2000           1999
                                                           --------------  --------------
CURRENT LIABILITIES:
Current portion of notes payable and lease obligations     $  81,198,835   $   6,038,032
Accounts payable                                              35,527,839       6,233,914
Accrued liabilities                                           21,607,957       6,132,570
Unearned revenue                                               6,047,646       1,514,328
                                                           --------------  --------------
  Total current liabilities                                  144,382,277      19,918,844
                                                           --------------  --------------

LONG-TERM LIABILITIES:
Capital and financing lease obligations, notes payable
  and other long term obligations                              7,383,659      12,134,234
                                                           --------------  --------------

MINORITY INTEREST                                                      -       2,014,959
                                                           --------------  --------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares
  authorized, 348,385 outstanding                                    348             181
Common stock, $0.001 par value; 100,000,000 shares
  authorized, 20,819,444 outstanding                              20,819             517
Additional paid-in-capital                                   350,765,160     136,370,654
Accumulated deficit                                         (159,532,422)    (93,549,626)
                                                           --------------  --------------

  Total stockholders' equity                                 191,253,905      42,821,726
                                                           --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 343,019,841   $  76,889,763
                                                           ==============  ==============


           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.


                                    TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                     (UNAUDITED)

                                                        Three  Months  Ended                Nine  Months  Ended
                                                            September  30,                      September  30,
                                                       2000              1999             2000             1999
                                                  ---------------  ---------------  ---------------  ---------------
REVENUES                                          $  $35,579,528   $   12,965,450   $   71,438,099   $   37,673,042
                                                  ---------------  ---------------  ---------------  ---------------
COSTS AND EXPENSES:
   Cost of services and products                      31,327,746       12,504,624       63,923,967       34,885,784
   Selling, general, and administrative expenses      15,548,891        4,869,379       29,541,866       11,576,811
   Restructuring                                       2,600,591                -        2,600,591                -
   Depreciation and amortization                       8,299,989        1,109,634       13,126,050        3,221,028
                                                  ---------------  ---------------  ---------------  ---------------
   Total costs and expenses                           57,777,217       18,483,637      109,192,474       49,683,623
                                                  ---------------  ---------------  ---------------  ---------------

OPERATING LOSS                                       (22,197,689)      (5,518,187)     (37,754,375)     (12,010,581)

INTEREST EXPENSE, net                                 (3,409,206)      (1,033,467)      (3,851,897)      (3,657,523)
OTHER INCOME, net                                        451,880           15,532        1,009,034           15,532
                                                  ---------------  ---------------  ---------------  ---------------

NET LOSS BEFORE INCOME TAXES                         (25,155,015)      (6,536,122)     (40,597,238)     (15,652,572)
INCOME TAX BENEFIT                                             -                -                -                -
                                                  ---------------  ---------------  ---------------  ---------------

NET LOSS                                             (25,155,015)      (6,536,122)     (40,597,238)     (15,652,572)
Beneficial conversion charge                                   -                -      (19,059,218)     (22,174,075)
Preferred stock dividend                              (2,701,580)        (928,188)      (6,326,335)      (1,375,574)
                                                  ---------------  ---------------  ---------------  ---------------
Net loss available
  to common stockholders                            $(27,856,595)     $(7,464,310)    $(65,982,791)    $(39,202,221)
                                                  ===============  ===============  ===============  ===============
Basic and diluted
  net loss per share                                      $(1.34)          $(0.73)          $(4.21)          $(3.86)
                                                  ===============  ===============  ===============  ===============
Shares used in computing
  net loss per share                                  20,725,570       10,191,160       15,658,894       10,158,694
                                                  ===============  ===============  ===============  ===============


           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.


                                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS  ENDED SEPTEMBER 30, 2000 AND 1999
                                                   (UNAUDITED)

                                                                                Nine  Months Ended September 30,
                                                                                   2000             1999
                                                                               ---------------  ---------------
OPERATING ACTIVITIES:
  Net loss                                                                     $  (40,597,238)  $  (15,652,572)
                                                                               ---------------  ---------------
  Adjustments to reconcile net loss to net cash
   used in operating activities (excluding effects of purchase acquisition):
    Depreciation and amortization                                                  13,126,050        3,221,028
    Bad debt expense                                                                  411,054          203,413
    Amortization of discounts on debt and lease
     obligations                                                                    1,052,452        2,302,531
    Non-cash stock compensation                                                       106,794                -
    Non-cash restructuring charge                                                     526,504                -
    Other                                                                                   -          (64,550)
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                      (1,557,296)      (1,196,874)
     Accounts receivable - affiliate, net                                                   -         (155,866)
     Notes receivable, net                                                            175,851         (690,030)
     Inventory, net                                                                  (510,840)        (800,888)
     Other prepaid expenses and other                                                (521,333)      (1,755,746)
     Accounts payable, accrued and other liabilities                                4,558,900          587,265
     Accounts payable - affiliate                                                           -          (68,000)
     Unearned revenue                                                                (561,572)        (719,823)
                                                                               ---------------  ---------------
        Total adjustments                                                          16,806,564          862,460
                                                                               ---------------  ---------------
        Net cash used in operating activities                                     (23,790,674)     (14,790,112)
                                                                               ---------------  ---------------


INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (28,100,101)      (3,647,733)
  Restricted cash                                                                     258,913         (557,028)
  Cash received (paid) from acquisition                                             3,125,122         (137,140)
  Cash paid for intangibles                                                          (860,084)               -
  Repayment of intercompany debt by deconsolidated subsidiary                       1,909,596                -
  Reduction in cash due to deconsolidation of subsidiary, net                        (350,295)               -
  Other                                                                             1,103,207                -
                                                                               ---------------  ---------------
        Net cash used in investing activities                                     (22,913,642)      (4,341,901)
                                                                               ---------------  ---------------

FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options                                    3,525,658                -
  Proceeds from issuance of preferred stock, net                                   27,733,965       28,068,784
  Proceeds from leases and notes payable                                            7,973,306       22,640,481
  Repayments of leases and notes payable                                           (3,720,078)      (1,627,563)
                                                                               ---------------  ---------------
        Net cash provided by financing activities                                  35,512,851       49,081,702
                                                                               ---------------  ---------------
CHANGE IN CASH AND CASH EQUIVALENTS                                               (11,191,465)      29,949,689
CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                              21,219,684        1,255,199
                                                                               ---------------  ---------------
  END OF PERIOD                                                                $   10,028,219   $   31,204,888
                                                                               ===============  ===============


Supplemental disclosure of cash flow information:
------------------------------------------------
Cash paid for:
Interest                                                                       $    1,265,707   $      740,511
Taxes                                                                                 793,521                -


           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

                          TELSCAPE INTERNATIONAL, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

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

CONCENTRATION  OF  RISK  -  MEXICO

     Mexico has experienced periodic economic crises resulting from sudden, significant devaluations of the Mexican peso. The last such devaluation of the Mexican peso in late 1994 caused Mexico to experience an economic crisis characterized by exchange rate instability, increased inflation, high domestic interest rates, reduced consumer purchasing power and high unemployment. Consequently, the Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions could have a significant effect on Mexican companies, including the Company's customers, and overall market conditions.

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

2.   PRIOR  YEAR  PRESENTATION
     -------------------------

     Prior year Balance Sheets and Statements of Operations are based upon Pointe Communications Corporation due to the purchase accounting method used to record the merger (see Note 6 for further discussion). Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

3.   RESTRUCTURING  CHARGE
     --------------------

     In the third quarter of 2000, the Company recorded a charge of approximately $2.6 million to restructure its call center and prepaid calling card operations in Mexico and Houston, Texas as well as administrative functions at both locations. The restructuring included facilities closures and certain employee terminations. Severance benefits have been provided for 216 employees terminated at the following locations and functions:

                               Number
Location  /  Function       of  Employees
---------------------       -------------

MEXICO
Prepaid  Calling  Card          26
Enterprise                      34
Call  Center                    37
Administrative  and  other      64


U.S.
Network  Operations            12
Administrative                 12
Prepaid  Calling  Card         21
Call  Center                   10
                              ---
Total                         216
                              ===

     All 216 employees were terminated as of September 30, 2000. The Company recorded lease terminating costs of approximately $204,000 principally related to redundant administrative and call center facilities in Texas. Lease terminating costs of approximately $198,000 were expensed related to administrative operations in Mexico.

     Charges for restructuring for the three months ended September 30, 2000, and accrued restructuring at September 30, 2000, are as follows (in thousands):

                                     Expensed
                                 Three Months Ended                    Accrued Costs
                                 September 30, 2000    Incurred     September 30, 2000
                                 ------------------    --------     ------------------
Severance for terminated
  employees                      $           1,347     $  (396)     $             951
Facilities closures                            403           -                    403
Dedicated lines discontinued                   268           -                    268
Termination of public relations
  Agreement                                    583        (527)                    56
                                 ------------------                 ------------------
                                 $           2,601                  $           1,678
                                 ==================                 ==================


4.   EARNINGS  PER  SHARE
     --------------------

     Basic net earnings per share is computed using the weighted average number of shares outstanding. Diluted net earnings per share is computed using the weighted average number of shares outstanding, adjusted for potential common shares, when dilutive. For the periods presented, the effect of potential common shares was antidilutive; as a result, basic and diluted net loss per share are the same. The differences between net loss and net loss available to common stockholders are 1) the beneficial conversion charge incurred with respect to the issuance of Class F and Class D (formerly Pointe Class A) Senior Convertible Preferred Stock during the second quarter of 2000 and 1999, respectively (see
Note 10), and 2) the payment of dividends issued on Class D, E (Formerly Pointe Class A and B) and F Preferred Stock during the periods presented. The Company paid the dividends in additional shares of Preferred Stock.

5.   INCOME  TAXES
     -------------

     There was no provision for income taxes for the three or nine months ended September 30, 2000 and 1999, respectively, as the Company had net losses for 1999 and anticipates a net loss for the year ended December 31, 2000. One of the Company's foreign subsidiaries has prepaid certain taxes related to its Mexico operations.

6.   MERGERS  &  ACQUISITIONS
     ------------------------

     On June 2, 2000, Telscape International, Inc. completed a merger with Pointe Communications Corporation ("Pointe") in accordance with the December 31, 1999 Agreement and Plan of Merger ("Merger Agreement"). The merger was an all stock transaction in which each share of Pointe was exchanged for 0.223514 shares of Telscape common stock. The purchase method of accounting has been used to record the transaction under which Pointe is viewed as the acquirer for accounting purposes because its former shareholders own a majority of the combined company's shares. Therefore, the value of the Telscape common shares, options and warrants outstanding on the date of merger is treated as the consideration given in the merger. The value applied to the shares was based upon the market price on the date of the Merger Agreement. The Company is deemed to have issued 8,187,358 common shares at a value of $12.51 per share and 7,301,239 common stock equivalents valued under the Black-Scholes model at a weighted average price of $7.44. Due to the reverse merger accounting treatment, Pointe's balance sheet and results of operations have been used as the basis of these Balance Sheets and Statements. Telscape's operations from June 2, 2000 through September 30, 2000 are included in the consolidated results of operations.

     In conjunction with the merger, the Company recorded intangible assets of approximately $172,017,000 due to the purchase price exceeding the values of the tangible net assets acquired. After identifying the tangible assets and liabilities, the Company allocated the excess to identifiable intangible assets and the remainder to goodwill. Allocation of the purchase price among tangible and intangible assets was performed based upon information available at the time of acquisition and is subject to adjustment for up to one year after acquisition in accordance with Accounting Principles Board ("APB") Opinion No. 16. Amortization of these costs is included in depreciation and amortization in the accompanying statements of operations. The allocation of intangible assets and their respective amortization periods are as follows:


     INTANGIBLE                     AMOUNT            ESTIMATED  LIFE (YEARS)
     ----------                 -------------         -----------------------
     Acquired Customer Base     $  17,202,000                     2
     License  and  other           51,605,000                  5-30
     Goodwill                     103,210,000                    20


     The following table presents the condensed unaudited consolidated balance sheet of Telscape on the merger date:


Current Assets                     $ 24,111,135
Property and Equipment, net          63,897,290
Other Long Term Assets, net          40,898,097
                                   ------------
Total Assets                       $128,906,522
                                   ============

Current Liabilities                $ 65,858,530
Long Term Liabilities                43,142,527
Stockholders' Equity                 19,905,465
                                   ------------
Total Liabilities and
  Stcokholders'Equity              $128,906,522
                                   ============

     The following table presents the unaudited pro forma consolidated results of operations of the Company as though the merger took place as of the beginning of each of the periods presented:

                                                 Nine  Months  Ended
                       Three  Months  Ended           September  30,
                        September 30, 1999        2000             1999
                       --------------------  ---------------  ---------------
Revenues               $        39,578,451   $  107,911,263   $  121,014,042

Net loss                       (15,206,122)     (53,185,292)     (39,889,572)

Net loss per share,
  basic and diluted    $             (1.49)  $        (3.40)  $        (3.93)


     The pro forma financial information does not purport to represent what the consolidated results of operations would have been if the purchase acquisition had in fact occurred on these dates, nor does it purport to indicate our future consolidated financial position or future consolidated results of operations. The pro forma adjustments are based on currently available information and certain assumptions that management believes to be reasonable.

7.   TELECOMMUTE  SOLUTIONS
     ----------------------

     During the quarter ended March 31, 2000, the Company's subsidiary Telecommute Solutions Inc. ("TCS"), completed a private placement of its Series B Convertible Preferred Stock for gross proceeds totaling approximately $19 million. The preferred stock is convertible into shares of TCS common stock and votes with common stockholders on an as-converted basis. Upon issuance of the Series B Preferred Stock, the TCS Series A convertible non-voting preferred stockholders converted their stock into TCS common stock. As a result of these transactions the Company's ownership of TCS was reduced from 100% to approximately 23%. Therefore, TCS is no longer a consolidated subsidiary and the Company will account for its ownership using the equity method. As of the date of deconsolidation, TCS's cumulative losses exceeded the Company's investment. Therefore, the investment account was a credit balance of approximately $3.5 million, which has been reclassed to additional paid in capital along with the minority interest related to the Class A preferred stock of approximately $2.0 million, in accordance with Staff Accounting Bulletin No.
51. TCS is in a net loss position and after the entries above, the Company's basis in the TCS investment is $0; therefore, the Company has recognized no income/loss during the first nine months of 2000.

8.   BUSINESS  SEGMENT  REPORTING
     ----------------------------

     Effective  January  1998,  the  Company adopted SFAS No.  131, "Disclosures
About Segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The Company has three reportable segments: CLEC/DLEC, International Long Distance (ILD) and Advanced Services. Revenues in CLEC Services are generated through subscription of Hispanic consumer and small to medium size business customers for the provision of local, long distance and Internet services in certain target markets in the United States. Revenues in the ILD Services segment are generated on a retail basis through the sale of pre-paid cards and on a wholesale basis through sales to other carriers. Revenues in the Advanced Services segment are generated from network solutions services, customer relationship management and broadband services and products. The Company provides CLEC Services to customers in the United States and ILD Services to customers in the United States and in Mexico. Advanced Services are provided to customers in the United States, Mexico and other parts of Latin America. Operating results by business segment are as follows:

                                        THREE  MONTHS  ENDED          NINE  MONTHS  ENDED
                                      9/30/00       9/30/99       9/30/00        9/30/99
                                    ------------  ------------  ------------  -------------
REVENUES:
---------
CLEC/DLEC                           $ 2,470,160   $ 1,304,425   $ 4,958,035   $  3,798,819
INTERNATIONAL LONG DISTANCE          25,199,618    11,661,025    54,926,297     33,874,223
ADVANCED SERVICES
     NETWORK SOLUTIONS                3,028,086             -     4,635,028              -
     CUSTOMER RELATIONSHIP MGT.       3,194,084             -     4,469,543              -
     BROADBAND SERVICES               1,687,580             -     2,319,928              -
TELECOMMUTE                                   -             -       129,268              -
                                    ------------  ------------  ------------  -------------
       TOTAL REVENUES                35,579,528    12,965,450    71,438,099     37,673,042
                                    ------------  ------------  ------------  -------------
COST OF SERVICES:
-----------------
CLEC/DLEC                             2,689,963     1,087,475     5,182,322      2,874,140
INTERNATIONAL LONG DISTANCE          25,009,512    11,417,149    53,216,928     32,011,644
ADVANCED SERVICES
     NETWORK SOLUTIONS                1,435,773             -     2,212,445              -
     CUSTOMER RELATIONSHIP MGT.       1,185,427             -     1,668,156              -
     BROADBAND SERVICES               1,007,071             -     1,512,264              -
TELECOMMUTE                                   -             -       131,852              -
                                    ------------  ------------  ------------  -------------
TOTAL COST OF SERVICES               31,327,746    12,504,624    63,923,967    34,885,784
                                    ------------  ------------  ------------  -------------

GROSS MARGIN
------------
CLEC/DLEC                              (219,803)      216,950      (224,287)       924,679
INTERNATIONAL LONG DISTANCE             190,106       246,876     1,709,369      1,862,579
ADVANCED SERVICES
     NETWORK SOLUTIONS                1,592,313             -     2,422,583              -
     CUSTOMER RELATIONSHIP MGT.       2,008,657             -     2,801,387              -
     BROADBAND SERVICES                 680,509             -       807,664              -
TELECOMMUTE                                   -             -        (2,584)             -
                                    ------------  ------------  ------------  -------------
TOTAL GROSS MARGIN                    4,251,782       460,826     7,514,132      2,787,258
                                    ------------  ------------  ------------  -------------

SELLING GENERAL & ADMINISTRATIVE
--------------------------------
CLEC/DLEC                             4,965,062       850,779     9,763,292      1,694,558
INTERNATIONAL LONG DISTANCE           2,608,523     1,753,693     6,013,842      4,635,611
ADVANCED SERVICES
     NETWORK SOLUTIONS                1,379,894             -     2,033,894              -
     CUSTOMER RELATIONSHIP MGT.       1,314,000             -     1,786,000              -
     BROADBAND SERVICES                 746,135             -       939,106              -
     ENABLE COMMERCE                    451,000             -       565,000              -
TELECOMMUTE                                   -       888,464       395,484      3,189,662
CORPORATE & NETWORK                   4,084,277     1,376,443     8,045,248      2,056,980

                                    ------------  ------------  ------------  -------------
       TOTAL SG&A                    15,548,891     4,869,379    29,541,866     11,576,811
                                    ------------  ------------  ------------  -------------
   RESTRUCTURING                      2,600,591             -     2,600,591              -
                                    ------------  ------------  ------------  -------------
   DEPRECIATION & AMORTIZATION        8,299,989     1,109,634    13,126,050      3,221,028
                                    ------------  ------------  ------------  -------------
          TOTAL COSTS AND EXPENSES   57,777,217    18,483,637   109,192,474     49,683,623
                                    ------------  ------------  ------------  -------------

OPERATING LOSS                     $(22,197,689)  $(5,518,187) $(37,754,375)  $(12,010,581)
                                    ============  ============  ============  =============

9.   NOTES  PAYABLE
     --------------

     On September 29, 2000, the Company, along with its subsidiaries, Telereunion S.A. de C.V., Telereunion International, S.A. de C.V., Telereunion, Inc., Telscape USA, Inc., MSN Communications, Inc., Interlink Communications, Inc., TSCP International, Inc., Vextro De Mexico S.A. de C.V., and its wholly owned subsidiary, Servicios Corporativos Vextro, S.A. de C.V., Telscape de Mexico S.A. de C.V., N.S.I. S.A. de C.V., Lan and
Wan S.A. de C.V. and M.S. Noticias y Telecomunicaciones, S.A. de C.V. signed a credit agreement with GE Capital Corp. (the "GECC Credit Agreement"). The GECC Credit Agreement provides for up to $60 million in financing under long-term repayment terms. In September 2000, the Company borrowed approximately $56 million. We used $1.3 million to repay a note payable to a bank, $3.5 million and $40 million to repay in full accrued interest and principal, respectively, on the 1999 Lucent Credit Agreement, $10.6 million to pay outstanding payables, and $1.6 million for debt costs associated with the GECC borrowing. The Company received no net cash proceeds from this initial borrowing.

     In conjunction with the repayment of the 1999 Lucent Credit Agreement, the Company wrote off approximately $656,000 of deferred loan costs that related to this debt.

     The GECC Credit Agreement requires no payments for the first year and interest-only payments for the second year. Beginning October 2002, the agreement requires nine semiannual principal payments, including prior accrued interest of approximately $5.2 million, plus current interest. The agreement bears interest at a per annum rate of LIBOR plus a margin of 5.8% initially which increases to 7.3 % by the fifth year (12.3 % at September 30, 2000). In conjunction with the extension, the Company issued additional warrants to purchase 710,314 shares of common stock for a period of six years at a strike price of $2.53. The warrants were valued at approximately $1.0 million and were recorded as a discount on the notes to be amortized over the 6.5 year term.

     In September 2000, the Company signed a financing agreement with NTFC Capital Corporation ("NTFC"), a financing arm of GECC, for new funding of up to $16 million. The Company used part of the initial proceeds of $13.5 million to repay $13.2 million of accounts payable related to equipment for the U.S. CLEC / DLEC operations and to pay $0.3 million of loan costs. The agreement bears interest at Libor plus a margin of 5.0% (11.5% at September 30, 2000)and requires no payments the first year, then interest only payments until September 30, 2002, then 20 quarterly principal and interest payments until September 30, 2007. Interest accrued during the no payment period is added to the principal balance.

     On January 11, 1999, the Company signed a financing arrangement with NTFC which provided for funding of equipment purchases of up to $7.0 million. The Company borrowed $5.6 million pursuant to this agreement. As of the end of the second quarter 2000, the Company was not in compliance with certain financial covenants under this loan facility. In September 2000, the Company reset the financial covenants included in the note to mirror the GECC and NTFC credit agreements discussed above. This note bears interest at 10.8% per annum and is due in four interest only payments through January 1, 2000, then quarterly principal payments of $350,000 plus interest until January 2005.

     On October 22, 1999, the Company signed a loan agreement with Lennox Invest Ltd. ("Lennox"), a BVI Corporation, which provided for funding of up to $10.0 million. A total of $1.5 million has been funded on this facility, which bears interest at 10% per annum. Interest on each note is to be paid at maturation of the respective note, which occurs six months after the date of each note. Of the $1.5 million funded under the facility, $1.0 million matured on April 19, 2000, and $0.5 million matured on April 26, 2000. Lennox and the Company agreed to extend the notes an additional six months from the original maturity dates and again until November 30, 2000. In conjunction with the extension, the Company issued additional warrants to purchase 178,288 shares of common stock for a period of three years at a strike price of $7.00. The warrants were valued at $72,049 and were recorded as a discount on the note amortized to interest expense over the six month extended maturity. The notes matured on October 22, 2000, and the Company is currently negotiating an extension.
However the Company has not reached terms and is currently in default additionally the Company's debt obligation for $500,000 to Scott Christ also matured on November 8, 2000. The Company is currently in negotiations with both Lennox and Mr. Christ to extend the term. These defaults create a cross default on the GECC facilities which if not cured make the GECC loans current.

     As of September 30, 2000, the Company was not in compliance with the revenue covenants contained in the GECC and NTFC credit facilities discussed above. The Company was granted waivers of the covenant defaults by GECC. Additionally, the Company was obligated to obtain certain waivers and consents from third parties (including landlords, carriers, vendors, banks, etc.) by October 31, 2000. As of October 31, 2000, not all of the required consents had been obtained, and GECC extended the required date to November 30, 2000. Certain of the consents remain open, and the Company is working in good faith to obtain them; however there can be no assurance that we will obtain them on time and, if not, the Company will need to request an additional extension from GECC.

10.  EQUITY
     ------

     In  conjunction  with  the  merger  with  Pointe, Telscape issued 11,404.84 shares of Class D Preferred Stock with a face value of approximately $34.2 million and 7,630.23 shares of Class E Preferred Stock with a face value of approximately 22.9 million ("Class D Preferred Stock" and "Class E Preferred Stock"), to the former holders of Pointe Communications Corporation Class A and B Senior Convertible Preferred Stock, respectively. The terms of the Class D and E Preferred Stock are the same as the former Pointe Communications Corp. Class A and B Senior Convertible Preferred Stock in all material respects except that the conversion price has been adjusted for the exchange ratio of
0.223514 shares of underlying Pointe common stock for each share of underlying Telscape common stock.

     Also in conjunction with the merger with Pointe, Telscape raised $29,575,000 and exchanged an additional $2,000,000 of debt (the senior notes described in footnote 9) for equity in a private offering of its newly designated Class F Convertible Senior Preferred Stock ("Class F Preferred Stock"). The Class F Preferred Stock has a stated value (and also a liquidation value) of $100.00 per share and was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). In connection with this offering, the Company authorized the issuance of 315,750 shares of the Class F Preferred Stock which are potentially convertible into an aggregate of 3,850,610 shares of Telscape's common stock. Additionally, in connection with the private placement, the Company authorized the issuance of warrants to purchase 1,925,305 shares of Telscape's common stock. The Class F Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Class F Preferred Stock at the Company's discretion. Each share of Class F Preferred Stock is convertible at the option of the holder into common stock at a conversion price of $8.20 per share (subject to adjustment for certain diluting issues) at any time while the Class F Preferred Stock remains outstanding. The Company has reserved the right to cause the holders of Class F Preferred Stock to convert their shares if Telscape enters into a public offering of Telscape's common stock or if after one year from issuing the Class F Preferred Stock, (1) Telscape's common stock is trading on the New York Stock Exchange, the Nasdaq National Market or the American Stock Exchange, (2) the common stock shall have traded for a period of 20 consecutive trading days at a price of $15.00 (or the adjusted figure after any stock split, stock dividend, reverse stock split or similar recapitalization event), and (3) the cumulative average daily trading volume in that period is at least $3,000,000. Telscape shall be required to exchange all of the Class F Preferred Stock for shares of Common Stock on the seventh anniversary of the issue date of the Class F Preferred Stock; provided that the shares of common stock to be issued have been registered and listed on each securities exchange, over-the-counter market or on the Nasdaq National Market on which similar securities issued by Telscape are then listed.

     The warrants issued give the holders the right to purchase 1,925,306 shares of Telscape's common stock. The warrants terminate on the fifth anniversary of the date of issuance. The exercise price of the warrants is $10.00 per share, subject to adjustment in the same manner as the Class F Preferred Stock for any event that changes the number of outstanding shares of Telscape's common stock. A cashless exercise option is also available to warrant-holders. If the market price of the common stock is equal to at least $15.00 per share (as adjusted for stock splits, recapitalizations, mergers, consolidations and other similar events) for 20 consecutive trading days, Telscape has the right to cause the warrant holders to exercise the warrants. The Company is obligated to file a registration statement to register the shares underlying the Class F Preferred Stock within 150 days of the closing date.

     In conjunction with the issuance of the Class F Preferred Stock, the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in the Emerging Issues Task Force ("EITF") 98-5. The proceeds received in conjunction with the issuance were first allocated to the $11.1 million fair value of the warrants, as calculated using the Black-Scholes model. The remaining proceeds of $20.5 million were allocated to the Class F Preferred Stock. This amount was then compared to the fair market value of the shares underlying the Class F Preferred Stock of $39.5 million, determined by multiplying the number of shares by the market price on the date of issuance of $10.25. The difference of $19.0 million has been recognized as a beneficial conversion feature on the Preferred Stock and recorded as a non-operating non-cash charge directly to accumulated deficit and an increase in additional paid in capital.

    In September 2000, for consideration of Lucent Technologies, Inc. ("Lucent") facilitating the GECC agreement, the Company issued to Lucent 710,314 warrants to purchase shares of the Company's common stock at an exercise price of $2.53 per share. These warrants have a fair value of approximately $1 million, and we will amortize the expense over six years, the term of the GECC Credit Agreement. Also in September, for consideration with extension of the Lennox loan, the Company issued 178,288 warrants to purchase shares of common stock at an exercise price of $7.00 per share.

11.  COMMITMENTS
     -----------

     The Company has signed agreements in which it will swap some of the capacity available on its Mexican network with capacity available on other carriers networks. Some of these swap agreements require that the Company pay some additional monies in addition to the actual facilities exchange. The Company has committed to approximate payments of $2,140,000 in the fourth quarter of 2000 and $4,279,000 in fiscal year 2001 under such swap agreements.

12.  ACCOUNTING  STANDARDS
     ---------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." These statements require all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments and are effective for fiscal years beginning after June 15, 2000. We believe that these statements will not have a material financial impact upon our annual consolidated financial results.

     The FASB issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB
Opinion No. 25" which is effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a stock compensation plan qualifies as a non- compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation is not expected to have a significant impact on our financial statements.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company believes the adoption of SAB No. 101 will not have a material impact on future operating results.

12.  SUBSEQUENT EVENT
     ----------------

     On November 1, 2000, the Company agreed to transfer its Network Integration business in Mexico to REDES Empresariales, S.A. DE C.V. ("REDES"), a privately held company, for consideration of a 40% equity interest in REDES. Additionally, the Company has agreed to fund the future operations of REDES up to $500,000. This transaction will result in the transfer of the Network Integration operations and staff to REDES. However, the Company maintains the receivables and payables outstanding at the date of transfer and the inventory existing at the time of sale. The closing of this transaction is scheduled to occur November 30, 2000 and is subject to the approval of GECC as part of our loan requirements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE  MERGER
-----------

     On June 2, 2000, the merger between Telscape International, Inc. ("Telscape") and Pointe Communications Corporation ("Pointe") (the "Merger") was completed. In an all-stock transaction each share of Pointe common stock was exchanged for 0.223514 shares of Telscape common stock. Telscape issued 12,159,767 shares in the Merger. The issuance of shares resulted in a change of control of Telscape with the former Pointe shareholders receiving approximately 60% of Telscape's issued and outstanding shares in the Merger. We believe that the merger of the combined companies creates one of the leading providers of bundled communications services in the U.S.
Hispanic and paired-Latin American markets. Some of the benefits of the combined companies are:

-     An  experienced  management  team  with  a  significant  Latin  component.

- Creates an integrated communications provider catering to Hispanics in both the US and Latin America.

- Infrastructure-based strategy utilizing a "Smart Build" approach including a fiber optic network under construction in Mexico.

-     Greater  critical  mass,synergies  and  cost  savings.

- One of the few companies that can compete in the U.S. and Latin America as one company.

- Combined company strategy addresses rapidly growing and deregulating markets with significant competitive opportunities.


BUSINESS  UNIT  ALIGNMENT:
--------------------------

     The combined Company has restructured into three distinctive business units including Advanced Services, CLEC/DLEC and International Long Distance ("ILD"), allowing crisper focus, metric management and orderly go to market initiatives(see Note 8 to the Company's unaudited consolidated financial statements for business segment financial information). The Advanced Services business unit will build upon the Mexican network assets to grow its technical outsourcing and network management services business in the US and Mexico.
Equally important, with the fiber network in place, Telscape will have a competitive advantage offering ISP backbone services providing eCommerce transport and voice, data and Internet services via its own fiber and its satellite communication network, where certain geographic limitations prevent the installation of wire or cable. The Company's CLEC/DLEC Services unit provides local, long distance, and Internet services to targeted U.S. Hispanic markets. By positioning itself as a one stop offering with full Spanish and English support, Telscape believes it is exclusively aiming at a largely under served US market segment. The CLEC/DLEC unit has opened operations to date in Los Angeles, Miami, and San Diego and expects to open, Houston, San Francisco, New York, Chicago, Dallas and San Juan over the next six quarters, covering just over 19 million Hispanics in the United States. Telscape's International Long Distance ("ILD") Services unit offers a broad array of traditional telecom services, including wholesale services, prepaid services and other interconnect services in the United States and Mexico.

CLEC/DLEC  DEPLOYMENT
---------------------

     One of Telscape's key strategic elements is the implementation of its CLEC/DLEC operations in the major niche Hispanic markets across the United States. Telscape offers consumers and commercial customers a comprehensive one-stop shop solution to the Hispanic community for basic and enhanced telecommunication needs, including local, domestic and international long distance, and Internet services. Supporting this effort is an aggressive marketing strategy, including direct marketing, telemarketing, print and broadcast advertising and retail Telemercardos. Initial results indicate positive acceptance within the Hispanic community and significant potential for future sales.

MEXICO  NETWORK  DEPLOYMENT
---------------------------
     Telscape's Mexican subsidiary Telereunion, S.A. de C.V., has completed the construction of its state-of-the-art Fiber Optic network in Mexico and is currently interconnected with Telmex and serving 12 cities. We expect to interconnect the remaining 10 cities on the network with Telmex to bring the total to 22 by end of fiscal year 2000. Once fully established, Telscape will have a fiber network with approximately 4,100 kilometers across Mexico, covering most major cities including Mexico City, Monterrey and Puebla, representing more than 25 million people and about one-third of the total telephone lines in Mexico, which we anticipate will occur by the end of 2000. This network will allow the Company to transition its business in Mexico from provisioning of network equipment to bundling of telecommunications services, including voice and data, focused primarily on small and medium size businesses as well as wholesaling fixed and variable network capacity to other telecommunication providers. Additionally, the most immediate effect the network is expected to have is to reduce the cost of its ILD traffic terminating in Mexico, which is the terminating point of the majority of this segment's traffic. This will serve to improve the Company's overall margin as revenue shifts to higher margin Advanced Services products and margins improve on its lower margin ILD business.

CORPORATE  RESTRUCTURING  INITIATIVES
-------------------------------------

In order to eliminate certain redundant operations and to maximize the synergies arising out of the Merger, the Company is aggressively assessing the possible sale or disposal of certain non-core assets, which may not be strategic to future growth or margin sustainability.

     We are currently in discussions with interested parties regarding the sale of our satellite and prepaid phone card businesses. Selling these operations will generate cash proceeds to invest in and allow management to concentrate more energy on our Mexican network operations and the U.S. CLEC / DLEC operations. While there can be no assurances, we anticipate that these measures will result in reducing overall negative EBITDA not only from the elimination of the businesses but also from the reduction of the corporate overhead needed to support these operations. While we have no firm commitments for the sale of the satellite and prepaid businesses, we expect to consumate these sales during the fourth quarter of 2000 but there can be no assurance that they will close timely or at all.

     In the third quarter of 2000, the Company recorded a charge of approximately $2.6 million to restructure its call center and prepaid calling card operations in Mexico and Houston, Texas as well as administrative functions at both locations. The restructuring included facilities closures and certain employee terminations. Severance benefits have been provided for 216 terminated employees. The Company recorded lease terminating costs of approximately $204,000, principally related to redundant administrative and call center facilities in Texas. Lease terminating costs of approximately $198,000 were expensed related to administrative facilities in Mexico.

     In addition, management continues to implement policies and procedures throughout the Company with the intention of continuing to reduce expenses and improve margins.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet the capital requirements associated with its expansion plans.

RESULTS  OF  OPERATIONS

     The following table sets forth certain financial data for the three and nine months ended September 30, 2000 and 1999. Operating results for any period are not necessarily indicative of results for any future period.

                                      THREE  MONTHS  ENDED          NINE  MONTHS  ENDED
                                      9/30/00       9/30/99       9/30/00        9/30/99
                                    ------------  ------------  ------------  -------------
REVENUES:
---------
CLEC/DLEC                           $ 2,470,160   $ 1,304,425   $ 4,958,035   $  3,798,819
INTERNATIONAL LONG DISTANCE          25,199,618    11,661,025    54,926,297     33,874,223
ADVANCED SERVICES
     NETWORK SOLUTIONS                3,028,086             -     4,635,028              -
     CUSTOMER RELATIONSHIP MGT.       3,194,084             -     4,469,543              -
     BROADBAND SERVICES               1,687,580             -     2,319,928              -
TELECOMMUTE                                   -             -       129,268              -
                                    ------------  ------------  ------------  -------------
       TOTAL REVENUES                35,579,528    12,965,450    71,438,099     37,673,042
                                    ------------  ------------  ------------  -------------


COST OF SERVICES:
-----------------
CLEC/DLEC                             2,689,963     1,087,475     5,182,322      2,874,140
INTERNATIONAL LONG DISTANCE          25,009,512    11,417,149    53,216,928     32,011,644
ADVANCED SERVICES
     NETWORK SOLUTIONS                1,435,773             -     2,212,445              -
     CUSTOMER RELATIONSHIP MGT.       1,185,427             -     1,668,156              -
     BROADBAND SERVICES               1,007,071             -     1,512,264              -
TELECOMMUTE                                   -             -       131,852              -
                                    ------------  ------------  ------------  -------------
TOTAL COST OF SERVICES               31,327,746    12,504,624    63,923,967    34,885,784
                                    ------------  ------------  ------------  -------------

GROSS MARGIN
------------
CLEC/DLEC                              (219,803)      216,950      (224,287)       924,679
INTERNATIONAL LONG DISTANCE             190,106       246,876     1,709,369      1,862,579
ADVANCED SERVICES
     NETWORK SOLUTIONS                1,592,313             -     2,422,583              -
     CUSTOMER RELATIONSHIP MGT.       2,008,657             -     2,801,387              -
     BROADBAND SERVICES                 680,509             -       807,664              -
TELECOMMUTE                                   -             -        (2,584)             -
                                    ------------  ------------  ------------  -------------
TOTAL GROSS MARGIN                    4,251,782       460,826     7,514,132      2,787,258
                                    ------------  ------------  ------------  -------------

SELLING, GENERAL & ADMINISTRATIVE
---------------------------------
CLEC/DLEC                             4,965,062       850,779     9,763,292      1,694,558
INTERNATIONAL LONG DISTANCE           2,608,523     1,753,693     6,013,842      4,635,611
ADVANCED SERVICES
     NETWORK SOLUTIONS                1,379,894             -     2,033,894              -
     CUSTOMER RELATIONSHIP MGT.       1,314,000             -     1,786,000              -
     BROADBAND SERVICES                 746,135             -       939,106              -
     ENABLE COMMERCE                    451,000             -       565,000              -
TELECOMMUTE                                   -       888,464       395,484      3,189,662
CORPORATE & NETWORK                   4,084,277     1,376,443     8,045,248      2,056,980

                                    ------------  ------------  ------------  -------------
       TOTAL SG&A                    15,548,891     4,869,379    29,541,866     11,576,811
                                    ------------  ------------  ------------  -------------
   RESTRUCTURING                      2,600,591             -     2,600,591              -
                                    ------------  ------------  ------------  -------------
   DEPRECIATION & AMORTIZATION        8,299,989     1,109,634    13,126,050      3,221,028
                                    ------------  ------------  ------------  -------------
          TOTAL COSTS AND EXPENSES   57,777,217    18,483,637   109,192,474     49,683,623
                                    ------------  ------------  ------------  -------------

OPERATING LOSS                      (22,197,689)   (5,518,187)  (37,754,375)   (12,010,581)

INTEREST EXPENSE, NET                (3,409,206)   (1,033,467)   (3,851,897)    (3,657,523)
OTHER INCOME                            451,880        15,532     1,009,034         15,532

                                    ------------  ------------  ------------  -------------
NET LOSS                            (25,155,015)   (6,536,122)  (40,597,238)   (15,652,572)

BENEFICIAL CONVERSION FEATURE                 -             -   (19,059,218)   (22,174,075)
PREFERRED DIVIDENDS                  (2,701,580)     (928,188)   (6,326,335)    (1,375,574)
                                   -------------  ------------  ------------  -------------

  NET LOSS AVAILABLE TO
       COMMON SHAREHOLDERS         $(27,856,595)  $(7,464,310) $(65,982,791)  $(39,202,221)
                                   =============  ============ =============  =============

NET LOSS PER SHARE -
BASIC AND DILUTED                  $      (1.34)  $     (0.73) $      (4.21)  $      (3.86)
                                   =============  ============ =============  =============

SHARES USED IN COMPUTING
NET LOSS PER SHARE                   20,725,570    10,191,160    15,658,894     10,158,694
                                   ============== ============ =============  =============

     The results of operations presented above are not comparable to the prior results of Telscape. Results set forth in this filing for the quarter and year to date present the results of operations of Pointe, which merged with Telscape on June 2, 2000. This purchase accounting treatment is mandated by accounting principals generally accepted in the United States because the majority of the equity of the combined companies is held by former Pointe shareholders. Accordingly, the results reflect the full quarter and year to date results of Pointe and the results of Telscape from the Merger date through September 30, 2000 only. The 1999 results are Pointe's only and do not reflect any Telscape results.

     Consolidated revenues for the combined lines of business for the three months ended September 30, 2000 and 1999 were $35,579,528 and $12,965,450 respectively, an increase of 22,614,078 or 174%. Gross margin totaled $4,251,782 or 12% for the quarter ended September 30, 2000 versus $460,826 or 4% for the same quarter in 1999. SG&A expenses for the quarters ended September 30, 2000 and 1999 were $15,548,891 and $4,869,379 or 44% and 38% as percentages of revenues, respectively. Operating loss for the quarter ended September 30, 2000, was $22,197,689 compared to $5,518,187 for the same quarter in 1999.

     During the nine months ended September 30, 2000, revenues were $71,438,099, an increase of $33,765,057 or 90%, from the same period in 1999. Gross Margin totaled $7,514,132 million or 11% for the nine months ended September 30, 2000 versus $2,787,258 or 7% for the nine months ended September 30, 1999. Year to date SG&A expenses for the periods ended September 30, 2000 and 1999 were $29,541,866 and $11,576,811 or 41% and 31% as percentages of revenues, respectively. Operating loss for the nine months ended September 30, 2000 was $37,754,375 compared to $12,010,581 for the same period in 1999.

     The increase in revenues came mainly in the International Long Distance and Advanced Services business segments principally as a result of the Merger. The CLEC business unit began selling a bundled package of local, long distance and Internet services to the Hispanic community in Los Angeles during the second quarter, Miami at the beginning of the third quarter and San Diego at the beginning of the fourth quarter. Prior to that, CLEC revenues were the result of prepaid local service in the Atlanta market and Internet access services primarily in the Houston market. Gross margin increased during the quarter as a result of increased revenue and also increased as a percentage of revenue primarily due to the change in product mix making higher margin Advanced Services a greater proportion of overall revenue. Overall margins and International Long Distance margins in particular are expected to improve as the Company completes the interconnection with Telmex of the Mexican Fiber Network. The interconnect agreement was signed during the second quarter 2000 and the last of the total 22 cities are expected to be physically interconnected during the fourth quarter 2000. CLEC margins were negative during the third quarter as a result of fixed start up costs incurred in advance of significant revenues and are expected to turn positive as additional customers are provisioned. SG&A expenses increased as a result of the Merger and as a result of the CLEC business segment increasing its selling and administrative costs in advance of introducing its bundled product offering. We began sales in Los Angeles during the second quarter and in Miami during the third quarter. We expect to open San Diego, Houston, San Francisco, New York, Chicago, Dallas and San Juan over the next six quarters.

     Basic and diluted net loss per share available to common shareholders includes non-operating, non-cash charges of $2,701,580, or $0.13 per share, and $928,188, or $0.09 per share, for the three months ended September 30, 2000 and 1999, and $25,385,553, or $1.62 per share, and $23,549,649, or $2.32 per share, for both the nine months ended September 30, 2000 and 1999. The charges relate to paid in kind dividends on the Class D, E, and F Senior Convertible Preferred Stock and beneficial conversion charges related to the issuance of Class D and F Senior Convertible Preferred Stock issued during the second quarter of 1999 and 2000 respectively. The beneficial conversion charge is a non-recurring, non-cash charge required under Emerging Issues Task Force ("EITF") Issue No. 98-5. The proceeds received in conjunction with the issuances were first allocated to the warrants attached to the Preferred Stock. The remainder of the proceeds were allocated to the Preferred Stock and compared to the theoretical value (based upon the quoted market price) of the common shares underlying the Preferred Stock. The excess of the market value of the underlying shares over the proceeds was taken as a one-time charge to retained earnings during each of the respective quarters.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had a net cash outflow from operating activities of $23.8 million and $14.8 million for the nine months ended September 30, 2000 and 1999, respectively. The increase from 1999 to 2000 is primarily the result of increases in operating losses.

     The Company used net $22.9 million in investing activities, principally to acquire $28.1 million of property and equipment for use mainly in the US CLEC operations in Los Angeles, Miami and San Diego and to build the Mexico network. This was offset by $3.1 million of cash acquired in the Merger between Pointe and Telscape. Additionally, we received $1.9 million in repayment of a loan to Telecommute Solutions, Inc., which was formerly a consolidated subsidiary but was deconsolidated during the first quarter of 2000 as a result of a private investment directly into Telecommute, which reduced the Company's ownership below fifty percent.

     The Company's financing activities for the year to date through September 30, 2000, generated a net $35.5 million mainly as a result of the issuance of Class F Senior Convertible Preferred Stock (see Note 10), which generated net proceeds of approximately $27.7 million. Additionally, the Company received $3.5 million in conjunction with the exercise of warrants and options and $4.3 million of net proceeds from leases and notes payable.

     As of September 30, 2000, the Company had unrestricted cash on hand of $10.0 million with a negative working capital balance of $105.5 million. During the third quarter 2000, we signed agreements to increase amounts available under our borrowing facilities.

 On September 29, 2000, the Company, along with its subsidiaries, Telereunion S.A. de C.V., Telereunion International, S.A. de C.V., Telereunion, Inc., Telscape USA, Inc., MSN Communications, Inc., Interlink Communications, Inc., TSCP International, Inc., Vextro De Mexico S.A. de C.V., and its wholly owned subsidiary, Servicios Corporativos Vextro, S.A. de C.V., Telscape de Mexico S.A. de C.V., N.S.I. S.A. de C.V., Lan and Wan S.A. de C.V. and M.S. Noticias y Telecomunicaciones, S.A. de C.V. signed a credit agreement with GE Capital Corp. (the "GECC Credit Agreement"). The GECC Credit Agreement provides for up to $60 million in financing under long-term repayment terms. In September 2000, the Company borrowed approximately $56 million. We used $1.3 million to repay a note payable to a bank, $3.5 million and $40 million to repay in full accrued interest and principal, respectively, on the 1999 Lucent Credit Agreement, $10.6 million to pay outstanding payables, and $1.6 million for debt costs associated with the GECC borrowing. The Company received no net cash proceeds from this initial borrowing.

     The GECC Credit Agreement requires no payments for the first year and interest-only payments for the second year. Beginning October 2002, the agreement requires nine semiannual principal payments, including prior accrued interest of approximately $5.2 million, plus current interest. The agreement bears interest at a per annum rate of LIBOR plus a margin of 5.8% initially which increases to 7.3 % by the fifth year (12.3 % at September 30, 2000). In conjunction with the extension, the Company issued an additional warrants to purchase 710,314 shares of common stock for a period of six years at a strike price of $2.53. The warrants were valued at approximately $1.0 million and were recorded as a discount on the notes to be amortized over the 6.5 year term. Approximately $4 million is remaining under the facility to be used for future equipment acquisitions or to capitalize interest.

     In September 2000, the Company signed a financing agreement with NTFC Capital Corporation ("NTFC"), a financing arm of GECC, for new funding of up to $16 million. The Company used part of the initial proceeds of $13.5 million to repay $13.2 million of accounts payable related to equipment for the U.S. CLEC / DLEC operations and to pay $0.3 million of loan costs. The agreement bears interest at Libor plus a margin of 5.0% (11.5% at September 30, 2000)and requires no payments the first year, then interest only payments until September 30, 2002, then 20 quarterly principal and interest payments until September 30, 2007. Interest accrued during the no payment period is added to the principal balance. Approximately $2.5 million is remaining under the facility to be used for future equipment acquisitions or to capitalize interest.

     On January 11, 1999, the Company signed a financing arrangement with NTFC which provided for funding of equipment purchases of up to $7.0 million. The Company borrowed $5.6 million pursuant to this agreement. As of the end of the second quarter 2000, the Company was not in compliance with certain financial covenants under this loan facility. In September 2000, the Company reset the financial covenants included in the note to mirror the GECC and NTFC credit agreements discussed above. This note bears interest at 10.8% per annum and is due in four interest only payments through January 1, 2000, then quarterly principal payments of $350,000 plus interest until January 2005.

     As of September 30, 2000, the Company was not in compliance with the revenue covenants contained in the GECC and NTFC credit facilities discussed above. The Company was granted waivers of the covenant defaults by GECC. Additionally, the Company was obligated to obtain certain waivers and consents from third parties (including landlords, carriers, vendors, banks, etc.) by October 31, 2000. As of October 31, 2000, not all of the required consents had been obtained, and GECC extended the required date to November 30, 2000. Certain of the consents remain open, and the Company is working in good faith to obtain them; however, there can be no assurance that we will obtain them on time and, if not, the Company will need to request an additional extension from GECC. The notes matured on October 22, 2000, and the Company is currently negotiating an extension. However the Company has not reached terms and is currently in default additionally the Company's debt obligation for $500,000 to Scott Christ also matured on November 8, 2000. The Company is currently in negotiations with both Lennox and Mr. Christ to extend the term. These defaults create a cross default on the GECC facilities which if not cured make the GECC loans current.

     Additionally, the Company received a second round commitment from a group of existing Telscape investors totaling $14 million. Final documentation is anicipacted during November 2000 with funding to occur prior to year end. The group includes TSG Capital, Sandler Capital, Oger Pensat, EGL Holdings, Fermor Investments and Cordova Capital. The Company also expects to consumate the proposed sales of its prepaid calling card and satellite divisions by year end, which is expected to generate cash proceeds for the Company's on-going operations.

     The Company has not generated net cash from operations for any period presented. We do not expect that cash flows from operations will be sufficient to meet anticipated capital expenditures and debt repayment requirements when they are due without additional financing. We intend to finance our growth, principal and interest obligations under existing debt obligations and additional capital investments required for our planned facilities expansion through vendor financing, the consumation of the equity financing and sale of business units discussed above and the sale of additional debt or equity securities. There can be no assurance that the above mentioned equity financing or asset sales will close as anticipated or at all or that we will be able to obtain additional financing on commercially reasonable terms, if at all, to fund losses generated from operations, to fund capital expenditures, to fund debt service obligations as they become due, or to fund strategic investment alternatives.

ACCOUNTING  STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." These statements require all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments and are effective for fiscal years beginning after June 15, 2000. We believe that these statements will not have a material financial impact upon our annual consolidated financial results.

     The FASB issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB
Opinion No. 25" which is effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a stock compensation plan qualifies as a non- compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation is not expected to have a significant impact on our financial statements.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company believes the adoption of SAB No. 101 will not have a material impact on future operating results.


UNCERTAINTIES

     We continue to face many risks and uncertainties, including general and specific market economic risks. Exploitation of opportunities presented by the United States CLEC and Mexican market are expected to require substantial capital. To the extent our Mexican subsidiaries do not have a positive net cash flow from operations for the remainder of 2000 or 2001, it can be expected that we would have to fund any shortfalls from our working capital or other external financing sources. In addition, any capital expenditures needed to expand operations of the Mexican subsidiaries would likely be funded out of the working capital of the parent corporation or through additional financing to the extent we can secure these. Any such funding would reduce the funds available to finance and expand our strategy to compete in the voice and advanced services businesses. Also, any economic crises in Mexico could result in the need to fund any cash flow shortfalls of our Mexican subsidiaries.

     As in any recently deregulated market, drastic changes and adjustments of regulations or changes in government policies may occur from time to time that will directly affect us. Our competitive position in the voice and advanced services markets depends heavily on the license granted by the Mexican government. Should this permit be revoked for whatever reason, we would be severely impaired in our ability to, or unable to, provide many of our telecommunications services.

     The international long distance market, although large and rapidly growing, is also very competitive. We compete in this market with companies that have greater experience and substantially greater resources, both financial and otherwise. Recently, competition in the industry has resulted in decreased prices that have impacted our revenues, margins andcash flow. In addition, we face certain additional risks in competing in thismarket, including changes in U.S. and foreign government regulations and telecommunications standards, dependence on strategic partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. In addition, we could be adversely affected by a reversal in the trend toward deregulation of telecommunication markets. We will be increasingly exposed to these risks as we expand our presence in this market. Our growth in this business is dependent on our ability to expand our capacity through investments in additional facilities or entering into termination arrangements with other carriers. There can be no assurance that we will be successful in raising the capital required to fund the additional facilities or to enter into such arrangements with other carriers, in which case our operations, the future growth in our business and our ability to compete effectively against competitors with significantly more resources could be materially adversely affected.


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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to financial market risks, including interest rate risk and foreign currency exchange risk. During the first nine months of 2000, there were no material changes in financial market risks except for the changes in the Mexican peso exchange rate to the U.S. dollar as described below.

                         FOREIGN  CURRENCY  EXCHANGE  RISK

     The Company conducts a significant amount of its operations in countries other than the United States. Its foreign currency exchange risk includes the following:

     In past years, the Mexico economy has had periods of exchange rate instability and peso devaluation. We conduct two of the three advanced services businesses in Mexico. Historically, a majority of its revenues in advanced services business are contracted in dollars or in pesos indexed to the dollar at the time of settlement. The products and services sold in the network solutions business lines are generally imported from the U.S. or other countries and are payable in dollars. The remaining operating costs in this segment are generally paid in pesos. The Company's major outsourcing contracts with the U.S. Embassy and the Ministry of Foreign Affairs generate revenues , which are collected in pesos, and costs, which are paid in pesos. In the broadband services, the Company generally collects its revenues in U.S. dollars and pays for its costs to provide these services in U.S. dollars.

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

     Over the last several years prior to 1999, the peso has experienced devaluations in the exchange rates to the U.S. dollar with 1999 being the first year in recent history in which the peso appreciated year over year. In the first nine months of 2000, the peso exchange rate remained virtually unchanged. Due to limited credit availability, the Company has not historically hedged its peso costs. In the future, as the Company's operations in Mexico increase, its peso denominated transactions may increase causing it to enter into hedging activities as credit availability allows.

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


                                                                                     Fair  Value
DEBT              2000         2001        2002       2003      2004       Total     at 12/31/99
-------------  -----------  ----------  ----------  --------  --------  -----------  -----------
Non-Interest
  Bearing or
  Fixed Rate   $4,807,204   $5,251,425  $5,972,291  $647,325  $144,020  $16,822,265  $16,822,265

Wtd. Avg.
  Interest Rate    10.74%       10.80%      12.17%    12.09%    12.00%       11.33%          ---


Variable       $1,350,000   $        0  $        0  $      0  $      0  $ 1,350,000  $ 1,350,000

Wtd. Avg.
  Interest Rate    11.06%        0.00%       0.00%     0.00%     0.00%       11.06%          ---

               ---------------------------------------------------------------------------------
Total          $6,157,204  $ 5,251,425  $5,972,291  $647,325  $144,020  $18,172,265  $18,172,265
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


FORWARD-LOOKING  STATEMENTS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons set forth herein and as set forth in the "Risk Factors" as well as in other sections of the Company's report filed on Form 10-K for the year ended December 31, 1999, or for other unforeseen reasons. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements.


                                     PART  II
                                OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

Telscape  International,  Inc.,  Telereunion,  S.A.  de  C.V.,  Telereunion
---------------------------------------------------------------------------
International,  S.A.  de C.V., vs. Mastec, et.al. and Acietel Mexicaona, S.A. de
--------------------------------------------------------------------------------
C.V.  in  the  United States District Court, Southern District of Texas, Houston
--------------------------------------------------------------------------------
Division,  Case  No.  H-99-1468
-------------------------------

     The  Company  filed suit against Mastec, et.al.  and Acietel Mexicana, S.A.
de C.V. on May 14, 1999, alleging breach of contract, fraud, tortuous interference with contract, and negligent misrepresentations. The company alleges that agreements between the parties to finance and construct assets in Mexico were not honored resulting in construction delays and damages of additional costs and expenses resulting from alternate financing. The Company is seeking compensatory damages in an amount to be determined at trial. A trial date is set for January 8, 2001.

ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

                None.

ITEM  3.   DEFAULT  UPON  SENIOR  SECURITIES

                Not  applicable.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

                Not  applicable.

ITEM  5.   OTHER  INFORMATION

                Not  applicable.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)   EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  S-K

                Included  after  signature  page.

     (b)  REPORTS  ON  FORM  8-K

                None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     TELSCAPE  INTERNATIONAL,  INC.



Date:  November  20,  2000          By:  /s/  Stephen  E.  Raville
                                    ----------------------------------
                                    Stephen  E.  Raville
                                    Chief  Executive  Officer


Date:  November  20,  2000          By:  /s/  Peter  C.  Alexander
                                    ----------------------------------
                                    Peter  C.  Alexander
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

  3.6       -     Amendment  to  the  Company's  Articles  of  Incorporation
                  as  filed  June 2, 2000 (filed as Exhibit 3.6 to the Company's
                  Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

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

  4.7       -     Certificate  of  Designation  of  Preferences,  Rights  and
                  Privileges  of  Class  F  Convertible  Senior  Preferred Stock
                  (filed as Exhibit 4.7 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

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

 10.41      -     Telscape  2000 Executive Long-Term Stock Option Plan (filed as
                  Exhibit  10.41  of  the  Company's  registration statement No.
                  333-36882  and  incorporated  by  reference)

*10.42      -     CREDIT  AGREEMENT  among TELEREUNI"N S.A. de C.V., TELEREUNI"N
                  INTERNATIONAL, S.A. de C.V., TELSCAPE INTERNATIONAL, INC., and
                  THE OTHER BORROWERS PARTY  HERETO and THE ADDITIONAL BORROWERS
                  FROM TIME TO TIME A PARTY HERETO collectively, as Borrowers and THE LENDERS PARTY HERETO, and GENERAL ELECTRIC CAPITAL
                  CORPORATION,  as  Administrative  Agent and Lender Dated as of
                  September 29, 2000

*10.43      -     Loan and Security Agreement dated as of September 29, 2000, by and between NTFC Capital Corporation and Pointe Communications
                  Corporation

*27.1       -     Financial  Data  Schedule  2000
----------------
*  Filed  herewith