Form 10-K
period 2000-12-31
TELSCAPE INTERNATIONAL INC
filed 2001-04-17
CIK 925928

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                      _____________________________________

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-24622

                          TELSCAPE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              TEXAS                                           75-2433637
(STATE OR OTHER JURISDICTION OF                            (I.R.S.  EMPLOYER
INCORPORATION  OR ORGANIZATION)                            IDENTIFICATION NO.)
1325  NORTHMEADOW  PARKWAY,  SUITE  110
           ROSWELL, GA                                          30076
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP  CODE)

     REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING AREA CODE:  (770) 432-6800

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:



                       COMMON  STOCK  ($0.001  PAR  VALUE)

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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant (based on the closing price as reported on the Nasdaq National Market on April 2, 2001, was approximately $11.5 million. Shares of common stock held by each executive officer and director and by each stockholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock as of April 2, 2001 was 20,819,444.

                                     PART I

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


ITEM  1.      DESCRIPTION  OF  BUSINESS.

GENERAL


     Telscape International, Inc. ("Telscape" or the "Company") is emerging as a leading integrated communications provider ("ICP") that serves the Hispanic market in the United States, Mexico and Central America. Since June of 1999, the Company has: (1) successfully launched Telscape-branded communication services in four of the top ten cities in the U.S. Hispanic market, and (2) developed a flexible voice and data-capable international communications network that includes one of the largest fiber optic ring based networks in Mexico (3500+ km) and satellite facilities in select cities in North, Central and South America. The Company has grown rapidly to over 48,000 residential and business customers in the U.S., and now carries over 30 million minutes per month across its international network. The Company will leverage its cross-border network to deliver communication services at costs below competition, and will utilize the Telscape brand to market products and services on both sides of the U.S.-Mexico border. We believe the Company is one of if not the the only ICP that (1) focuses its branded service exclusively on the Hispanic community, (2) delivers its quality service with culturally relevant marketing programs and products, and (3) is able to provide fully integrated service across its cross-border network.

HISTORY

     The Company was incorporated in Nevada on April 10, 1996 as a wholly owned subsidiary of Maui Capital Corporation, a Colorado Corporation ("Maui Capital"), which incorporated on August 8, 1988. On April 21, 1996, Maui Capital and the Company merged with the Company being the surviving corporation and succeeding to all the business, properties, assets, and liabilities of Maui Capital. The purpose of the merger of Maui Capital and the Company was to change the name and state of incorporation of Maui Capital. Maui Capital had no business or assets prior to September 21, 1995 when it acquired TOPS Corporation ("TOPS"), a Nevada corporation (TOPS was named Charter Communications International, Inc. until April 10, 1996, when its name was changed so that the Company could be formed in Nevada with the same name). At the time of the acquisition, TOPS was the sole stockholder of Charter Communicaciones Internacionales Grupo, S.A., a Panama corporation ("Charter Panama"), which was engaged in developing a private line telecommunications system in Panama and pursuing licenses to provide such services in various other Latin American countries. Since the acquisition of TOPS, the Company has endeavored to grow both through the development of its existing businesses and through the acquisition of complementary businesses.
Proceeds from private placements of securities with principals and outside investors have funded the development of the Company to date.

     On June 1, 1998, the Company acquired Galatel Inc. ("Galatel"), a distributor of prepaid calling cards primarily to the Hispanic community, in a cash and stock transaction. On July 30, 1998, the Company acquired Pointe Communications Corporation ("Pointe Communications"), a Delaware corporation, in a cash and warrant transaction. Pointe Communications did not have revenue from operations prior to its acquisition. On August 31, 1998, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to effect a change in the Company's name from Charter Communications International, Inc. to Pointe Communications Corporation. On August 12, 1998, the Company acquired International Digital Telecommunications Systems, Inc. ("IDTS") in a cash and stock transaction. IDTS is a facilities-based long-distance carrier of voice, data, and other types of telecommunications in the Miami, Florida market. On October 1, 1998, the Company acquired Rent-A-Line Telephone Company, LLC ("Rent-A-Line") in a stock rights transaction. Rent-A-Line is a reseller of prepaid local telephone service. All of these transactions were accounted for as purchases.

     On August 16, 1999, HTC Communications, LLC ("HTC"), a California limited liability company licensed as a CLEC in California, merged with and into the Company. As consideration for the merger, the Company will issue 600,000 shares of common stock to the members of HTC upon the satisfaction by the members of opening two competitive local exchange markets for the Company within 12 months of the closing date of the merger. At the same time, the Company entered into 36 month employment agreements with two of the members of HTC for the purpose of development and oversight of the Company's CLEC operations.

     On June 2, 2000, Telscape International, Inc. completed a merger with Pointe Communications Corporation ("Pointe") in accordance with the December 31, 1999 Agreement and Plan of Merger ("Merger Agreement"). The merger was an all stock transaction in which each share of Pointe was exchanged for 0.223514 shares of Telscape common stock. The purchase method of accounting has been used to record the transaction under which Pointe is viewed as the acquirer for accounting purposes because its former shareholders own a majority of the combined company's shares. Therefore, the value of the Telscape common shares, options and warrants outstanding on the date of merger is treated as the consideration given in the merger. The value applied to the shares was based upon the market price on the date of the Merger Agreement. Due to the reverse merger accounting treatment, Pointe's balance sheet and results of operations have been used as the basis of these financial statements.
Telscape's operations from June 2, 2000 through December 31, 2000, are included in the consolidated results of operations.

Some  of  the  benefits  of  the  combined  companies  are:

-    An  experienced  management  team  with  a  significant  Latin  component.
- Creates an integrated communications provider catering to Hispanics in both the U.S. and Latin America, including a Telscape concession to provide domestic and international long distance service in Mexico granted to Telscape by Mexican regulators.
- Infrastructure-based strategy utilizing "Smart Build" approach including a fiber optic network under construction by Telscape in Mexico.
-    Greater  critical  mass  and  compelling  synergies  and  cost  savings.
- One of the few companies that can compete in the U.S. and Latin America as one company.

STRATEGY

     The Company's goal is to become a leading provider of integrated telecommunications services (including local, long distance, and data) to Hispanic communities in the United States and Central America. In doing so, the Company will focus on the following tenets of the Company's business plan:

     Target  Underserved  Markets

     The Company intends to capitalize on its existing business experience to further penetrate select Hispanic communities in the United States. In doing so, the Company will select target markets based upon favorable demographics with respect to local and long distance telephone usage, including immigration patterns, population growth and income levels. Initially, the Company believes it can obtain significant market share in selected U.S. metropolitan areas by providing an integrated bundle of telecommunications services directly to the Hispanic community, a segment which has favorable demographics and telecommunications traffic patterns relative to the Company's focus on Central and South America. The Company believes that incumbent and competitive local exchange providers have concentrated on targeting broad markets and, with the exception of limited in-language advertising, have not focused on ethnic markets. The Company believes it can capitalize on the experience and customer relationships from the Company's existing businesses to market telecommunications services effectively to the Hispanic community.

     Offer  an  Integrated  Suite  of  Telecommunications  Services

     The Company offers both consumer and commercial customers an integrated suite of retail telecommunications services, including local, long distance, internet access, and data transmission. The Company believes there is substantial demand among residential and business customers in the Company's target markets for an integrated package of telecommunications services. The Company will focus on providing value to its customers by combining competitive pricing of the Company's bundled services with a high level of customer service and care tailored to the Company's targeted markets. Providing local service requires appropriate licensure in each state where service is provided. The Company is currently certified as a Competitive Local Exchange Carrier ("CLEC") in Georgia, California, Texas, New York, New Jersey and Florida. The Company also intends to apply for certification in Illinois and Puerto Rico during 2001. While the Company believes it will be able to obtain certifications, the outcome is not assured.

     Expand  U.S.  CLEC  Operations  through  Success-Based  Staged  Buildout of
Markets.

     The Company intends to implement a success based staged build-out of CLEC operations, including both switched and dedicated local service, in selected U.S. and Latin American markets. Once the Company has targeted a market, rather than installing 100% of the Company's own network (i.e. fiber and switching equipment), the Company will co-locate at a Incumbent Local Exchange Carrier ("ILEC") or other CLEC facilities, install a Class 5 (i.e., local service) and data switch, and use the fiber/copper provided by the ILEC or CLEC to reach the end user. The Company then intends to interconnect the Company's local networks by way of leases with major wholesalers of IXC (i.e., long distance) services, thereby establishing the Company's own local, long distance and data network. A staged build-out will allow the Company to implement the its market pairing strategy and to improve the Company's ability to originate and terminate telecommunications traffic on the Company's own network, while at the same time complementing the Company's existing international carriage network.

     Capitalize  on  Benefits  Provided  by  Paired  Markets.

     By combining CLEC operations in selected domestic and paired Latin American markets with the Company's existing international carriage network, the Company believes it can: maximize the volume of telecommunications traffic carried on the Company's network, whether originated, transported or terminated; and reduce the Company's overall cost of providing telecommunication services.

     By pairing identifiable market sub-segments in U.S. cities with their Latin American country counterparts, the Company is able to originate and terminate traffic between cities that share the Company as a common network carrier, which will provide an attractive cost structure.

     Construct  State-of-the-Art  Networks

     The Company's networks will emphasize flexibility, reliability and scalability as the basis for all development. The Company intends to avoid the limitations of legacy processes by utilizing Synchronous Optical Network ("SONET") transport over fiber with an Asynchronous Transfer Mode backbone and an Internet protocol platform. In addition, the Company will attempt strategic partnering to extend the reach and flexibility of the Company's network and minimize technological dependence. Larger commercial customers will access the Company's products by way of fiber connectivity while residential customers will access the Company's Internet protocol platform services through a seamless switchover from the serving ILEC.

     Build  on  Experienced  Management  Team

     The Company believes that the quality of its management team and the Company's extensive experience in the emerging telecommunications industry are critical factors in the successful implementation of the Company's strategy. Key personnel possess an average of 15 years of experience with major telecommunications companies. Stephen Raville, the Company's Chairman and CEO held the same position with Advanced Telecommunications Corporation, a domestic, long distance company, which grew from $50 million in revenue to over $550 million in six years prior to its $900 million merger with MCI/WorldCom. The
Company believes that it will be able to effectively use the historical relationships and contacts of the Company's management and directors to enhance the Company's development.

SEGMENT  INFORMATION

     During 1999, management identified segments, changed its focus, and began using segment data in its decision-making process and for assessing performance. In 1999, Pointe had segments consisting of Prepaid Calling Card Services, Retail Services, Wholesale / International Services, Other, and Corporate and Network.

     While management of the Company monitors the revenue and costs of services generated from each of the various services, operations are managed and financial performance is evaluated based on the delivery of multiple services being provided over a single network. As a result of multiple services being provided over a single network, there are many shared administrative expenses and shared assets related to the provision of various services to customers. Management believes that any allocation of the shared expenses or assets to the segments would be arbitrary and impractical. The operating segments were aggregated into reportable segments based upon such characteristics as products and services, operating methods, customers, and distribution methods.

     In 2000, management changed its focus and began to view the Company in segments consisting of CLEC Services, Network Services, and Corporate and Network overhead. As of the end of fiscal 2000, the Company was marketing to sell its prepaid calling card services, and in our financial statements for all periods presented we have presented this business as discontinued operations. CLEC Services include local, long distance, and Internet access services provided primarily to Hispanic residential and commercial customers. Network Services include carrier terminating services and operations of the Mexico fiber optic network. Other Services include carrier terminating services and international private line provided between the U.S. and various South and Central American countries as well as voice and data services provided within various Latin American countries. Corporate and Network includes corporate and network overhead including finance and accounting, human resources, legal, information technology, LAN administration, and engineering overhead. Intersegment sales and transfers occur as segments utilize carrier capacity of other segments. Intersegment transactions are eliminated for reporting purposes. (See Note 17 to the Company's consolidated financial statements for the year ended December 31, 2000, for financial segment information which is inorporated herein by this reference).

PRODUCTS  AND  SERVICES

     The following is an overview of the Company's product and service offerings:

PRODUCT                                                                   DESCRIPTION
Local                                                  Dial tone, switched access, dedicated access and
                                                       value-added services
Long Distance                                          Domestic and international long distance services
Internet Service                                       Dedicated, dial-up and remote Internet access
Carrier Terminating                                    Facilities-based backbone with both voice and data
Services                                               switching capability to carry wholesale carrier
(Wholesale Business)                                   traffic for U.S. and foreign termination.
International Private Line                             Dedicated voice and data private line carried over
                                                       the Company's network and marketed to
                                                       businesses in Mexico, Panama, Venezuela, El
                                                       Salvador, Costa Rica, Nicaragua, and the United
                                                       States.

     U.S.  CLEC  LOCAL  ACCESS

     With the implementation of CLEC operations in each target market, the Company will provide residential and commercial accounts with a full range of local exchange services, including:

     - Basic local service (including dial tone, local area charges, dedicated point-to-point intraLATA service and enhanced calling features);
     - Interstate dedicated access service (i.e., connecting a customer to a long distance carrier's facilities);
     - Interstate switched access service (i.e., originating and terminating calls from a long distance carrier);
     -    IntraLATA  toll  calls;
     -    Intrastate  switched  access;
     -    Value-added  services  (Centrex,  voicemail,  call  forwarding);
     - Miscellaneous other services (including provision of directories, billing and collection services).

     Providing local service requires appropriate licensing in each state where service is provided. The Company is currently certified as a CLEC in Georgia, California, Texas, Florida, New York, and New Jersey. The Company also intends to apply for certification in Puerto Rico and Illinois during 2001. While the Company believes it will be successful in obtaining certification, this is not assured.

     U.S.  CLEC  LONG  DISTANCE

     The Company provides international and domestic long distance services. An international long distance call typically originates on a local exchange or private line and is carried to the tandem switch of a long distance carrier. The call is then transported along a fiber optic cable or a satellite connection to an international gateway switch in the destination country and finally to another local exchange or private line where the call is received. A domestic long distance call is similar to an international long distance call, but typically only involves one long distance carrier, which transports the call on fiber, microwave radio or via a satellite connection within the country of origination and termination. The Company will provide all or portions of the above network, depending on the origin and destination of calls placed.

     INTERNET  SERVICES

     The Company will provide a complete array of internet services including dedicated and dial-up Internet access, virtual web hosting, web page development, e-mail, web commerce, database management and remote Internet access. When applicable, the Company's Internet solutions are supported through telephone applications such as Integrated Voice Response, call center services and 800 services.

     CARRIER  TERMINATING  SERVICES  (WHOLESALE  DIVISION)

     During 1997, the Company began providing dedicated switched voice services to certain customers. During 1998, the Company started constructing a facilities based backbone for both voice and data switching to carry wholesale carrier traffic for U.S. and foreign termination. This network will provide a unique partnering opportunity for the Company and for foreign Post, Telephone & Telegraph Companies in need of U.S. termination traffic, as well as companies desiring termination in Mexico and Central America. The Company leverages its relationships and the Company's network in Central America to provide high quality, cost-competitive services. Furthermore, the Company believes its relationships will benefit directly from the volume of inbound calling traffic because of the Company's ability to direct traffic from the Company's interconnection point to the Company's domestic network.

     INTERNATIONAL  PRIVATE  LINE

     The Company currently provides or is licensed to provide international private line, or IPL, services in Mexico, Panama, Venezuela, El Salvador,
Nicaragua,  Costa  Rica,  and  the  United  States.

SALES,  MARKETING  AND  DISTRIBUTION

     INTEGRATED  SERVICES

The Company targets Hispanic customers in dense Hispanic communities in major metropolitan areas. The Company initially implemented operations in Los Angeles, Miami, San Diego, and Houston. Longer term, the Company anticipates accessing additional markets including New York, New Jersey, San Francisco, Chicago, San Antonio, and Puerto Rico.

The Company brands its telecommunications services. The Company believes success in marketing to Hispanic consumers lies in creating a culturally relevant brand, which appeals to the strong cultural themes common in the Hispanic market. The Company utilizes in-language advertising through multiple media channels to convey a message of value, reliability and utility tailored to the unique needs of this segment. The Company targets Hispanics through a comprehensive bilingual and bicultural marketing program, including bilingual telemarketing, extensive advertising in Spanish language media, and community event sponsorship. Bilingual customer service representatives field calls from the Company's state-of-the-art call center, where they inform customers about bundled product offerings and enlist orders. Additionally, the Company employs a direct sales force mainly for selling to small to mid-sized Hispanic businesses. The Company also differentiates itself within the Hispanic community by establishing Telemercados (i.e., retail storefronts) in locations with heavy foot traffic and significant Hispanic concentration. These Telemercados double as both sales and service centers.

The Company believes its highly targeted, culturally relevant, direct marketing approach will:

     - Yield higher success rates than those experienced by companies using a "switch now" approach, and
     - Establish brand name recognition, generating increased use of our services and enhanced customer retention.

     The Company therefore believes it can establish itself as a value leader in telecommunications services for Hispanics in the target markets. Although the Company is sensitive to the role that price of services plays in customer decision-making and will offer competitive pricing, the Company will not necessarily be the lowest cost provider. Instead, the Company intends to focus on providing overall value to its customers by offering a cost-effective, culturally relevant bundle of integrated telecommunications services.

     CARRIER  TERMINATING  AND  INTERNATIONAL  PRIVATE  LINE

     The Company has a wholesale sales group actively contracting carrier termination and international private line in North, Central and South America. The Company augments its direct sales efforts through the use of agents and brokers that market the Company's service to institutional customers and carriers.

     CUSTOMER  SERVICE  AND  CARE

     The Company believes customer service and operating support are core components for success as a new entrant in the CLEC business. To enhance our ability in this area, the Company has built a state-of-the-art customer service call center in Mexico City. Additionally, the Company will invest approximately $5 million over the next five years to further refine its Operating Support System, including billing, order management and provisioning components. The customer service center is staffed 24 hours a day, 365 days per year with bilingual service representatives. The Company offers a range of billing services including integrated billing (i.e., multiple products on a single invoice), billing in Spanish, and the ability to render a bill in the U.S. for services provided to a resident of Latin American countries. The latter is useful if a U.S. resident desires to pay for a relative's phone service in another country.

OPERATIONS

     CLEC  OPERATIONS

     The Company's network is designed with flexibility, reliability and scalability as its basis. Network construction is based on central office technology interfacing in a client/server-based environment. The Company believes that this architecture provides a competitive advantage. In the Company's target markets, it has deployed and intends to deploy its own Class 5 (i.e., local service) feature node switching equipment on a robust data platform. This network is designed to:

     -    Meet  demands  for  enhanced  services,
     -    Support  different  types  of  network  elements,
     -    Adapt  to  changing  service  providers,  and
     -    Easily  meet  subscriber  requirements.

     For example, this network allows the Company to provide local, long distance and data switched services. The Company's network model includes traditional public switched telephony services and performs in a multiservice mode with Internet servers and data networks such as frame relay and corporate intranet.

     The Company relies on ILECs and IXCs (i.e., long distance providers) to provide communications capacity or interconnection for most of the Company's local and long distance telephone services. Interconnection agreements typically require the approval of state regulatory authorities. The 1996
Telecommunications Act established certain requirements and standards for interconnection arrangements. The FCC, in conjunction with state regulatory bodies, is still developing these requirements and standards through a process of negotiation and arbitration. ILECs are required to negotiate in good faith with competitors, such as the Company, requesting interconnection. The Company currently has an interconnection agreement with Bell South, PacBell, GTE, Bell Atlantic and Southwest Bell.

     INTERNATIONAL  BACKBONE

     Creation of a national and international backbone network and a local access network plan is critical to cost reduction and corresponding margin improvement. The Company has negotiated a long haul dark fiber contract interconnecting New York, Houston, Atlanta, Los Angeles and Miami, which is an integral component of the Asynchronous Transfer Mode, or ATM, backbone the Company established during 1999. The Company intends to expand the backbone nationally and internationally to transport both voice and data to each of the Company's U.S. and Latin American targeted markets. The Company has built and will continue to build ATM-based switching facilities that will have full IP transport capabilities. The Company leases or trades switching capacity for fiber transport capacity to support its traffic requirements.

The Company spent approximately $6.0 million during 1999, and $0 during 2000 on the ATM backbone. The Company believes ATMAP backbones are preferable because:

     -    Internet  traffic  is  growing  15%  per  month;
     -    The  cost  of  an  ATM  infrastructure is less than circuit switching;
     - Circuit switching platforms cannot meet the demands of today's networks created by increased data traffic; and
     - By the year 2005, voice traffic is expected to consume less than 10% of network bandwidth.

     SATELLITE  NETWORK

     The Company's satellite network consists of a series of teleports as well as a number of smaller, single user, on-premise satellite ground stations. The Company currently operates teleports in seven countries: Costa Rica, El Salvador, Nicaragua, Panama, Venezuela, Peru, and the United States

     The teleports are capable of providing international satellite services within the U.S. and Latin American countries. The teleports also provide the Company with the ability to provide high quality Internet services.

     All of U.S. satellite services are carried over the Satellites Mexicanos, SA de CV, or Satmex satellite system. The Satmex system is a Mexican owned and operated satellite system that offers a broad coverage area including all of North and South America that supports the Company's stated mission of servicing Latin American countries with first class communications services. IPL and Internet access services are provided via satellite transmissions through the Satmex satellite system. The Company has long-term contracts with Satmex to provide satellite space segment of sufficient capacity to service the Company's needs for the foreseeable future.

     The Company's Houston facility is the primary network control center. The Houston facility is outfitted with two satellite ground stations designed to support C-band communication links between the U.S. and Latin American countries, and a Ku-band ground earth station used to carry services from the U.S. to Mexico. The system has been sized with growth in mind and can be expanded should growth exceed our projections. The Company uses various providers, on an as-needed basis, to accommodate extension of the Company's satellite based service to any office site customer facilities via terrestrial local loops. Use of these providers permits the Company to be an "On Net" facility with the ability to offer competitive terrestrial connections to the Company's U.S. customer base.

INDUSTRY  OVERVIEW  AND  REGULATION

     U.S.  TELECOMMUNICATIONS  INDUSTRY

Prior to its court-ordered breakup in 1984, or the divestiture, AT&T largely monopolized the telecommunications services in the U.S. even though technological developments had begun to make it economically possible for companies (primarily entrepreneurial enterprises) to compete for segments of the communications business. The present structure of the U.S. telecommunications market is largely the result of the 1984 divestiture. As part of the divestiture, seven local exchange holding companies were created to offer services in a geographically defined area called a Local Access and Transport Area (LATA). Each Regional Bell Operating Company, or RBOC, was separated from the long distance provider, AT&T, resulting in the creation of two distinct market segments: local exchange and long distance. The divestiture provided for direct, open competition in the long distance segment.

     The divestiture did not provide for competition in the local exchange market. However, several factors served to promote competition in the local exchange market, including:

     - Customer desire for an alternative to the RBOCs, also referred to as the Incumbent Local Exchange Carriers, or ILECs;
     - Technological advances in the transmission of data and video requiring greater capacity and reliability than ILEC networks were able to accommodate;
     - A monopoly position and rate of return-based pricing structure which provided little incentive for the ILECs to upgrade their networks; and
     - The significant fees, called access charges, long distance carriers were required to pay to the ILECs to access the ILECs' networks.

     The first competitors in the local exchange market, designated as Competitive Access Providers ("CAPs") by the FCC, were established in the mid-1980s. Most of the early CAPs were entrepreneurial enterprises that operated limited networks in the central business districts of major cities in the United States where the highest concentration of voice and data traffic is found. Since most states prohibited competition for local switched services, early CAP services primarily consisted of providing dedicated, unswitched connections to long distance carriers and large businesses. These connections allowed high-volume users to avoid the relatively high prices charged by ILECs.

     As CAPs proliferated during the latter part of the 1980s, certain federal and state regulators issued rulings that favored competition and promised to open local markets to new entrants. These rulings allowed CAPs to offer new services, including, in some states, a broad range of local exchange services, including local switched services. Companies providing a combination of CAP and switched local services are sometimes referred to as Competitive Local Exchange Carriers, or CLECs. This pro-competitive trend continued with the passage of the Telecommunications Act of 1996 (see the Regulation section), which provided a legal framework for introducing competition to local telecommunications services throughout the U.S.

     Over the last three years, several significant transactions have been announced representing consolidation of the U.S. telecom industry. Among the
ILECs: Bell Atlantic Corporation and NYNEX Corporation merged in August 1997, and Pacific Telesis Group and SBC Communications Inc. merged in April 1997. Major long distance providers have sought to enhance their positions in local markets through transactions such as: AT&T's acquisition of Teleport Communications Group, and WorldCom's mergers with MFS and Brooks Fiber Properties. These long distance providers also sought to otherwise improve their competitive positions, through transactions such as WorldCom's merger with MCI.

     INTERNATIONAL  TELECOMUNICATIONS  INDUSTRY

     Many international markets resemble that of the U.S. prior to the divestiture. In many countries, traditional telecommunications services have been provided through a monopoly provider, frequently controlled by the national government, such as a Post, Telegraph and Telephone (PTT) Company. In recent years, there has been a trend toward opening many of these markets, particularly in Europe. Led by the introduction of competition in the United Kingdom, the European Union mandated open competition as of January 1998. Similar trends are emerging, albeit more slowly, in Latin America. Today, the landscape in Mexico and Central America is represents the U.S. market in roughly 1989. The Company believes that Mexican and Central American traffic, including traffic between the United States and these regions, will continue to grow faster than the international telecommunications market as a whole as a result of (i) underlying economic growth within Mexico and Central America, (ii) growth of regional trade as a result of free trade initiatives such as NAFTA, Mercosur and the Andean Pact, (iii) deregulation and privatization of telecommunications carriers in the region, (iv) projected regional increases in telephone density and (v) increasing demand for bandwidth-intensive applications.

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

     The Company believes that the growth in the use of telecommunications services and the rapidly changing international telecommunications market have created a significant opportunity for carriers who can offer high quality, low cost comprehensive telecommunications products, systems and services. Additionally, the Company believes that a high percentage of the world's business and residential consumers continue to be subject to high prices with poor quality and lack of availability of service which have been characteristic of many of the traditional monopolies in mail, telephony and telegraphy, and therefore demand for improved service and lower prices has created opportunities for private companies to compete in the international telecommunications market, and has spurred a broadening of products and services. New technologies have contributed to improved quality and increased transmission capacity and speed. The Company, therefore, believes that recent and on-going deregulation and increasing access to telecommunications facilities in emerging markets will bring a high level of growth in the demand for telecommunications services outside the United States, particularly in Mexico and Central America.

     By eroding the traditional monopolies held by PTT, deregulation is providing U.S.-based providers the opportunity to negotiate more favorable agreements with both the traditional administrations and emerging foreign providers. In addition, deregulation in certain foreign countries is enabling U.S.-based providers to establish local switching and transmission facilities to terminate their own traffic and carry international long distance traffic originating in those countries. Deregulation, privatization, the expansion of the resale market and other trends influencing the international telecommunications market are resulting in decreased termination costs, a proliferation of routing options and increased competition.

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

     MEXICO

     The market for telecommunications services in Mexico is undergoing rapid expansion. According to telecommunications data from International Data Corporation ("IDC") and population data from the IMF, the volume of long distance telecommunication traffic to Mexico increased 30% in 2000, and the minutes per capita of long distance in Mexico is twice the average of other major Latin American countries. IDC also estimates that over 85% of the Mexican international telecommunications traffic is with the U.S. According to a report issued by the Federal Communications Commission's (''FCC'') Common Carrier
Bureau in November 1998, revenues for sales on the U.S.-Mexico route exceeded $1.1 billion in 1997.

     As with most countries prior to their deregulation, Mexico operated in an environment dominated by the incumbent PTT carrier Telmex. Telmex essentially controlled all local and long distance traffic in the country. In 1995 other companies were first allowed to apply for long distance concession licenses, and upon receiving a license were permitted to sell services in competition with Telmex. However, as these long distance concession licenses were granted Telmex retained sole rights to the local loop, and hence even competitors with substantial long distance operations and traffic volume were required to pay large fees to access the customers - even for termination. Additionally, all long distance carriers were required to pay a significant tariff to Telmex for traffic that crossed the Mexico border. This charge created a price umbrella under which some companies began to operate, selling 'gray' minutes (those that would cross the border as data instead of voice and therefore would be exempt from the tariff), providing cross border rates that were as much as 25% less.

     In 1996, Comision Federal de Telecomunicaciones ("COFETEL") began to accept applications for concession licenses for local traffic. Some companies participated, but Telmex - with its incumbent monopoly position for both local and long distance - was still able to make it generally uneconomical for companies to participate. In December 2000, an agreement was struck between Telmex, Avantel (Worldcom) and Alestra (AT&T) (collectively "Groupo de Las Tres") and certified by COFETEL. Under the terms of the agreement, which apply to any current and future members of the Groupo de Las Tres, specific and more economical rates were set for the cross-border tariffs and for the local access charges.

     The Company expects that the Groupo de Las Tres agreement will dramatically change the competitive landscape in Mexico. For example, the current members of the Groupo de Las Tres handle about 95% of all northbound traffic, and the current proportional return rate (the number of southbound minutes that a carrier gets in return for a northbound minute) is currently set at three to one. The Company expects that the Groupo de Las Tres will drive more minutes being transferred via proportional return and the standard settlement process, and management expects that the balance of economics - which had largely been in the hands of the North American carriers sending minutes south - will shift. The Company expects that those carriers with cross-border operations will receive the greatest economic benefit from this shift.

     The Company believes it is well positioned to take advantage of the growing demand for telecommunications services between the United States and Mexico. The Company currently provides a full range of systems integration and value-added services to major public and private customers. In June 1998, the Company's subsidiary Telereunion S.A., received a concession from the national telecommunications regulatory agency, the Secretaria de Comunicaciones de Telecomunicaciones (''SCT''), which allowed it to construct its Mexican network.

     OTHER  CENTRAL  AMERICAN  MARKETS

     The Company also intends to focus on opportunities created by deregulation of telecommunications services in other telecommunications markets in Central America. Central American markets have also undergone rapid expansion as a result of regional and global deregulation.

     Countries within Central America have different national regulatory schemes and are in varying stages of deregulation. The requirements for the Company to obtain the necessary approvals to offer value-added services and various other telecommunications services, including voice telephony, vary from country to country. In 1999 the Company entered into several transactions in Latin America including the provision of Internet services via satellite to Guatemala, Costa Rica and El Salvador, and the signing of interconnection and correspondent agreements with Telefonica de El Salvador.

     GOVERNMENT  REGULATION

     The telecommunications industry is subject to extensive regulation by federal, state and local governmental agencies, including common carrier regulation by the FCC. The Telecommunications Act of 1996 (the "1996 Telecommunications Act") eliminates many of the pre-existing legal barriers to competition in the telephone and video programming communications businesses, preempts many of the state barriers to local telephone service competition that previously existed in state and local laws and regulations, and sets basic standards for relationships between telecommunications providers. The 1996 Telecommunications Act will also, once certain thresholds are met, allow ILECs to enter the long distance market within their own local service regions. The 1996 Telecommunications Act thus introduced the possibility of new, non-traditional competition for telecommunications companies and resulted in greater potential competition for the Company. The outcome of pending federal and state administrative proceedings may also affect the nature and extent of competition that will be encountered by the Company.

     Providing local service requires appropriate licensure in each state where service is provided. The Company is currently certified as a CLEC in Georgia, Florida, California, New York, New Jersey, and Texas. The Company also intends to apply for certification in Illinois and Puerto Rico during 2001. While the Company believes it will be successful in obtaining such certification, the outcome cannot be assured. Future regulations may prevent the Company from generating revenues from sales of database information about consumers obtained by the Company from its telephone business. These competitive developments, as well as other regulatory requirements relating to privacy issues, may have a material adverse effect on the Company's business.

     UNITED  STATES

     While state-to-state long distance business in the U.S. is generally not subject to substantial regulation, local service and within-state long distance service are subject to regulation that varies by state, and can be substantial.

     The terms and conditions under which the Company provides telecommunications and information services are potentially subject to regulation by the state and federal government agencies. With regard to the Company's domestic telecommunications services, federal laws and FCC regulations generally apply to calls from one state to another, while state regulatory authorities generally have jurisdiction over calls which are placed and received within the same state.

     LOCAL  SERVICE;  INTEGRATED  SERVICE

      Federal regulation has the greatest impact on the telecommunications industry and has undergone major changes in the last three years as the result of the adoption of the 1996 Telecommunications Act. The Act provides comprehensive reform of the nation's telecommunications laws. The Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including CLECs, with additional requirements imposed on ILECs. The Act provides a detailed list of items that are subject to these interconnection requirements, as well as a detailed set of duties for all affected carriers. All telecommunications carriers must interconnect with the facilities of other carriers and not install features that will interfere with the interoperability of networks. All LECs, including CLECs, have a duty to:

     -    Not  unreasonably  limit  the  resale  of  their  services,
     -    Provide  number  portability  if  technically  feasible,
     - Provide dialing parity to competing providers, and nondiscriminatory access to telephone numbers, directory assistance, operator services and directory listings,
     -    Provide  access  to  poles,  ducts,  conduits,  and rights-of-way, and
     - Establish reciprocal compensation arrangements for the transport and termination of telecommunications.

In addition to those general duties of all LECs, ILECs have additional duties to:

     - Interconnect at any technically feasible point and provide service equal in quality to that provided to their customers or the ILEC itself,
     - Provide unbundled access to network elements at any technically feasible point at just, reasonable and nondiscriminatory rates, terms and conditions,
     - Offer retail services at wholesale prices for the use of telecommunication carriers,
     - Provide reasonable public notice of changes in the network or the information necessary to use the network or which affect interoperability, and
     - Allow other carriers to enter their premises to install, maintain and repair that carrier's equipment necessary for access to the ILEC's network, or
     - If on-premise installation is not permitted for practical reasons (i.e., space limitations), the ILEC must allow the carrier to use its own equipment, and electronically monitor and control communications being placed with the equipment.

     The FCC adopted pricing and other guidelines to implement the interconnection provisions of the Act, but the 8th Circuit Court of Appeals vacated many of the FCC's guidelines. The Supreme Court re-affirmed the FCC's right to establish pricing methodology in AT&T Corp. vs. Iowa Utilities Bd., 525 U.S. 366 (1999).

     INTERNATIONAL  TELECOMMUNICATIONS;  LONG  DISTANCE

     The 1996 Telecommunications Act allows local exchange carriers, including RBOCs, to provide interLATA long distance service and also grants the FCC the authority to deregulate other aspects of the telecommunications industry. The Company is classified by the FCC as a non-dominant carrier for the Company's common carrier telecommunications services. The Company has applied for and received all necessary authority from the FCC to provide international telecommunications service. The FCC reserves the right to condition, modify, or revoke such international authority for violations of the Federal Communications Act or the FCC's rules and policies.

     The FCC and the state commissions have jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. If the FCC or state regulators find that the Company was engaging in activities that required authorizations which the Company currently does not hold or violated the regulatory requirements established by the relevant commissions, the FCC or state regulators could impose financial penalties and order the Company to comply with the applicable regulations or cease doing business. Such penalties or action could materially adversely effect the Company's business, financial condition or results of operations.

     As a telecommunications carrier, the Company is required to contribute to universal service funds established by the FCC, the states, or both. Federal contribution factors have been established by the FCC and are effective. Federal universal service requirements are now under review by both Congress and the appellate court. Whether the Company's universal service contributions can be passed on to customers depends upon the competitive carrier market and potential FCC regulation. Certain states are in the process of determining what universal service contribution requirements to adopt and others have already made such determinations.

     Current proposals to change the universal service support system do not entail the imposition of universal service fees on enhanced service providers. These fees, however, might be assessed in the future. Similarly, individual states may determine that enhanced services providers should be required to contribute to state universal service funding mechanisms. Moreover, information service providers traditionally have been treated by the FCC as providing an "enhanced" computer processing service rather than a "basic" telecommunications transmission service and, as a result, were thought to be beyond the FCC's regulatory authority. A large portion of the Company's business involves such unregulated enhanced services. Although the 1996 Telecommunications Act continues to distinguish between unregulated information or enhanced and regulated telecommunications or basic services, the changes made by the 1996 Telecommunications Act may have important implications for providers of unregulated enhanced services.

     Within-state long distance service is subject to state laws and regulations, including prior certification, notification and registration requirements. In certain states, prior regulatory approval may be required for changes in control of telecommunications operations. The Company is currently subject to varying levels of regulation in the states in which it provides "1+" and card services (which are both generally considered "l+" services by the states). The vast majority of states require the Company to:

     -    Apply  for  certification  to  provide telecommunications services, or
     - At least register or be found exempt from regulation, before commencing service, and
     - File and maintain detailed tariffs listing rates for long distance service within the state.

     Many states also impose various reporting requirements and/or require prior approval for:

     -    Transfers  of  control  of  certified  carriers,
     -    Assignments  of  carrier  assets,  including  customer  bases,
     -    Carrier  stock  offerings,  and
     -    Incurrence  by  carriers  by  significant  debt  obligations.

     Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations.

     STATE  REGULATION

     The 1996 Telecommunications Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. The Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. In addition, under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to FCC jurisdiction to the exclusion of any state regulation. Notwithstanding these prohibitions and limitations, states regulate telecommunications services, including through:

     -    Certification  of  providers  of  intrastate  services,
     -    Regulation  of  intrastate  rates  and  service  offerings,  and
     -    Other  regulations,

     And  retain  jurisdiction  under  the  1996  Telecommunications  Act  to:

     -    Adopt  regulations  necessary  to  preserve  universal  service,
     -    Protect  public  safety  and  welfare,
     -    Ensure  the  continued  quality  of  communications  services,  and
     -    Safeguard  the  rights  of  consumers.

     Accordingly, the degree of state involvement in local telecommunications services may be substantial.

     The state regulatory environment varies substantially from state to state. State regulatory agencies have regulatory jurisdiction when Company facilities and services are used to provide intrastate services. A portion of the Company's current traffic may be classified as intrastate and therefore subject to state regulation. Currently, the Company does not anticipate that the regulatory requirements to which the Company will be subject in Florida, New York, New Jersey, Georgia, Texas, Illinois and California will have any material adverse effect on the Company's operations. In some jurisdictions, the Company's pricing flexibility for intrastate services may be limited because of regulation, although the Company's direct competitors will be subject to similar restrictions. However, future regulatory, judicial, or legislative action may have a materially adverse effects on the Company.

     THE  FCC'S  PRIVATE  LINE  RESALE  POLICY

     The FCC's private line resale policy currently prohibits a carrier from reselling international private leased circuits to provide switched services (known as ''ISR'') to or from a country unless the FCC has designated that country as one that affords U.S. carriers equivalent opportunities to engage in similar activities in that country or that the country is a member of the WTO and the local PTT offers U.S. carriers rates at or below the FCC-prescribed benchmark for terminating the U.S. carriers' traffic. There can be no assurance, however, that the FCC or any other country's regulatory authority will change their policies in a way that would have a beneficial impact on the Company or that would not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, it is possible that the FCC could take the view that certain arrangements by which the Company provides international services does not comply with the existing Private Line Resale Policy. If the FCC, on its own motion or in response to a challenge filed by a third party, determines that such arrangements do not comply with FCC rules, among other measures, it may issue a cease and desist order, impose fines on the Company, or, in extreme circumstances, revoke or suspend the Company's FCC authorizations. Any of these events could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     To the extent that the International Settlements Policy still applies, the FCC could find that the Company does not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that the Company is not in compliance with the International Settlements Policy. Any of these events could have a material adverse effect on the Company's business, financial condition or results of operations.

     FOREIGN  MARKETS

     The Company is also subject to regulation by governmental authorities in certain foreign countries with respect to the licenses it holds, agreements to which it is a party, and its operations in such foreign countries. In many foreign countries, the incumbent Post, Telegraph and Telephone (PTT) carrier is (or was) largely owned by the government, creating the potential for significant conflicts of interest. In some countries the regulating body has limited influence over the competitors in the marketplace, and in other countries alternative markets for communications services exist which exploit loopholes in government regulations to the detriment of the economic operating environment.

     The international long distance business is subject to the FCC's jurisdiction in the U.S., and is subject to the jurisdiction of foreign governments abroad, some of which limit or prohibit the Company's services. Foreign local service is governed by the respective jurisdiction. Local laws and regulations differ significantly among the foreign jurisdictions in which the Company operates, and the interpretation and enforcement of such laws and regulations vary and are often based on the informal views of the local government ministries, which, in some cases, are subject to influence by local monopoly companies. Accordingly, in certain of the Company's principal existing and target markets, there are laws and regulations that either prohibit or limit, or could be used to prohibit or limit, certain services the Company markets. The Company intends to provide its services to the maximum extent it believes permissible under applicable local laws and regulations, and the licenses it has obtained. Portions of the services the Company markets and provides, or intends to market and provide, are now or may in the future be prohibited in certain jurisdictions.

     The Company has significant operations in Mexico, where a recent agreement between the three largest carriers (Telmex, Avantel and Alestra) will dramatically change the operating environment. While the company expects to participate in the agreement, it is unclear when or if that participation will be allowed. With or without participation in the agreement, the regulatory environment in Mexico and the resulting economics are unclear.

     The Company is subject to the regulatory regimes in each of the countries in which it conducts business. Local regulations range from permissive to restrictive, depending upon the country. In general, provision of telecommunications services in these countries is permitted only through obtaining proper licenses and service is limited to that specifically provided by the license (see the LICENSES section for a detailed listing of foreign licenses held by the Company). The World Trade Organization, or WTO, Agreement, which became effective in February 1998, is intended to open foreign telecommunications markets of signatory countries. The Company does not know whether or how foreign governments will implement the WTO Agreement.

          MEXICO

     In June 1998, the Company's subsidiary Telereunion S.A., received a 30-year facilities-based carrier license from the SCT, allowing it to originate and terminate long distance services and to provide data and other value-added services in Mexico. The Foreign Investment Law and Telecom Law of Mexico ("FTL") opened the local and long distance telecommunications service markets to competition and imposed varying levels of regulation on Mexican telecommunications providers. Pursuant to the FTL, the SCT and the COFETEL implement the provisions of the FTL. The FTL imposes regulations on public carriers. Facilities-based public carriers, those that use the radio spectrum, satellite links or any form of land-based cables to provide telecommunications services, must obtain concessions prior to providing service. Concessionaires may also resell the facilities and services of other concessionaires. Vendors (resellers) of telecommunications services may not own their own facilities but need only obtain a permit to provide service. Although the FTL provides for the existence of resellers, the Mexican government has not issued the implementing rules and regulations to allow their entry into the market. Consequently, Mexican law does not currently permit pure switched international resale. Carriers wishing to offer value-added services need only register with the COFETEL's Telecommunications Registry.

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

     Pursuant to the FTL, concessions for public telecommunication networks may only be granted to Mexican citizens or Mexican companies. Foreign investors may own minority interests in concessionaires, but may not own more than 49% of the voting ownership interest except for companies that provide cellular service. NAFTA removed certain Mexican restrictions on foreign investment and U.S. companies may now maintain 100% ownership interests in companies that provide value-added services in Mexico. Pursuant to Mexican law, only Mexican citizens or companies incorporated and domiciled in Mexico can register as providers of value-added services.

          OTHER  CENTRAL  AMERICAN  MARKETS

     The Company's provision of services elsewhere in Central America is subject to the developing laws and regulations governing the competitive provision of telecommunications services in each Central American country in which it provides or seeks to provide services. Each such Central American country in which the Company currently conducts or intends to conduct business has a different national regulatory scheme. Historically, Central American countries have prohibited voice telephony except by the PTT. The available opportunities and the requirements for the Company to obtain necessary approvals to offer value-added services, systems integration or the full range of telecommunications services, including voice telephony, vary considerably from country to country. The Company currently plans to provide a limited range of services in certain Central American countries, as permitted by regulatory conditions in those markets, and to expand its operations as these markets implement liberalization to permit competition in the full range of telecommunications services. The nature, extent and timing of the opportunity for the Company to compete in these markets will be determined, in part, by the actions taken by the governments in these countries to implement competition and the response of incumbent carriers to these efforts. There can be no assurance that any of these countries will implement competition in the near future or at all, that the Company will be able to take advantage of any such liberalization in a timely manner, or that the Company's operations in any such country will be successful. There can be no assurance that the Company has received all necessary approvals, filed applications for such approvals, received comfort letters or obtained all necessary licenses from the applicable regulatory authorities to offer telecommunications services in the Central American countries where it currently provides services, those in which it seeks to provide services in the future, or that it will do so in the future. The Company's failure to obtain, or retain necessary approvals could have a material adverse effect on its business, financial condition and results of operations.

     Liberalization in Central America is proceeding rapidly and the Company seeks to keep pace with competition even where PTTs retain a legally mandated monopoly on voice telephony. The Company is currently offering or plans to offer certain systems integration, enhanced services, or value-added services in a number of Central American countries where the PTT retains the legally mandated monopoly on voice telephony. While the Company believes that it will not be found to be offering voice telephony in these countries prior to the expiration of the PTT's monopoly on such services, the Company has received no assurance from the respective PTTs or from the respective regulating authorities that this will be the case. It is possible that the Company could be fined, or that its facilities or equipment could be confiscated, or that it would not be allowed to provide specific services in these countries, among other sanctions, if it were found to be providing voice telephony before the date in which the PTT's monopoly on Voice Telephony ceases. Any of such actions could have a material adverse impact on the Company's business, financial condition and results of operations.

     Moreover, the Company may be incorrect in our assumption that (i) each Central American country will abolish, on a timely basis, the respective PTT's monopoly to provide voice telephony within and between other countries, (ii) deregulation will continue to occur, and (iii) the Company will be allowed to continue to provide and to expand its services in the Central American countries. There can be no assurance that any or all of the Central American countries will not adopt laws or regulatory requirements that will adversely affect the Company's interests. Additionally, there can be no assurance that future regulatory, judicial or legislative changes in any or all of the Central American countries will not have a material adverse effect on the Company or that regulators or third parties will not raise material issues with regard to its compliance with applicable laws or regulations. If the Company is unable to provide the services it is presently providing or intends to provide or to use its existing or contemplated transmission methods due to its inability to receive or retain formal or informal approvals for such services or transmission methods, or for any other reason related to regulatory compliance or the lack thereof, such events could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL  PROPERTY

     We use the names ''Telscape International,'' ''Telscape'' and ''TSCP International'' as our primary business names, and received federal trademark protection for the ''Telscape'' name on September 14, 1999. Telereunion S.A. has a national trademark registration in Mexico for ''Telereunion.'' We have trademarked the term "Telemercados." We regard our trademarks, service marks, trade names and logos as valuable assets and believe they have value in the marketing of our products and services. We intend to protect and defend our name, service marks and trademarks in the United States and internationally.

     LICENSES

     In the United States, licenses must be obtained from the FCC or state regulatory authorities depending upon the type of license and/or services to be offered. In order to provide telecommunications services outside the United States, the Company must obtain appropriate licenses or enter into agreements with the foreign government or PTT.

     In most foreign countries where the Company operates, telecommunications licenses must be held by a corporation organized under the laws of that country. In Panama, Venezuela, Mexico, El Salvador, Nicaragua and Costa Rica, the Company has:

-     Created  a  local  corporation,
-     Obtained  appropriate  licenses with the assistance of local partners, and
- Obtained a majority ownership position in exchange for the capital required to build out the system.

     LISTING  OF  LICENSES  OR  AGREEMENTS

COUNTRY           TYPE         DATE      SCOPE
-----------  --------------  ---------  --------------------------------------------------------------------
Costa Rica   Satellite       Aug. 1997  Establish and operate "on premise" private satellite earth stations;
                                        license from both Costarricense Electricidad, or ICE and
                                        Radiografica Costarricense S.A., or RACSA
-----------  --------------  ---------  --------------------------------------------------------------------
Costa Rica   Teleport        Jan. 1998  Establish Teleport services; license issued by
                                        RACSA
-----------  --------------  ---------  --------------------------------------------------------------------
Costa Rica   Private         Aug. 1997  Private satellite stations; The Company are
             Satellite                  obligated to Stations pay Costa Rican tariff for
                                        satellite services, but a discounted tariff is provided
                                        when the Company provides the satellite station;
                                        agreement with ICE and RACSA
-----------  --------------  ---------  --------------------------------------------------------------------
Costa Rica   Teleport        Apr. 1998  Teleport services (which will avoid the cost of single user private satellite stations); agreement with
                                        RACSA
-----------  --------------  ---------  --------------------------------------------------------------------
El Salvador  Satellite       Jul. 1996  Provide "on premises" private satellite earth
                                        stations using the Solidaridad satellite system;
                                        license issued by ANATEL
-----------  --------------  ---------  --------------------------------------------------------------------
Mexico       Satellite       Jul. 1995  Provide satellite services with Mexico and complete use of Mexican Solidaridad satellite system;
                                        agreements with Telecom de Mexico
-----------  --------------  ---------  --------------------------------------------------------------------
Nicaragua    Internet                   Provide Internet services; license
-----------  --------------  ---------  --------------------------------------------------------------------
Nicaragua    Teleport                   Provide Teleport services; license
-----------  --------------  ---------  --------------------------------------------------------------------
Nicaragua    IPL                        Right to sell dedicated services international private
                                        lines; agreement with Nicaraguan government
-----------  --------------  ---------  --------------------------------------------------------------------
Nicaragua    International              International switched voice; agreement with
                                        Switched Voice Nicaraguan government
-----------  --------------  ---------  --------------------------------------------------------------------
Panama       Satellite       Dec. 1995  Authorized to provide international carrier voice and data via the Solidaridad satellite system and other
                                        agreed communications services; joint venture with
                                        Instituto Nacional de Telecomunicaciones de
                                        Panama, or Intel
-----------  --------------  ---------  --------------------------------------------------------------------
Panama       Internet        Dec. 1995  Authorized by Intel to provide Internet services retail and wholesale within Panama; license
-----------  --------------  ---------  --------------------------------------------------------------------
Panama       Digital IPL                Construction of digital Teleport; Teleport provides
                                        IPL services for Panamanian services customers
-----------  --------------  ---------  --------------------------------------------------------------------
United       International   Aug. 1999  International facilities-based carrier; license
States                                  facilities-based from FCC carrier
United       International   May 1995   International satellite connectivity; license satellite
States                                  connectivity from FCC connectivity
United       Radio Station   Apr. 1996  Fixed earth station in Clear Lake City, Texas, for
States                                  domestic fixed satellite service and international
                                        fixed satellite service; authorization from FCC
United       Radio Station   Sep. 1996  Fixed earth station in Houston, Texas, for domestic
States                                  fixed satellite service and international fixed
                                        satellite service; authorization from FCC
United       Long Distance              Various Long distance services certification (Various
States                                  States) from respective state Public Service
                                        Commissions
United       CLEC            May 1997   Interim certification of authority to provide
States                                  (Georgia) CLEC services; by Georgia Public Service
                                        Commission
-----------  --------------  ---------  --------------------------------------------------------------------
United       CLEC            May 1999   Authority to provide CLEC services; issued by
States                                  (Florida) Florida Public Service Commission
-----------  --------------  ---------  --------------------------------------------------------------------
United       CLEC            July 1999  Authority to provide CLEC services; issued by
States                                  (California) California Public Service Commission
-----------  --------------  ---------  --------------------------------------------------------------------


-----------  --------------  ---------  --------------------------------------------------------------------
Venezuela    Point-to-Point  Apr. 1996  Provide voice, data and video point to point; point to and point to multipoint services throughout
                                        multipoint Venezuela and internationally; license
                                        authorized by Commision Nacional de
                                        Telecomunicaciones, or Conatel
-----------  --------------  ---------  --------------------------------------------------------------------
Venezuela    Access          Jul. 1996  To offer domestic and international access to
                                        databases for offering enhanced services such as
                                        Internet services, e-mail, etc.; concession from
                                        Conatel
-----------  --------------  ---------  --------------------------------------------------------------------
Venezuela    Digital         Mar. 1997  Construction of digital Teleport to provide IPL
             Teleport                   services for Venezuelan customers; The Company
                                        pays Conatel on an annual basis the equivalent of
                                        agreement of 1% of gross invoicing for the services
                                        provided under the Agreement; IPL services
-----------  --------------  ---------  --------------------------------------------------------------------

COMPETITION

     In the overall market for Telecommunications services, the competitors to Telscape's U.S. CLEC business are the ILECs (Pac Bell, Bell South, GTE, Southwestern Bell, etc.) and national long distance carriers (AT&T, MCI, etc), as well as other CLECs in each geographic market. However these competitors focus on the entire telecommunications market - not just the Hispanic market segment.

     To date, the specific U.S. Hispanic market has been the focus of a different kind of competitor -- one that offers low-end services such as calling cards, pre-paid calling cards or 10-10-dial-around. These companies have traditionally offered service that is focused on (1) low price, and (2) limited credit risk for the company and therefore limited flexibility for the consumer. As well, the services provided have often been unstable or uneven, and customer service is generally inattentive if it exists at all.

     As the Hispanic market in the United States has grown in size and economic power, it desires/requires service and products that have the same quality levels as those marketed to its non-Hispanic peers. Therefore, the Company's strategy is to create a strong brand image with high quality products and service, and not to compete on cost alone. The first two marketing strategies of Telscape are familiar: (1) position Telscape as the best option for the Hispanic customer's communications needs, (2) provide the optimum one-stop shopping solution that offers local, long-distance, pre-paid and Internet services, with value-added benefits. More importantly, however, it is the way in which Telscape delivers these strategies that sets the Company apart. Telscape (1) offers unique "paired-market" product bundles that will take advantages of its cross-border presence, (2) enhances the Hispanic customer experience by championing highly ethical, consultative marketing and sales practices that that market segment often does not receive, and (3) delivers these marketing and sales practices in culturally relevant methods.

     For the International division there are more substantial barriers to entry, as provisioning of service outside the United States generally requires approval and licensing from the local government. Therefore, international competition is often constrained to the incumbent Post Telegraph and Telephone
(PTT) carrier, and the few additional companies that have received licenses. For example, in Mexico, there currently are seventeen licensed service providers; however, management believes there are only eight that have substantial operations (including international concession licenses) and are primary competitors. These eight primary competitors include Telmex (the incumbent PPT), Avantel (a subsidiary of MCI), and Alestra (a subsidiary of AT&T).

     As a company overall, Telscape does not have a competitor that has the combined portfolio of Hispanic customers in the United States and fiber/satellite assets in Central America and Mexico. The Company's focus on the Hispanic market, the market-specific services the Company provides (bi-lingual network, billing, and customer service, etc.), and its cross-border network, are significant competitive advantages.

     LOCAL  SERVICES;  INTEGRATED  SERVICES

     The Company's ability to acquire market share from ILECs, CLECs, and resellers will be contingent on management's ability to effectively:

     - Sell the Company's services to the Company's target market through culturally relevant marketing and value driven product bundling,
     -    Build  an  effective  and  reliable  local  access  network,  and
     - Develop an excellent Operating Support System to manage orders and provide service and customer support.

     One major impact of the 1996 Telecommunications Act may be a trend toward the use and the acceptance of bundled service packages, consisting of local and long distance telephony, combined with other elements such as cable television and wireless telecommunications service. As a result, the Company will be competing with:

     -    ILECs,
     - Traditional providers of long distance service, such as AT&T, Sprint, and MCI/WorldCom, and
     -    Other  CLECs  or  CAPs.

     The Company may also face competition from providers of cable television service. The Company's ability to compete successfully in telephony will depend on the attributes of the overall bundle of services the Company is able to offer, including price, features, and customer service.

     Wireless telephone service (cellular, PCS, and Enhanced Specialized Mobile Radio) is now generally viewed (by consumers) as a supplement to, not a replacement for, wire line telephone service. In particular, wireless is more expensive than wire line local service and is generally priced on a usage basis.

     It is possible, however, that in the future the rate and quality differential between wireless and wire line service will decrease, leading to more direct competition between providers of these two types of services. In that event, the Company's telephony operations may face competition from wireless operators.

     INTERNATIONAL  TELECOMMUNICATIONS;  LONG  DISTANCE

     The Company is seeking international telecommunications licenses in various foreign countries. The Company faces competition for licenses from major international telecommunications entities as well as from local competitors in each country. If a communications license is obtained, the Company's international telecommunications operations will face competition from existing government owned or monopolistic telephone service companies and other operators who receive licenses. The Company may also face significant potential competition from other communication technologies that are being or may be developed or perfected in the future. Some of the Company's competitors have substantially greater financial, marketing, and technical resources. Thus, the Company may not be successful in obtaining additional licenses or competing effectively in international telecommunication operations.

     The  Company  competes  with:

     - IXCs engaged in the provision of long distance access and other long distance resellers and providers, including large U.S. carriers;
     -    Foreign  PTTs;
     - Other marketers of international long distance and call reorigination services;
     -    Wholesale  providers  of  international  long  distance  services;
     -    Alliances  for  providing  wholesale  carrier  services;
     - New entrants to the long distance market such as the RBOCs in the United States, who have entered or have announced plans to enter the U.S. interstate long distance market pursuant to recent legislation authorizing such entry, and utilities; and
     -    Small  resellers  and  facility-based  IXCs.

     Many of the Company's competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing, and other resources and experience than the Company does. Because of their close ties to their national regulatory authorities, foreign PTTs and newly privatized successor companies can influence their national regulatory authorities to the Company's detriment. With increasing privatization of international telecommunications in foreign countries, it is possible that new foreign service providers, with close ties to their national regulatory authorities and customer bases, will enter into competition with the Company, or that PTTs will become deregulated and gain the pricing flexibility to compete more effectively with the Company. The ability of a deregulated PTT to compete on the basis of greater size and resources and long-standing relationships with customers in its own country could have a material adverse effect on the Company's business, financial condition or results of operations.

     Although the large U.S. long distance carriers have previously been reluctant to compete directly with the PTTs, other large carriers may begin to compete in the industry. Because of their ability to compete on the basis of superior financial and technical resources, the entry of any large U.S. long distance carrier into the business could have a material adverse effect on the Company's business, financial condition or results of operations.

     Competition for customers in the Company's international telecommunication and long distance markets is primarily on the basis of price and, to a lesser extent, on the basis of the type and quality of service offered. Increased competition could force the Company to reduce the Company's prices and profit margins if the Company's competitors are able to procure rates or enter into service agreements comparable to or better than those the Company obtains, or to offer other incentives to existing and potential customers. Similarly, the Company has no control over the prices set by the Company's competitors in the long distance resale carrier-to-carrier market. The Company could also face significant pricing pressure if the Company experiences a decrease in its market share of international long distance traffic, as the Company's ability to obtain favorable rates and tariffs depends, in large part, on the volume of international long distance call traffic it can generate for third-party IXCs. The Company might not be able to maintain the volume of domestic and international long distance traffic necessary to obtain favorable rates and tariffs. In addition, the Company is aware that its ability to market the Company's carrier services depends upon the existence of spreads between the rates offered by the Company and those offered by the IXCs with whom it competes as well as those from whom the Company obtains service. A decrease in rate spreads could cause the Company to lose customers and therefore materially adversely affect the Company's business, financial condition, or results of operations.

EMPLOYEES

     As of December 31, 2000, we had 616 full-time employees, with 245 residing outside the United States, principally in Mexico. Of the total employees, there are 127 in general and administration, 131 in operations and engineering and 358 in sales, marketing, and customer service. None of our employees is subject to a collective bargaining agreement, and we have not experienced any work stoppage. We believe our relations with our employees are good.

ITEM  2.     PROPERTIES.


Network  Services
-----------------

     The Company leases approximately 10,000 square feet of office space in Houston, Texas. The Company also leases additional facilities in Houston, Texas to house telecommunications equipment relating to its long distance services operations. We lease facilities in Mexico City, Guadalajara, Tijuana and Monterrey, totaling approximately 71,000 square feet and consisting of office and warehousing facilities.

CLEC
----

     The Company leases approximately 16,800 square feet of office space in Monrovia, California, which serves as its Administrative Headquarters for CLEC operations. The Company owns an office building with approximately 6,400 square feet in El Monte, California, which serves as its Central Office for Los Angeles CLEC operations. The Company leases approximately 7,220 square feet of office space in Miami, Florida, which serves as its Central Office for Miami CLEC operations.

Other
-----

     The Company leases approximately 1,700 square feet of office space in Miami, Florida. The Company leases additional office and equipment co-location space in the U.S. in Phoenix, Arizona; Ft. Lauderdale, Florida; Atlanta, Georgia; Houston, Texas; New York, New York; Los Angeles, California, and San Diego, California. The Company also leases office or equipment co-location space in Panama City, Panama; Colon, Panama; Caracas, Venezuela; San Salvador, El Salvador; Managua, Nicaragua and San Jose, Costa Rica. We lease facilities in Sunnyvale and Mountain View, California totaling 80,000 square feet.

Corporate  and  Network
-----------------------

     The Company has its Corporate Headquarters located in 6,200 square feet of office space in Roswell, Georgia. Upon the merger in June 2, 2000, the headquarters of the combined Company remained in Roswell, which was historically the headquarters of Pointe Communications Corp., and the Houston headquarters of Telscape was no longer needed for that purpose.

The  physical  properties  of  the  Company  are  in  good  condition.


ITEM  3.     LEGAL  PROCEEDINGS.

     Telscape International, Inc., Telereunion, S.A. de C.V., Telereunion International, S.A. de C.V., vs. Mastec, et.al. and Acietel Mexicaona, S.A. de C.V. in the United States District Court, Southern District of Texas, Houston Division, Case No. H-99-1468. The Company filed suit against Mastec, et.al. and Acietel Mexicana, S.A. de C.V. on May 14, 1999, alleging breach of contract, fraud, tortious interference with contract, and negligent misrepresentations. The company alleged that agreements between the parties to finance and construct assets in Mexico were not honored resulting in construction delays and damages of additional costs and expenses resulting from alternate financing. The Company sought compensatory damages, and the trial was to begin January 8, 2001. On January 3, 2001, the parties entered into a settlement agreement whereby Mastec paid the Company $1.75 million. Additionally, Mastec purchased $3.25 million of the Company's Series H Preferred Stock. MasTec is now the preferred provider of our network construction requirements.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS.

     Telscape's common stock was traded on the Nasdaq Small Cap Market under the symbol "PTMC" from August 10, 1994 until June 28, 1996, when it began trading under the symbol "TSCP." Telscape's common stock began trading on the Nasdaq National Market ("Nasdaq NM") on July 31, 1998. The following table sets forth the range of the quarterly high and low sales prices for the common stock, Nasdaq NM for each quarter within the last two fiscal years.


                High      Low
               -------  -------
2000
-------
First  Quarter   $23.00  $10.50
Second  Quarter   21.13    6.13
Third  Quarter     7.50    2.03
Fourth  Quarter    3.50    0.94

1999
-------
First  Quarter    10.00    6.31
Second  Quarter    8.56    5.38
Third  Quarter     9.38    5.88
Fourth  Quarter   13.31    5.69

     As of March 25, 2001, there were approximately 260 holders of record of Telscape's common stock.

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

     In December 2000, the Company issued 90,000 shares of its Series G Redeemable Preferred Stock. The Liquidation value per share is $100, and the dividend rate is 15% per annum. $750,000 of this placement was to convert a note payable (See Note 9). Cash proceeds approximated $8.2 million. These shares are mandatorily redeemable by the Company on the tenth anniversary of the issue date, and there are optional redemption provisions with certain adjustments to the liquidation price. These investors were accredited investors, we used no underwriter, and the transactions were exempt from Federal securities laws pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  6.  SELECTED  FINANCIAL  DATA.

     The following table sets forth certain historical financial data relating to Telscape. All periods reflect our prepaid operations as discontinued operations due to its proposed sale as of December 31, 2000. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Item 7 - Management's
Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in
Item  8  of  this  Annual  Report  on  Form  10-K.

                                    Amounts in thousands, except per share data.

                                                             For  the  Year  Ended  December  31,
                                         ---------------------------------------------------------------------------------
                                               2000            1999             1998             1997            1996
                                         ----------------  -------------  ----------------  ---------------  -------------
STATEMENT OF OPERATIONS DATA
Net revenues                             $    60,879        $  11,045      $    6,796         $  6,032        $ 8,096
Net loss from continuing
  operations                                 (65,483)         (36,018)         (7,864)         (12,253)        (7,758)
Net loss available to common
  shareholders                               (96,497)         (62,797)         (9,147)         (11,976)        (7,758)

Loss per share from continuing
  operations - basic and diluted         $     (3.88)       $   (3.49)     $    (0.83)        $  (1.76)       $ (2.30)
Loss per share available to common
  shareholders - basic and diluted             (5.71)           (6.08)          (0.14)           (1.72)         (2.30)

Weighted average shares outstanding           16,889           10,327           9,420            6,948          3,372


                                                                               At December 31,
                                         ---------------------------------------------------------------------------------
                                               2000            1999             1998             1997            1996

                                         ----------------  -------------  ----------------  ---------------  -------------
BALANCE SHEET DATA
Total assets                             $    376,386       $  76,890      $   42,222         $ 31,066        $34,792
Long term obligations and redeemable
  preferred stock                              32,198          12,134           9,625            3,949          2,523


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS


     The following table sets forth certain financial data for the years ended December 31, 2000, 1999, and 1998. Results for any period are not necessarily indicative of any future period. Further, all periods reflect our prepaid operations as discontinued operations due to its proposed sale as of December 31, 2000. See Note 17 to the financial statements for further discussion.

                                                                 ---------------------------------------------
                                                                       2000           1999          1998
                                                                 --------------  --------------  -------------
NET REVENUES                                                     $60,879,015     $  11,044,795   $  6,796,311
COST OF REVENUES                                                  54,553,823        11,878,053      3,343,892
                                                                 --------------  --------------  -------------
  GROSS MARGIN                                                     6,325,192          (833,258)     3,452,419
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                         40,469,175        15,356,875      8,257,516

RESTRUCTURING CHARGE                                               2,600,591                -              -

DEPRECIATION AND AMORTIZATION                                     24,969,940         3,705,542      2,988,184
                                                                 --------------  --------------  -------------

OPERATING LOSS                                                   (61,714,514)      (19,895,675)    (7,793,281)
                                                                 --------------  --------------  -------------
OTHER INCOME (EXPENSE):
  Interest expense, net                                           (6,015,122)      (15,979,106)    (1,738,270)
  Other, net                                                       1,384,208          (143,123)     1,667,191
                                                                 --------------  --------------  -------------
  Total other expense, net                                        (4,630,914)      (16,122,229)       (71,079)
                                                                 --------------  --------------  -------------
LOSS BEFORE INCOME TAX (BENEFIT)                                 (66,345,428)      (36,017,904)    (7,864,360)

INCOME TAX (BENEFIT)                                                (862,000)                -              -
                                                                 --------------  --------------  -------------
LOSS FROM CONTINUING OPERATIONS                                  (65,483,428)      (36,017,904)    (7,864,360)

DISCONTINUED OPERATIONS
  Results from prepaid operations                                 (1,938,028)       (2,272,951)    (1,283,122)
  Loss on disposal of prepaid business                              (814,957)                -              -
                                                                 --------------  --------------  -------------
NET LOSS                                                         (68,236,413)      (38,290,855)    (9,147,482)

Beneficial Conversion Charge                                     (19,059,218)      (22,174,074)             -
Preferred Stock Dividends                                         (9,201,621)       (2,331,834)             -
                                                                 --------------  --------------  -------------
Net loss available to common shareholders                       $(96,497,252)     $(62,796,763)   $(9,147,482)
                                                                ==============  ==============  =============

YEAR  ENDED  DECEMBER  31,  2000  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1999
--------------------------------------------------------------------------------

     Consolidated revenues for the combined lines of business for the years ended December 31, 2000 and 1999, were $60.9 million and $11.0 million, respectively. The increase in revenue came from principally two sources. One, the revenues from Telscape are included from the date of the business combination with Pointe (June 2, 2000) to December 31, 2000. The Telscape revenues added $50 million to consolidated revenues for the year ended December 31, 2000. Second, the CLEC segment added an additional $5.9 million in revenues in 2000. The Company increased Internet sales during the year by increasing sales of dial up, dedicated and DSL services to the U.S. Hispanic residential and business communities. This was offset by a $6 million decrease in revenues resulting from the deconsolidation of Telecommute Solutions in fiscal 2000 (see Note 12 of the consolidated financial statements for the year ended December 31, 2000).

     Cost of services and products for the years ended December 31, 2000 and 1999 were $54.6 million and $11.9 million respectively, yielding gross margins of 10% for 2000 and (8)% for 1999. Cost of services and products increased $43 million due to Telscape's amount being included since June 2, 2000. Gross profit margins were adversely affected during 1999 by a significant increase in fixed dedicated line costs incurred in anticipation of higher wholesale carrier and CLEC traffic.

     SG&A expenses for the year ended December 31, 2000 were $40.5 million or 66% of revenues compared to $15.4 million or 139% of revenues for the year ended December 31, 1999. Telscape's SG&A of $19 million was included from June 2, 2000. The overall increase was also attributable to expansion of the Company's operations, particularly the addition of management, marketing, engineering and administrative personnel necessary to fulfill the CLEC business plan. This trend is expected to continue throughout 2001 as the Company continues to build out its target markets.

     During 2000, the Company recorded a $2.6 million charge in the third quarter related to its restructuring of certain of its operations. See Note 15 to the financial statements for further discussion.

     Depreciation and amortization expense was $25.0 million and $3.7 million for the years ended December 31, 2000 and 1999, respectively. The increase is primarily attributable to the increase depreciation of property, plant and equipment for the CLEC business and amortization of intangibles resulting from the Telscape acquisition completed during the second quarter of 2000.

     Net interest expense was $6.0 million and $16.0 million for the years ended December 31, 2000 and 1999, respectively. The decrease during 2000 was due primarily to a non-recurring amount in 1999. The Company recorded a non-cash non-operating beneficial conversion charge in conjunction with the issuance of the notes convertible into Class B Preferred Stock in 1999. The discount recognized in conjunction with the issuance was $11.9 million for the year ended December 31, 1999. This represented the difference between the fair value of the Stock underlying the Notes and the proceeds recognized in conjunction with the issuance.

     Other income in 2000 resulted principally from a $1.5 million gain on sale of a plant from our Interlink subsidiary.

     The Company's effective income tax benefit rate for 2000 and 1999 was 1.2% and 0%, respectively. The Company recognized a benefit in 2000 equal to certain intangible amortization as a result of the Telscape merger while providing a valuation allowance on all other related items. The Company expects this trend to continue in the future.

     As discussed previously, due to the proposed sale of the Company's prepaid operations as of December 31, 2000, the Company has reflected these operations as discontinued for all periods presented. Additionally, in 2000, the Company has recorded its estimated loss ($0.8 million) from this sale as a plan of disposal is in place as well as an active program to find a buyer.

     The  net  losses  available  to  common  shareholders  for  the years ended
December 31, 2000 and 1999 were approximately $96.4 million, or $5.71 per share, and $62.8 million, or $1.36 per share, respectively. Approximately $1.67 of the net loss per share for 2000 is attributable to the
non-cash  non-operating  charge  of   approximately  $19.1  million  recognized
in conjunction with the beneficial conversion feature on the Class F preferred stock issued during the year and $9.2 million of dividends on all preferred stock. Approximately $0.53 of the $1.36 net loss per share for 1999 is attributable to the non-cash non-operating charge of approximately $22.2 million recognized in conjunction with the beneficial conversion feature on the Class D and E (formerly Class A and B) preferred stock issued during the year and $2.3 million of dividends on the preferred stock. (See Notes 13 and 14 of the consolidated financial statements).


YEAR  ENDED  DECEMBER  31,  1999  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1998
--------------------------------------------------------------------------------

     Consolidated revenues for the combined lines of business for the years ended December 31, 1999 and 1998, were $11.0 million and $6.8 million, respectively. The increase in revenue came from international private line, principally to Costa Rica, and wholesale carrier termination to various destinations in Latin America. The increase in overall revenues for the year was offset by a decline in Internet connection service revenues. The decline in internet revenues came primarily from Panama as a result of the withdrawal of the U.S. Armed Forces during the first quarter of 1999, and from the U.S. where the Company sold the majority of its dial up subscribers during the third quarter in an effort to realign its Internet offering with the Company's strategic focus on the U.S. Hispanic community. Cost of services and products for the years ended December 31, 1999 and 1998 were $11.9 million and $3.3 million respectively, yielding gross profit margins of
(8)% for 1999 and 51% for 1998. Gross profit margins were adversely affected during 1999 by a significant increase in fixed dedicated line costs incurred in anticipation of higher wholesale carrier and Competitive Local Exchange Carrier ("CLEC") traffic.

     Selling, general, and administrative ("SG&A") expenses for the year ended December 31, 1999 were $15.4 million or 137% of revenues compared to $8.3 million or 122% of revenues for the year ended December 31, 1998.

     Depreciation and amortization expense was $4.5 million and $3.0 million for the years ended December 31, 1999 and 1998, respectively. The increase is attributable to the increase in property, plant and equipment and amortization of intangibles resulting from acquisitions completed during 1998 and 1999.

     Interest expense was $16.0 million and $1.7 million for the years ended December 31, 1999 and 1998, respectively. The increase during 1999 was due primarily to the non-cash non-operating beneficial conversion charge taken in conjunction with the issuance of the notes convertible into Class B Preferred Stock. The discount recognized in conjunction with the issuance was $11.9 million for the year ended December 31, 1999. This represented the difference between the fair value of the Stock underlying the Notes and the proceeds recognized in conjunction with the issuance. The amount is non-recurring. Additionally, a number of new debt instruments were entered into in late 1998 and during 1999, including $11.0 million in bridge loans, $6.0 million in capital leases.

     Other income in 1998 resulted from a gain recognized on the settlement of an account payable to Sprint. An agreement in principal was reached during 1997 to restructure the Company's payable to Sprint. At year end 1997, the disputed amount was accrued as a deferred credit. During 1998, the Company signed a settlement agreement requiring it to pay $1.0 million, at which time the deferred credit was recognized in the statement of operations. The settlement agreement obligates the Company to pay $100,000 at settlement and $50,000 per month over the succeeding 18 months.

LIQUIDITY  AND  CAPITAL  RESOURCES

          The Company has not generated net cash from operations for any period presented. We do not expect that cash flows from operations will be sufficient to meet anticipated capital expenditures and debt repayment requirements when they are due without additional financing. We intend to finance our growth, principal and interest obligations under existing debt obligations, and additional capital investments required for our planned facilities expansion through vendor financing, the sale of fiber, the prepaid
business  unit  and  strategic  assets  discussed  below,   and  the  sale  of
additional debt or equity securities. There can be no assurance that the above mentioned equity financing or asset sales will close as anticipated or at all or that we will be able to obtain additional financing on commercially reasonable terms, if at all, to fund losses generated from operations, to fund capital expenditures, to fund debt service obligations as they become due, or to fund strategic investment alternatives.

     The Company had a net cash outflow from operating activities of $27.5 million and $22.2 million for the year ended December 31, 2000 and 1999, respectively. These amounts include $4.6 million and $2.1 million, respectively, related to discontinued operations. The increase from 1999 to 2000 is primarily the result of increases in operating losses and a deteriorating working capital position.

     As reflected in the report delivered by the Company's independent auditors, Arthur Andersen LLP, in connection with the preparation of the Company's fiscal year 2000 audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company's consolidated financial statements have been prepared assuming that Telscape will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 3 to the accompanying consolidated financial statements, the Company has had recurring operating losses and has a net capital deficiency. As of December 31, 2000, the Company had an accumulated deficit of approximately $190 million and a working capital deficit of approximately $132 million, and expects to continue to incur operating losses in the near future.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Telscape's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flow. Telscape's future capital needs depend on a number of factors, certain of which are under the Company's control (such as marketing expenses, staffing levels, customer growth and capital costs) and others of which are not under the Company's control (such as competitive conditions and government regulation).
Moreover, the terms of Telscape's outstanding indebtedness impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock.

     The Company used $35.7 million in investing activities in 2000, principally to acquire $36.9 million of property and equipment for use mainly in the US CLEC operations in Los Angeles, Miami and San Diego and to build the Mexico network. We received $1.9 million in repayment of a loan to Telecommute Solutions, Inc., which was formerly a consolidated subsidiary but was deconsolidated during the first quarter of 2000 as a result of a private investment directly into Telecommute, which reduced the Company's ownership below fifty percent.

     The Company's financing activities for the year to date through December 31, 2000, generated $44.9 million mainly as a result of the issuance of Redeemable Preferred Stock for $8.3 million (see Note 13 of the consolidated financial statements) and Class F Senior Convertible Preferred Stock for $27.7 million (see Note 14 of the consolidated financial statements). Additionally, the Company received $3.5 million in conjunction with the exercise of warrants and options and $5.5 million of net proceeds from leases and notes payable.

     As of December 31, 2000, the Company had unrestricted cash on hand of $3.0 million with a negative working capital balance of $132.4 million which includes $73.9 million of debt reclassified to current due to our currently being in default under the borrowing agreements. During the third quarter 2000, we signed agreements to increase amounts available under our borrowing facilities. On September 29, 2000, the Company, along with its subsidiaries, Telereunion S.A. de C.V., Telereunion International, S.A. de C.V., Telereunion, Inc., Telscape USA, Inc., MSN Communications, Inc., Interlink Communications, Inc., TSCP International, Inc., Vextro De Mexico S.A. de C.V., and its wholly owned subsidiary, Servicios Corporativos Vextro, S.A. de C.V., Telscape de Mexico S.A. de C.V., N.S.I. S.A. de C.V., Lan and Wan S.A. de C.V. and M.S. Noticias y Telecomunicaciones, S.A. de C.V. signed a credit agreement with GE Capital Corp. (the "GECC Credit Agreement"). The GECC Credit Agreement provides for up to $60 million in financing under long-term repayment terms. In September 2000, the Company borrowed approximately $56 million. We used $1.3 million to repay a note payable to a bank, $3.5 million and $40 million to repay in full accrued interest and principal, respectively, on the 1999 Lucent Credit Agreement, $10.6 million to pay outstanding payables, and $1.6 million for debt costs associated with the GECC borrowing. The Company received no net cash proceeds from this initial borrowing.

     In the fourth quarter of 2000, we borrowed an additional $1.5 million from the GECC Credit Agreement to pay outstanding payables.

     The GECC Credit Agreement requires no payments for the first year and interest-only payments for the second year. Beginning October 2002, the agreement requires nine semiannual principal payments, including prior accrued interest of approximately $5.2 million, plus current interest. The agreement bears interest at a per annum rate of LIBOR plus a margin of 5.8% initially which increases to 7.3 % by the fifth year (12.4 % at December 31, 2000). In conjunction with the extension, the Company issued an additional warrants to purchase 710,314 shares of common stock for a period of six years at a strike price of $2.53. The warrants were valued at approximately $1.0 million and were recorded as a discount on the notes to be amortized over the 6.5 year term. Approximately $4 million is remaining under the facility to be used for future equipment acquisitions or to capitalize interest.

     In September 2000, the Company signed a financing agreement with NTFC Capital Corporation ("NTFC"), a financing arm of GECC, for new funding of up to $16 million. The Company used part of the initial proceeds of $13.5 million to repay $13.2 million of accounts payable related to equipment for the U.S. CLEC / DLEC operations and to pay $0.3 million of loan costs. The agreement bears interest at Libor plus a margin of 5.0% (11.7% at December 31, 2000)and requires no payments the first year, then interest only payments until September 30, 2002, then 20 quarterly principal and interest payments until September 30, 2007. Interest accrued during the no payment period is added to the principal balance. Approximately $2.5 million is remaining under the facility to be used for future equipment acquisitions or to capitalize interest.

     On October 22, 1999, the Company signed a loan agreement with Lennox Invest Ltd. ("Lennox"), a BVI Corporation, which provided for funding of up to $10.0 million. A total of $1.5 million has been funded on this facility, which bears interest at 10% per annum. Interest on each note is to be paid at maturation of the respective note, which occurs six months after the date of each note. Of the $1.5 million funded under the facility, $1.0 million matured on April 19, 2000, and $0.5 million matured on April 26, 2000. Lennox and the Company agreed to extend the notes an additional six months from the original maturity dates and again until November 30, 2000. In conjunction with the extension, the Company issued additional warrants to purchase 178,288 shares of common stock for a period of three years at a strike price of $7.00. The warrants were valued at $72,049 and were recorded as a discount on the note amortized to interest expense over the six month extended maturity. In December 2000, the Company paid approximately $586,000 of principal and interest and issued 75,000 shares of Series G Redeemable Preferred Stock to convert $750,000 of principal (see Note 13 of the consolidated financial statements). In conjunction with these transactions, the Company issued a new note for $450,000, which bears interest at 10% per annum and matures on April 22, 2001.

     In  the  fourth  quarter  2000  the  Company  received  additional  equity financing from a group of existing Telscape investors who purchased $8.3 million of our redeemable preferred stock. The same group invested $3.5 million in our redeemable preferred stock in the first quarter of 2001. Also, in the first quarter of 2001, the Company received $3.3 million in equity financing in its Series H preferred stock.

     As of December 31, 2000, the Company was not in compliance with certain covenants contained in the GECC and NTFC credit facilities discussed above. Additionally, the Company was obligated to obtain certain waivers and consents from third parties (including landlords, carriers, vendors, banks, etc.) by November 30, 2000. As of December 31, 2000, not all of the required consents had been obtained. We are also in default on payments of interest and/or principal on the GECC facility, the NTFC Note Payable (1999), Integracion note, the senior subordinated notes, and the Crist note payable. For these reasons, we have classified the above mentioned notes as short term in the financial statements.

     In March 2001, we sold some of the fiber in our Mexico network for a total of $10 million. We received $1 million in March 2001, and the buyer is obligated to pay $4 million in June 2001, and $5 million in December 2001.

     We are currently negotiating a bridge loan with our largest creditor for approximately $15 million. Additionally, we are negotiating with current investors to match this with additional, identical loans, bringing the total to $30 million. We expect this to be consummated in the second quarter 2001. This loan is intended to fund the Company's operations and capital needs until we are able to sell some of our strategic assets. We are in the preliminary process of marketing some of these assets to be able to generate financing that will allow us to focus on our core business, which is local and long distance domestic and international telecommunications. We anticipate completing these sales in the third quarter of 2001. If we are unable to obtain the aforementioned bridge loan and complete these asset sales, we will be forced to constrict our operations.

Additionally, we will have to delay the expansion of our CLEC business. The Company must continue to enhance and expand its network in order to maintain its competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. The Company's ability to grow depends, in part, on its ability to expand its operations through the establishment of new points of presence, which requires significant advance capital equipment expenditures as well as advance expenditures and commitments for leased telephone company facilities and circuits and advertising. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations and its ability to compete. If we are unable to find additional sources of financing, these matters will have a material adverse effect on the Company and may jeopardize the ability of the Company to continue as a going concern.

     The Company's ability to achieve its strategic objectives will depend in large part upon the successful, timely, and cost-effective provisioning of service for new customers, as well as billing these additional customers for the services rendered. The lack of or inefficiency in provisioning could materially increase customer cancellations. The lack of or incompleteness in billing operations could materially reduce the receipt of revenue. The Company's inability to provision or bill for services rendered in a timely, cost-efficient manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

FOREIGN  CURRENCY  TRANSLATION  RISK

     The general economic conditions of Mexico are greatly affected by the fluctuations in exchange rates and inflation. Our foreign currency risk in Mexico has traditionally been mitigated due to the fact that the majority of our customers are multinational firms that pay in United States dollars. Our functional currency in Mexico is the United States dollar because the majority of its transactions are in such currency. In addition, our few customers that pay in pesos pay at the spot exchange rate in effect at the time of payment as opposed to the exchange rate at the time the receivable is created. We may choose to limit our exposure to translation gains and losses through the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that any foreign currency hedging strategy would be successful in avoiding translation related gains or losses.

     We do not currently hedge against the risk of foreign exchange rate fluctuations. See further discussion in Item 7A - Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Exchange Risk.

RECENT  ACCOUNTING  PRONOUNCEMENTS

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     The Company has operations in Central and South America, mainly Panama, Venezuela, Costa Rica and Mexico, which expose it to currency exchange rate risks (except Panama, whose currency is equal to the U.S. dollar). To manage the volatility attributable to these exposures, the Company nets the exposures to take advantage of natural offsets. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term as the significant majority of the Company's activities are settled in the U.S. Dollar. If, however, there was a sustained decline in these currencies versus the U.S. dollar, then the consolidated financial statements could be adversely affected.

INTEREST  RATE  RISK

     As of December 31, 2000, we had a mix of variable and fixed interest bearing notes. All of our debt obligations are denominated in U.S. dollars and represent interest rate risk. All of our debt obligations are segregated in fixed and variable rate instruments as shown on the table below. The table shows the amounts of principal payments due on our various debt instruments and the weighted average rate for the principal payments then due using the rates in effect at December 31, 2000.

     The table set forth below summarizes the fair values and payment terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2000.

                                                                                         Fair Value
DEBT               2001         2002        2003        2004      2005 and        Total      at
                                                                 thereafter               12/31/00
-------------  ------------  ----------  ----------  ----------  ----------  -----------  ----------
Non-interest
  bearing or
  fixed rate   $11,713,665   $3,491,553  $1,782,866  $1,630,832   $395,985   $19,014,901 $19,014,901

Weighted avg.
  interest rate       10.7%       10.8%        12.2%      121.1%      12.0%         11.3%          -

Variable       $73,306,599   $        -  $        -  $        -   $      -   $73,306,599 $73,306,599

Weighted avg.
  interest rate       12.3%           -           -           -          -          12.3%          -
----------------------------------------------------------------------------------------------------
Total          $85,020,264   $3,491,553  $1,782,866  $1,630,832   $395,985   $92,321,500 $92,321,500
====================================================================================================

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

FOREIGN  CURRENCY  EXCHANGE  RISK

     We conduct a significant amount of its operations in countries outside the United States. Our foreign currency exchange risk includes the following:

     The Mexican economy has historically had periods of exchange rate instability and peso devaluation. 1999 was the first year in recent history in which not only did the peso not decline but appreciated slightly year over year. Our Network Services business is conducted in Mexico. The majority of our revenues in the Network Services business are contracted in dollars or in pesos indexed to the dollar at the time of settlement. The products and services that we sell in the Network Services business line are generally imported from the U.S. or other countries and are payable in dollars. Our remaining operating costs in this segment are generally paid in pesos.

     In our broadband services business division, we generally collect our revenues in U.S. dollars and pay for our costs to provide these services in U.S. dollars.

     In our voice services business division, we sell our services to customers in the U.S. and thus our revenues have been collected in U.S. dollars. Our costs of providing these services are paid to vendors both in the U.S. and in Mexico or other Latin American countries. A significant portion of our costs to provide these services are structured under operating agreements with carriers in Mexico under which the costs historically have been settled in pesos. We entered into additional agreements with carriers in Mexico which provided us with additional termination capacity in Mexico in 1999. These arrangements provide for settlement in U.S. dollars.

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.


Index to Consolidated Financial Statements:                  F-1
Report of Independent Public Accountants                     F-2

Consolidated Balance Sheets - At December 31, 2000 and 1999  F-3 to F-4

Consolidated Statements of Operations - For the years ended
December 31, 2000, 1999 and 1998                             F-5

Consolidated Statements of Stockholders' Equity - For the
years ended December 31, 2000, 1999 and 1998                 F-6

Consolidated Statements of Cash Flows - For the years ended
December 31, 2000, 1999 and 1998                             F-7

Notes to Consolidated Financial Statements                   F-8

                    Report of Independent Public Accountants


To  Telscape  International,  Inc.:

We have audited the accompanying consolidated balance sheets of Telscape International, Inc. (a Texas corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telscape International, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                  /s/  ARTHUR  ANDERSEN  LLP

Atlanta,  Georgia
April  13,  2001

                              TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET


                                                                                 December  31
                                                                       ------------------------------
                                                                            2000            1999
                                                                       ---------------  -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                             $    2,978,472   $ 21,219,684
 Restricted cash                                                              208,000        542,913
 Accounts receivable, less allowance for doubtful accounts of
  $6,402,000 and $1,508,000, respectively                                  21,719,260      3,639,378
 Notes receivable, net (Note 5)                                               554,659      2,270,750
 Inventories                                                                2,696,959      1,742,543
 Prepaid expenses and other (Note 6)                                        5,439,321        629,787
                                                                       ---------------  -------------
    Total current assets                                                   33,596,671     30,045,055

PROPERTY AND EQUIPMENT, net (Note 7)                                      135,279,622     24,317,342
GOODWILL, net of accumulated amortization of $12,436,920 and
 $2,190,266 in 2000 and 1999, respectively                                134,539,000     17,237,653
ACQUIRED CUSTOMER BASE, net of accumulated amortization of
 $6,291,716 and $1,131,507 in 2000 and 1999, respectively                  13,126,116        890,271
FIRST TO MARKET, net of accumulated amortization of $4,072,414
 in 2000                                                                   30,833,993              -
LICENSE, net of accumulated amortization of $339,368 in 2000               17,113,834              -
OTHER INTANGIBLE ASSETS, net of accumulated amortization of
 $2,477,327 and $1,946,521 in 2000 and 1999, respectively                   1,446,610      1,723,225

OTHER ASSETS                                                               10,449,882      2,676,217
                                                                       ---------------  -------------
      Total assets                                                     $  376,385,728   $ 76,889,763
                                                                       ===============  =============


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                      $   53,440,833   $  6,233,914
 Accrued expenses                                                          21,491,157      6,132,570
 Current portion of notes payable and capital lease obligations            85,020,262      6,038,032
 Unearned Revenue                                                           6,059,467      1,514,328
                                                                       ---------------  -------------
 Total current liabilities                                                166,011,719     19,918,844
                                                                       ---------------  -------------
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS                                 7,301,238     11,234,234
                                                                       ---------------  -------------
OTHER LONG TERM LIABILITIES                                                15,804,520              -
                                                                       ---------------  -------------
DEFERRED TAX LIABILITY                                                     14,652,000              -
                                                                       ---------------  -------------
CONVERTIBLE DEBENTURES                                                              -        900,000
                                                                       ---------------  -------------
REDEEMABLE SERIES G PREFERRED STOCK (Note 13)                               9,092,131              -
                                                                       ---------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 18)                                             -              -
                                                                       ---------------  -------------
MINORITY INTEREST                                                                   -      2,014,959
                                                                       ---------------  -------------
STOCKHOLDERS' EQUITY:
 All classes of preferred stock - par value $.001; shares authorized
  10,000,000 in 2000 and 100,000 in 1999:
  Series D preferred stock, 12,222 and 10,857 issued and outstanding               12             11
  Series E preferred stock, 8,177 and 7,264 issued and outstanding                  8              7
  Series F preferred stock, 338,496 and 0 issued and outstanding                  339              -
 Common stock, par value $.001; shares authorized 100,000,000;
  20,819,444 and 11,554,375 issued and outstanding                             20,819         11,554
 Additional paid-in capital                                               353,549,825    136,359,780
 Accumulated deficit                                                     (190,046,883)   (93,549,626)
                                                                       ---------------  -------------
       Total stockholders' equity                                         163,524,120     42,821,726
                                                                       ---------------  -------------
       Total liabilities and stockholders' equity                      $  376,385,728   $ 76,889,763
                                                                       ===============  =============
          The accompanying notes are an integral part of these financial statements.

                            TELSCAPE INTERNATIONAL, INC.  AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year  Ended  December  31,
                                                                 ----------------------------------------------
                                                                       2000             1999           1998
                                                                 ----------------  --------------  ------------
REVENUES                                                         $    60,879,015   $  11,044,795   $ 6,796,311
COST OF REVENUES                                                      54,553,823      11,878,053     3,343,892
                                                                 ----------------  --------------  ------------
 GROSS MARGIN                                                          6,325,192        (833,258)    3,452,419
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                              40,469,175      15,356,875     8,257,516

RESTRUCTURING CHARGE                                                   2,600,591               -             -

DEPRECIATION AND AMORTIZATION                                         24,969,940       3,705,542     2,988,184
                                                                 ----------------  --------------  ------------

OPERATING LOSS                                                       (61,714,514)    (19,895,675)   (7,793,281)
                                                                 ----------------  --------------  ------------
OTHER (EXPENSE)INCOME:
 Interest expense, net                                                (6,015,122)    (15,979,106)   (1,738,270)
 Other, net                                                            1,384,208        (143,123)    1,667,191
                                                                 ----------------  --------------  ------------
 Total other (expense) , net                                          (4,630,914)    (16,122,229)      (71,079)
                                                                 ----------------  --------------  ------------
LOSS BEFORE INCOME TAXES                                             (66,345,428)    (36,017,904)   (7,864,360)

INCOME TAX (BENEFIT)                                                    (862,000)              -             -
                                                                 ----------------  --------------  ------------
LOSS FROM CONTINUING OPERATIONS                                      (65,483,428)    (36,017,904)   (7,864,360)
                                                                 ----------------  --------------  ------------
DISCONTINUED OPERATIONS (Note 17)
 Results from prepaid operations                                      (1,938,028)     (2,272,951)   (1,283,122)
 Loss on disposal of prepaid business                                   (814,957)              -             -
                                                                 ----------------  --------------  ------------
 LOSS FROM DISCONTINUED OPERATIONS                                    (2,752,985)     (2,272,951)   (1,283,122)
                                                                 ----------------  --------------  ------------
NET LOSS                                                             (68,236,413)    (38,290,855)   (9,147,482)

Beneficial Conversion Charge                                         (19,059,218)    (22,174,074)            -
Preferred Stock Dividends                                             (9,201,621)     (2,331,834)            -
                                                                 ----------------  --------------  ------------
Net loss available to common shareholders                        $   (96,497,252)  $ (62,796,763)  $(9,147,482)
                                                                 ================  ==============  ============
LOSS PER SHARE - BASIC AND DILUTED:
  Continuing Operations                                          $         (3.88)  $       (3.49)  $     (0.83)
  Discontinued Operations                                                  (0.16)          (0.22)        (0.14)
  Beneficial conversions charges and preferred stock dividends             (1.67)          (2.37)            -
  Net Loss per share                                                       (5.71)          (6.08)        (0.97)

WEIGHTED AVERAGE SHARES OUTSTANDING:                                  16,888,704      10,327,270     9,419,714

                    The accompanying notes are an integral part of these financial statements.

                             TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                           PREFERRED  STOCK     COMMON  STOCK      ADDITIONAL
                                           ----------------  -------------------     PAID-IN      ACCUMULATED
                                           SHARES   AMOUNT     SHARES    AMOUNT      CAPITAL        DEFICIT
                                           -------  -------  ----------  -------  -------------  --------------
Balance, December 31, 1997                       -  $     -   7,629,600  $ 7,630  $ 35,974,151   $ (21,605,381)
Issuance of common stock, net of related
  expenses for:
   Private placements                            -        -   2,425,127    2,425     5,997,575               -
   Merger transactions                           -        -      46,100       46       186,717               -
   Exercise of common stock
    warrants and options                         -        -      33,262       33       139,462               -
Issuance of common stock rights and
 Warrants                                        -        -           -        -       830,069               -
Net loss                                         -        -           -        -             -      (9,147,482)
                                           -------  -------  ----------  -------  -------------  --------------
Balance, December 31, 1998                       -        -  10,134,089   10,134    43,127,974     (30,752,863)
Issuance of common stock, net of related
  expenses for:
   Purchase of minority interest in
    Subsidiary                                   -        -      67,054       67       352,736               -
   Merger transactions                           -        -       8,402        8        56,375               -
   Exercise of warrants and options              -        -   1,150,945    1,151     5,202,805               -
   Settlement of payables                        -        -      16,937       17        20,193               -
   Conversion of debentures                      -        -      37,252       37       199,965               -
   Exercise of conversion rights                 -        -     139,696      140       108,418               -
Issuance of common stock warrants                -        -           -        -     1,144,434               -
Issuance of Class D Senior Convertible
 Preferred Stock and warrants, net of
 issuance costs                             10,080       10           -        -    50,152,115     (22,174,074)
Issuance of Class E Senior Convertible
 Preferred Stock and warrants, net of
 issuance costs                              7,264        7           -        -    33,505,777               -
Compensation on variable options                 -        -           -        -       157,155               -
Dividends paid in kind with Class D
 Senior Convertible Preferred Stock            777        1           -        -     2,331,833      (2,331,834)
Net los                                          -        -           -        -             -     (38,290,855)
                                           -------  -------  ----------  -------  -------------  --------------
Balance, December 31, 1999                  18,121       18  11,554,375   11,554   136,359,780     (93,549,626)
Deconsolidation of Telecommute Solutions         -        -           -        -     5,483,474               -
Issuance resulting from reverse merger         913        1   8,046,155    8,046   146,572,109               -
Issuance of common stock, net of related
  expenses for:
   Conversion of debentures                      -        -     167,635      168       899,992               -
Exercise of Pointe warrants and
 Options                                         -        -     102,422      102       537,525               -
   Exercise of Telscape warrants and
    Options                                      -        -     948,857      949     3,147,211               -
Issuance of Class F Convertible Preferred
 Stock, including beneficial conversion
 Charge                                    315,750      316           -        -    50,572,787     (19,059,218)
Dividends on Preferred Stock paid in kind
 with respective Series Preferred Stock     24,111       24           -        -     9,110,897      (9,201,626)
Stock Warrant Accretion                          -        -           -        -     1,023,205               -
Stock based compensation                         -        -           -        -      (157,155)              -
Net loss                                         -        -           -        -             -     (68,236,413)
                                           -------  -------  ----------  -------  -------------  --------------
Balance, December 31, 2000                 358,895  $   359  20,819,444  $20,819  $353,549,825   $(190,046,883)
                                           =======  =======  ==========  =======  =============  ==============

               The accompanying notes are an integral part of these financial statements.

                         TELSCAPE INTERNATIONAL, INC.  AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year  Ended  December  31,
                                                              ------------------------------------------
                                                                  2000           1999           1998
                                                              -------------  -------------  ------------
OPERATING ACTIVITIES:
 Net loss                                                     $(68,236,413)   (38,290,855)  $(9,147,482)
 Adjustments to reconcile net loss to net cash
  used in operating activities from continuing
  operations (excluding effect of acquisition):
 Loss on disposal of discontinued operations                       814,957              -             -
 Loss from discontinued operations                               1,938,028      2,272,951     1,283,122
 Gain on sale of property plant and equipment                     (916,075)             -             -
 Capitalized interest                                            1,798,580              -             -
 Deferred Taxes                                                   (862,000)             -             -
 Depreciation and amortization                                  24,969,940      3,705,541     2,988,184
 Amortization of discounts on debt and lease obligations         1,052,452     13,825,619       250,244
 Interest on convertible debenture paid in-kind                          -        791,662             -
 Deferred settlement gain                                                -              -    (2,757,132)
 Non cash stock compensation                                       106,794              -             -
 Non cash restructuring charge                                     526,504              -             -
 Changes in operating assets and liabilities:
  Accounts receivable, net                                      (3,768,479)     1,827,854    (1,485,415)
  Notes receivable                                                 216,091     (3,088,611)     (215,337)
  Inventories                                                    1,136,547       (149,412)     (155,880)
  Prepaid expenses and other                                       308,990     (2,206,238)     (322,748)
  Accounts payable, accrued and other liabilities               22,386,260      2,680,279     3,812,648
  Unearned revenue                                              (4,377,538)    (1,414,661)    2,249,403
                                                              -------------  -------------  ------------
Cash used in operating activities of continuing operations     (22,905,362)   (20,045,871)   (3,500,393)
Cash used in operating activities of discontinued operations    (4,563,717)    (2,178,125)   (3,946,225)
                                                              -------------  -------------  ------------
Net cash used in operating activities                          (27,469,079)   (22,223,996)   (7,446,618)
                                                              -------------  -------------  ------------

INVESTING ACTIVITIES:
Purchases of property and equipment                            (36,862,654)    (6,644,342)   (3,505,889)
Cash received from sale of property and equipment                  582,000              -             -
Restricted cash                                                    334,913       (357,913)      (50,000)
Repayment of debt by deconsolidated subsidiary                   1,909,596              -             -
Reduction in cash due to deconsolidation of subsidiary, net       (350,295)
Net cash received (paid) for acquisition                           228,633       (137,140)     (350,633)
Other                                                           (1,554,914)             -             -
                                                              -------------  -------------  ------------
Net cash used in investing activities                          (35,712,721)    (7,139,395)   (3,906,522)
                                                              -------------  -------------  ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock, net                 35,985,484     27,978,051             -
 Proceeds from issuance of preferred stock in subsidiary                 -              -     1,981,959
 Payments on financing lease obligations, notes payable and
  lines of credit                                               (3,720,078)   (10,222,915)     (645,912)
 Proceeds from notes payable and lease obligations               9,149,524     10,633,000     5,091,294
 Proceeds from warrants and options exercised                    3,525,658        170,622        25,495
 Proceeds from issuance of convertible debentures                        -     20,849,118             -
 Payments on convertible debentures                                      -        (80,000)            -
 Proceeds from sale of common stock                                      -              -     6,000,000
                                                              -------------  -------------  ------------
Net cash provided by financing activities                       44,940,588     49,327,876    12,452,836
                                                              -------------  -------------  ------------
Net change in cash and cash equivalents                        (18,241,212)    19,964,485     1,099,696
Cash and cash equivalents:
 Beginning of period                                            21,219,684      1,255,199       155,503
                                                              -------------  -------------  ------------
 End of period                                                $  2,978,472   $ 21,219,684   $ 1,255,199
                                                              =============  =============  ============

   The accompanying notes are an integral part of these financial statements.

                 TELSCAPE INTERNATIONAL, INC.  AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION  AND  NATURE  OF  BUSINESS

     Telscape International, Inc., a Texas corporation and its subsidiaries, ("the Company") is an international facilities based integrated communications provider ("ICP") serving residential and commercial customers in the United
States ("U.S."), Central and South America. The Company provides enhanced telecommunications products and services, including local, long distance, Internet, international private line, carrier services, prepaid calling card, and telecommuting services, with a focus on the Hispanic community both domestically and internationally. The Company is implementing facilities based infrastructure on a staged basis in certain identified U.S. markets with significant Hispanic presence with the ultimate objective of being a full-service Competetive Local Exchange Carrier ("CLEC") with a low-cost base of operations.

     The Company was incorporated in Nevada on April 10, 1996 as a wholly owned subsidiary of Maui Capital Corporation, a Colorado Corporation ("Maui Capital"), which incorporated on August 8, 1988. On April 21, 1996, Maui Capital and the Company merged with the Company being the surviving corporation and succeeding to all the business, properties, assets, and liabilities of Maui Capital. The purpose of the merger of Maui Capital and the Company was to change the name and state of incorporation of Maui Capital. Maui Capital had no business or assets prior to September 21, 1995 when it acquired TOPS Corporation ("TOPS"), a Nevada corporation (TOPS was named Charter Communications International, Inc. until April 10, 1996, when its name was changed so that the Company could be formed in Nevada with the same name). At the time of the acquisition, TOPS was the sole stockholder of Charter Communicaciones Internacionales Grupo, S.A., a Panama corporation ("Charter Panama"), which was engaged in developing a private line telecommunications system in Panama and pursuing licenses to provide such services in various other Latin American countries. Since the acquisition of TOPS, the Company has endeavored to grow both through the development of its existing businesses and through the acquisition of complementary businesses. Proceeds from private placements of securities with principals and outside investors have funded the development of the Company to date.

     On June 1, 1998, the Company acquired Galatel Inc. ("Galatel"), a distributor of prepaid calling cards primarily to the Hispanic community, in a cash and stock transaction. On July 30, 1998, the Company acquired Pointe Communications Corporation ("Pointe Communications"), a Delaware corporation, in a cash and warrant transaction. Pointe Communications did not have revenue from operations prior to its acquisition. On August 31, 1998, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to effect a change in the Company's name from Charter Communications International, Inc. to Pointe Communications Corporation. On August 12, 1998, the Company acquired International Digital Telecommunications Systems, Inc. ("IDTS") in a cash and stock transaction. IDTS is a facilities-based long-distance carrier of voice, data, and other types of telecommunications in the Miami, Florida market. On October 1, 1998, the Company acquired Rent-A-Line Telephone Company, LLC ("Rent-A-Line") in a stock rights transaction. Rent-A-Line is a reseller of prepaid local telephone service. All of these transactions were accounted for as purchases (See Note 4).

     On August 16, 1999, HTC Communications, LLC ("HTC"), a California limited liability company licensed as a CLEC in California, merged with and into the Company. As consideration for the merger, the Company issued 600,000 shares of common stock to the members of HTC upon the satisfaction by the members of opening two competitive local exchange markets for the Company within 12 months of the closing date of the merger. At the same time, the Company entered into 36-month employment agreements with two of the members of HTC for the purpose of development and oversight of the Company's CLEC operations.

     On June 2, 2000, Telscape International, Inc. completed a merger with Pointe Communications Corporation ("Pointe") in accordance with the December 31, 1999 Agreement and Plan of Merger ("Merger Agreement"). The merger was an all-stock transaction in which each share of Pointe was exchanged for 0.223514 shares of Telscape common stock. The purchase method of accounting has been used to record the transaction under which Pointe is viewed as the acquirer for accounting purposes because its former shareholders own a majority of the combined company's shares. Therefore, the value of the Telscape common shares, options and warrants outstanding on the date of merger is treated as the consideration given in the merger. The value applied to the shares was based upon the market price on the date of the Merger Agreement. Due to the reverse merger accounting treatment, Pointe's balance sheet and results of operations have been used as the basis of these financial statements. Telscape's operations from June 2, 2000 through December 31, 2000, are included in the consolidated statements of operations and cash flows.

     Some of the telecommunications services offered by Telscape require licensing by U.S. Federal and state agencies and the foreign countries wherein services are offered. Telscape has formed wholly owned or majority-owned foreign corporations. Telscape maintains financial control of all subsidiaries. The Company has been licensed by the U.S. Federal Communications Commission ("FCC") as an international facilities-based carrier. Telscape has selected the Mexican Solidaridad system as its primary satellite carrier. Several U.S. carriers are used to provide domestic long-distance services. In the U.S., the Company or its subsidiaries have been granted four FCC 214 licenses to provide international long-distance service and operate satellite teleports in the U.S., as well as Competitive Local Exchange Licenses in California, Florida, Georgia, Texas, New York, New Jersey and inter-exchange carrier licenses in many states.

     The Company may face significant potential competition from other communication technologies that are being or may be developed or perfected in the future. Some of the Company's competitors have substantially greater financial, marketing, and technical resources than does the Company. The Company's international telecommunications operations face competition from existing government-owned or monopolistic telephone service companies and from other operators who receive licenses to provide services similar to the Company's. Accordingly, there can be no assurance that the Company will be able to obtain any additional licenses or that it will be able to compete effectively.

2.     SUMMARY  OF  ACCOUNTING  POLICIES

     PRINCIPLES  OF  CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     USE  OF  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH  AND  CASH  EQUIVALENTS

     Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less. The carrying value of the cash and cash equivalents approximates fair market value at December 31, 2000 and 1999.

     RESTRICTED  CASH

     The Company's restricted cash represents deposits on hand with a bank as security for letters of credit.

     CONCENTRATION  OF  RISK

     A portion of the Company's assets and operations are located in various South and Central American countries. The Company's business cannot operate unless the governments of these countries provide licenses, privileges or other regulatory clearances. No such assurance can be given that such rights, once granted, could not be revoked without due cause.

     The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services and the ability to terminate access on delinquent accounts. The concentration of credit risk is mitigated by the large number of customers comprising the customer base. The carrying amount of the Company's receivables approximates their fair value.

     INVENTORIES

     Inventories consist primarily of prepaid calling cards (see Note 17 for discussion of the discontinuance of this business). All inventories are recorded as finished goods and are available for sale. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

     PROPERTY  AND  DEPRECIATION

   Property and equipment are recorded at cost, including certain engineering and internal software development costs. Software costs represent salaries and related taxes and benefits paid to employees during the application development stage for software used internally. The property and equipment acquired in conjunction with the acquisitions were recorded on the Company's books at net book value, which approximated fair market value at the dates of acquisition. The Company records depreciation using the straight-line method over the estimated remaining useful lives of the assets, which are as follows:

                         Estimated Useful Lives
     Classification             (Years)
-----------------------  ----------------------
Equipment and machinery                    5-10
Earth station facility                       10
Software                                    5-7
Furniture and fixtures                      5-7
Other property                             3-20
Fiber optic network                          15

     Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the lease. Property and equipment recorded under capital and financing leases are included with the Company's owned assets.

     INTANGIBLES

     In conjunction with its acquisitions described in Note 4, the Company recorded intangible assets of approximately $222,677 million due to the purchase prices exceeding the values of the tangible net assets acquired. After identifying the tangible assets and liabilities, the Company allocated the excess to identifiable intangible assets and the remainder to goodwill.
Allocation of the purchase price among tangible and intangible assets is performed based upon information available at the time of acquisition and is subject to adjustment for up to one year after acquisition in accordance with Accounting Principles Board ("APB") Opinion No. 16. Amortization of these costs is included in depreciation and amortization in the accompanying statements of operations. The following table summarizes the intangible assets' respective amortization periods:

                        Amortization Period
         Category             (Years)
----------------------  -------------------
Acquired Customer Base                    2
License and other                      5-30
First to Market                           5
Goodwill                                 20

     IMPAIRMENT  OF  LONG-LIVED  ASSETS

     The Company periodically reviews the values assigned to long-lived assets, including property and equipment and intangibles, to determine whether any impairments have occurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in accordance with SFAS No. 121.

     An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value of an asset is determined using various techniques including, but not limited to, the present value of estimated expected future cash flows and fundamental analysis. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.


     STOCK-BASED  COMPENSATION  PLANS

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation" (Note 14), for all options granted subsequent to January 1, 1995. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

     REVENUE  RECOGNITION

     Revenues from telecommunications services and products and Internet access services are recognized when the services are provided. Invoices rendered and payments received for telecommunications services and Internet access in advance of the period when revenues are earned are recorded as deferred revenues and are recognized ratably over the period the services are provided or the term of the Internet subscription agreements, which are generally three to 12 months. Sales of prepaid phone calling cards are recorded as deferred revenues, and revenue is recognized as minutes are used or when the cards expire.

     Management believes the Company's revenue recognition policies are consistent with guidance of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

     ADVERTISING  COSTS

     The Company expenses all advertising costs as incurred. Advertising costs were $4,243,000, $409,000 and $152,000 for the years ended December 31, 2000,
1999  and  1998,  respectively.

     FOREIGN  CURRENCY  TRANSLATION

     Assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, except that fixed assets are translated at exchange rates in effect when the assets are acquired. Revenues and expenses of foreign operations are translated at average monthly exchange rates prevailing during the year, except that depreciation and amortization charges are translated at the exchange rates in effect when the related assets are acquired.

     The national currency of Panama is the U.S. dollar. In accordance with the requirements of FAS 52, the U.S. dollar is considered the functional currency of our subsidiaries in Mexico as substantially all transactions are performed with U.S. dollars. Accordingly, no foreign currency translation is required upon the consolidation of the Company's Panamanian and Mexican operations. The effects of foreign currency translation on the Company's El Salvadoran, Venezuelan, Nicaraguan, and Costa Rican operations were not material.

     NET  LOSS  PER  SHARE

     The calculation and presentation of net loss per share are in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the weighted average of shares outstanding and the dilutive effect of common stock equivalents (CSEs) issuable on the conversion of convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method). For all periods presented CSEs have been excluded from weighted average shares outstanding, as their impact was antidilutive.

     The differences between net loss and net loss available to common stockholders are 1) the beneficial conversion charge incurred with respect to the issuance of Class F and Class D (formerly Pointe Class A) Senior Convertible Preferred Stock during the second quarter of 2000 and 1999, respectively (see
Note 14), and 2) the payment of dividends issued on Class D, E (Formerly Pointe Class A and B), F and G Preferred Stock during the periods presented. The
Company  paid  the  dividends  in  additional  shares  of  Preferred  Stock.


     RECENT  ACCOUNTING  PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June, 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", in June, 1999 and SFAS No. 138, "Accounting for certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedges. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. Upon adoption of these statements, the Company expects no material impact to its results of operations or financial position as the company has no material derivative instruments.


     SOURCE  OF  SUPPLIES

     The Company relies on local and long-distance telephone companies to provide certain communications services. Although management feels that alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     There are a limited number of vendors which provide the equipment the Company is using to expand its network. If these vendors are unable to meet the Company's needs related to the timing and amount of equipment needed by the Company, it would have an adverse impact on the Company's financial position and results of operations.

     RECLASIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.


3.   FINANCIAL  CONDITION

     The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into additional operating agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under laws, regulations, licensing requirements, or telecommunications standards, (v) changes in the availability of transmission facilities, (vi) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vii) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (viii) the Company's lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $190 million as of December 31, 2000 as well as a working capital deficit of approximately $132 million and expects to continue to incur operating losses in the near future. Funding of the Company's working capital deficit including debt maturities, current and future operating losses, and expansion of the Company will require substantial continuing capital investment.

     The Company's strategy has been to fund these cash requirements through strategic asset sales, debt facilities and equity financing. During the early part of 2001, the Company has :

     Sold  $3.5  million  of  Series  G  Redeemable  Preferred  Stock
     Sold  $3.3  million  of  Series  H  Preferred  Stock
     Sold a portion of fiber from our Mexico network for $1 million and notes for $9 million due in 2001
     Actively marketed for sale its prepaid calling card business

     Additionally, the Company is currently negotiating for the potential sale of other assets or divisions, and we are in discussions with GE Capital Corp., TSG Capital and Lucent Technologies to convert additional available fixed asset borrowings into working capital borrowings. Further, the Company is working with this as well as other vendors to obtain near term bridge financing of between $20-30 million.

     Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. Due to the current unfavorable equity investment market conditions, the Company's board of directors has elected to also try to sell certain of the Company's assets or operating units. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern. Further, while management cannot estimate what, if any, price for which it may be able to sell the selected Company assets, management anticipates that it will exceed the historical carrying values of the assets in the accompanying balance sheets. Accordingly, no adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

4.     BUSINESS  COMBINATIONS  AND  ACQUISITIONS

     During 1998, the Company acquired 100% of the outstanding capital stock in four companies for cash, stock, and warrants/stock rights. All of these transactions were accounted for as purchases. On June 1, 1998, the Company acquired Galatel, a distributor of prepaid calling cards, for up to $200,000 and 300,000 shares of common stock, of which $162,500 and 175,000 shares were earned. The shares have been valued at a weighted average price of $0.90 per share, the estimated fair value at the date of issuance. On July 30, 1998, the Company acquired Pointe Communications, a Delaware corporation, for $168,000 and 590,000 warrants to purchase common stock at $1.50 for five years. The warrants have been valued at $0.49 per warrant. On August 12, 1998, the Company acquired IDTS for $150,000 and 50,000 shares of stock of which 37,589 were released in 1999. IDTS is a facilities based long distance carrier of voice, data and other types of telecommunications in the Miami, Florida market. On October 1, 1998, the Company acquired Rent-A-Line Telephone Company, LLC in a stock transaction for rights to purchase 625,000 shares at prices that range from $0.01 to $0.63 until December 31, 2000. The rights have been valued at a weighted average price of $0.44 per share. Rent-A-Line is a reseller of prepaid local telephone service. All of these transactions were accounted for as purchases and were not considered to be significant business combinations. Accordingly, no pro forma information is presented.

     During 1999, HTC, a California limited liability company licensed as a CLEC in California, merged with and into the Company. As consideration for the merger, the Company will issue 600,000 shares of common stock to the members of HTC upon satisfaction by the members of opening two competitive local exchange markets for the Company within 12 months of the closing date of the merger. At the same time, the Company entered into 36 month employment agreements with two of the members of HTC for the purpose of development and oversight of the Company's CLEC operations. In addition to base compensation and participation in the recently adopted Market Value Appreciation Stock Option Plan (Note 8), the agreements entitle the employees to receive options to purchase up to a total of 1.1 million shares of the Company's common stock at a strike price of $1.75, pursuant to the Pay for Performance Plan. Vesting of such options is according to a schedule, which includes a specified number of shares for opening each of eight CLEC markets for the Company. The transaction was accounted for as a purchase, and the shares issuable upon the opening of the CLEC markets will be valued at the date of issuance. The merger was not considered to be a significant business combination. Accordingly, no pro forma information is presented.

     On June 2, 2000, Telscape International, Inc. completed a merger with Pointe Communications Corporation ("Pointe") in accordance with the December 31, 1999, Agreement and Plan of Merger ("Merger Agreement"). The merger was an all-stock transaction in which each share of Pointe was exchanged for 0.223514 shares of Telscape common stock. The purchase method of accounting has been used to record the transaction under which Pointe is viewed as the acquirer for accounting purposes because its former shareholders own a majority of the combined company's shares. Therefore, the value of the Telscape common shares, options and warrants outstanding on the date of merger is treated as the consideration given in the merger. The value applied to the shares was based upon the market price on the date of the Merger Agreement. The Company is deemed to have issued 8,187,358 common shares at a value of $12.51 per share and 7,301,239 common stock equivalents valued under the Black-Scholes model at a weighted average price of $7.44. Due to the reverse merger accounting treatment, Pointe's balance sheet and results of operations have been used as the basis of these financial statements. Telscape's operations from June 2, 2000 through December 31, 2000 are included in the consolidated results of operations.

     In conjunction with the merger, the Company recorded intangible assets of approximately $187 million due to the purchase price exceeding the values of the tangible net assets acquired. After identifying the tangible assets and liabilities, the Company allocated the excess to identifiable intangible assets and the remainder to goodwill. Allocation of the purchase price among tangible and intangible assets was performed based upon information available at the time of acquisition and is subject to adjustment for up to one year after acquisition in accordance with APB Opinion No. 16. Amortization of these costs is included in depreciation and amortization in the accompanying statements of operations. The allocation of purchase price is as follows:

      INTANGIBLE               AMOUNT
------------------------  ----------------
  Acquired Customer Base  $    17,202,000
  License and other            16,699,000
  Goodwill                    118,634,000
  First to Market              34,906,000

     Amortization  expense  was  $13,217,757, $1,589,768, and $1,609,762 for the
years  ended  December  31,  2000,  1999,  and  1998  respectively.

     The following table presents the condensed unaudited consolidated balance sheet of Telscape on the merger date:

Current Assets               $ 24,111,135
Property and Equipment, net    63,897,290
Intangibles, net               40,898,097
                             ------------
  Total Assets               $128,906,522
                             ============

Current Liabilities          $ 65,858,530
Long Term Liabilities          43,142,527
Stockholders' Equity           19,905,465
                             ------------
   Total liabilities and
   Stockholders' Equity      $128,906,522
                             ============

     The following table presents the unaudited pro forma consolidated results of operations of the Company as though the merger took place as of the beginning of each of the periods presented:

                    Amounts  in  Thousands
                   Except  Per  Share  Data
                   Year  Ended  December  31
                       2000       1999
                  ------------  -----------
Revenues             $ 86,944   $ 57,195

Net loss              (85,437)   (52,782)

Net loss per share,
 basic and diluted   $  (5.06)  $  (5.11)

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

5.     NOTES  RECEIVABLE

     The following table summarizes the components of notes receivable as of December 31:

                                       2000           1999
                                   -------------  ------------
  Telscape International, Inc.     $           -  $ 1,518,500
  Affiliates and employees               105,494      628,836
  International business partners              -    1,140,178
  Other                                  449,165            -
  Allowance                                    -   (1,016,764)
                                   -------------  ------------
  Total                            $     554,659  $ 2,270,750
                                   =============  ============

6.     PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS

Prepaid expenses and other current assets consist of the following as of December 31:

                               2000       1999
Foreign taxes receivable    $1,465,484  $      -
Foreign IVA tax receivable   2,663,499         -
Other                        1,310,338   629,787
                            ----------  --------
Total                       $5,439,321  $629,787
                            ==========  ========

7.  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consist  of  the  following  as  of  December 31:


                                                                   2000           1999
------------------------------------------------------------------------------------------
Equipment and machinery                                       $  77,971,899   $23,360,356
Fiber optic network                                              33,379,440             -
Earth station facility                                            1,471,822     1,471,822
Software                                                         15,739,884     2,016,576
Furniture and fixtures                                            7,390,109     1,257,666
Construction in Progress                                          9,180,261     1,586,359
Other                                                             4,838,994     1,452,303
                                                              -------------  -------------
                                                                149,972,409    31,145,082
Accumulated depreciation and amortization                       (14,692,787)   (6,827,740)
                                                              -------------  -------------
Property and equipment, net of depreciation and amortization  $ 135,279,622   $24,317,342
                                                              =============  =============

Depreciation expense was $11,752,183, $2,115,774, and $1,378,422, for the years ended December, 2000, 1999 and 1998 respectively.

8.     ACCRUED  EXPENSES

Accrued  expenses  consist  of  the  following  as  of  December  31:

                                                2000         1999
----------------------------------------------------------------------
Excise Taxes Payable                         $ 7,920,365  $2,919,038
Series F Preferred Stock Commission Payable    1,012,278           -
Interconnection Rights Payable                 6,331,140     938,457
International Value Added Tax Payable          1,463,955           -
Payroll Tax Payable                              546,666           -
Foreign Taxes Payable                          1,190,825           -
Accrued Restructuring Expenses                   876,194
Customer Deposits                                289,755     229,052
Accrued Note Payable - Ascend                          -     581,898
Accrued Interest Payable                         658,781           -
Other                                          1,201,198   1,464,125
                                             -----------  ------------
Total                                        $21,491,157  $6,132,570
                                             ===========  ============

9.     LONG-TERM  OBLIGATIONS

     Long  term  obligations  consist  of  the  following  as  of  December  31:

                                                                 2000         1999
-------------------------------------------------------------------------------------
  General Electric Capital Corp.                              $59,377,221  $         -
  NTFC Note Payable (2000)                                     13,929,377            -
  NTFC Note Payable (1999)                                      4,927,129            -
  Integracion selling shareholder notes                           976,700            -
  Note Payable - Dorsey                                           750,000      750,000
  Lease Obligations - Switch Equipment                            705,677            -
  Newbridge Financial Notes - Mexico Subsidiary                   961,256            -
  Senior Subordinated Notes                                       500,000      720,278
  Notes Payable - Lenox                                           450,000            -
  Capital Lease Obligations                                     9,257,756   11,777,590
  Financing Lease Obligation - Connecticut Bank of Commerce             -    1,832,446
  Note Payable - Crist                                            400,000            -
  Receivable Purchase Facility                                          -      600,000
  Other                                                            86,384    1,591,952
                                                              ------------------------
                                                               92,321,500   17,272,266
                                                              ------------------------
  Less Current Portion                                         85,020,262    6,038,032
                                                              ------------------------

  Long Term Obligations                                       $ 7,301,238  $11,234,234
                                                              ========================

     On  September  29,  2000,  the  Company  signed  a credit agreement with GE
Capital Corp. (the "GECC Credit Agreement"). The GECC Credit Agreement provides for up to $60 million in financing under long-term repayment terms. In September 2000, the Company borrowed approximately $56 million. The Company used $1.3 million to repay a note payable to a bank, $3.5 million and $40 million to repay in full accrued interest and principal, respectively, on the 1999 Lucent Credit Agreement, $10.6 million to pay outstanding payables, and $1.6 million for debt costs associated with the GECC borrowing. The 1999 Lucent Credit Agreement was a $40 million debt facility Telscape International signed on August 1999 before its merger with Pointe Communications Corp. The Company received no net cash proceeds from this initial borrowing. In November 2000, we borrowed $1.5 million under the GECC Credit Agreement to pay outstanding equipment invoices.

     In conjunction with the repayment of the 1999 Lucent Credit Agreement, the Company wrote off approximately $656,000 of deferred loan costs that related to this debt as a component of interest expense.

     The GECC Credit Agreement requires no payments for the first year and interest-only payments for the second year. During the first year, interest can be added to the facility up to the $60 million maximum. We reached that maximum in March 2001, and we will be required to make interest payments thereafter. Beginning October 2002, the agreement requires nine semiannual principal payments, including prior accrued interest of approximately $5.2 million, plus current interest. The agreement bears interest at a per annum rate of LIBOR plus a margin of 5.8% initially which increases to 7.3 % by the fifth year (12.4 % at December 31, 2000). In conjunction with the extension, the Company issued additional warrants to purchase 710,314 shares of common stock for a period of six years at a strike price of $2.53. The warrants were valued at approximately $1.0 million and were recorded as a discount on the notes to be amortized over the 6.5-year term as a component of interest expense.

     The GECC Credit Agreement is secured by substantially all of the assets of the Company including the network assets, accounts receivable, the capital and equity interests of the subsidiaries of the Company, and all other tangible and intangible assets of the Company excluding encumbered assets at the time of signing.

     In September 2000, the Company signed a financing agreement with NTFC Capital Corporation ("NTFC"), a financing arm of GECC, for new funding of up to $16 million. The Company used part of the initial proceeds of $13.5 million to repay $13.2 million of accounts payable related to equipment for the U.S. CLEC / DLEC operations and to pay $0.3 million of loan costs. The agreement bears interest at Libor plus a margin of 5.0% (11.7% at December 31, 2000) and requires no payments the first year, then interest only payments until September 30, 2002, then 20 quarterly principal and interest payments until September 30, 2007. Interest accrued during the no payment period is added to the principal balance.

     Upon the merger with Telscape International, Inc., the Company acquired a financing arrangement with NTFC, which provided for funding of equipment purchases of up to $7.0 million. The Company has borrowed $5.6 million pursuant to this agreement. This note bears interest at 10.8% per annum and was due four interest only payments through January 1, 2000, then quarterly principal payments of $350,000 plus interest until January 2005.

     In 1998, Telscape International, Inc. issued non-interest-bearing notes to the selling shareholders when it acquired Integracion. These notes are non-interest bearing, however, the Company uses an imputed interest rate of 10% per annum. These notes mature January 1, 2001.

     During 1999, the Telscape International, Inc. renewed a $750,000 Promissory Note payable to James Dorsey, who at that time was a member of Telscape's Board of Directors (see Note 19), which earns interest at 10% and matures June 1, 2001. In conjunction with the promissory note, the Company issued 121,917 warrants to purchase common stock at $6.15, which are exercisable for a period of two years from issuance. The fair market value of these warrants was estimated to be $216,170, which has been recorded as additional paid-in capital and a discount on the note to be amortized over the term of the note. This note is unsecured.

     Upon the merger with Telscape International, Inc, the Company acquired two lease obligations for switch equipment related to the prepaid card business, which aggregate $705,677 as of December 31, 2000. They bear interest at 10.8 % and 14.6% per annum and mature in July and September 2003, respectively. They require monthly payments of principal and interest $18,000 and $6,000, respectively, until maturity. We anticipate that the eventual buyer of the prepaid business will acquire these obligations when and if the proposed sale closes (see Note 17).

     Upon the merger with Telscape International, Inc, the Company acquired three notes payable to Newbridge which aggregate $961,256 at December 31, 2000. The notes bear interests are rates that fluctuate between 10.62% and 10.93% per annum, require monthly payments that range between $14,700 and $36,435, and have maturity dates between March 31 and May 31, 2002.

     During 1995 and 1996, the Company issued, in a private offering, $2,845,000 of 12% senior subordinated notes due December 31, 2000, with attached warrants which grant the purchasers of the notes the right to buy 501,565 shares of the Company's common stock at $11.18 in 2000. Interest was payable quarterly at the rate of 12% per annum in arrears. The fair market value of the warrants issued in conjunction with the notes was estimated by the Company to be $345,000 and was recorded as additional paid-in capital and a discount on the notes. The notes are stated net of discount, which was amortized over the term of the notes. Amortization of this discount is included in the accompanying financial statements as interest expense. The notes are not secured by any assets of the Company.

     During  1998,  the  Company  entered  into  two  promissory  notes totaling
$2,000,000, which earned interest at 10% and became due in April 1999. In conjunction with these notes, the Company issued 169,871 warrants to purchase common stock at $4.47 per share for three years. The fair market value of these warrants was estimated to be $129,200, which has been recorded as additional paid-in capital and a discount on the notes amortized over the term of the notes. During the first quarter of 1999, one of the notes for $1,000,000 was refinanced with a $5,000,000 promissory note which earned interest at 10% and became due in November 1999. In conjunction with this note, the Company issued warrants to purchase 1,117,570 shares of common stock at $4.47 per share exercisable for eight months. The fair market value of these warrants was estimated to be $391,950, which has been recorded as additional paid-in capital and a discount on the notes amortized over the term of the notes. Also during the first quarter of 1999, the Company entered into three additional promissory notes totaling $5,000,000, which earned interest at 10% and became due in May and September 1999. In conjunction with the notes, the Company issued 376,994 warrants to purchase common stock at $4.47 per share exercisable for three years. The fair market value of these warrants was estimated to be $417,951, which has been recorded as additional paid-in capital and a discount on the notes amortized over the term of the notes. The Company undertook these short-term obligations in order to fund operations and network requirements in advance of a private placement of $30,000,000 of the Company's convertible preferred stock which was completed during the second quarter of 1999. All of the above notes were repaid on their respective maturities during 1999, and the 1,117,570 warrants issued with one of the notes during the first quarter of 1999 were exercised during the fourth quarter of 1999.

     On October 22, 1999, the Company signed a loan agreement with Lennox Invest Ltd. ("Lennox"), a BVI Corporation, which provided for funding of up to $10.0 million. A total of $1.5 million has been funded on this facility, which bears interest at 10% per annum. Interest on each note is to be paid at maturation of the respective note, which occurs six months after the date of each note. Of the $1.5 million funded under the facility, $1.0 million matured on April 19, 2000, and $0.5 million matured on April 26, 2000. Lennox and the Company agreed to extend the notes an additional six months from the original maturity dates and again until November 30, 2000. In conjunction with the extension, the Company issued additional warrants to purchase 178,288 shares of common stock for a period of three years at a strike price of $7.00. The warrants were valued at $72,049 and were recorded as a discount on the note amortized to interest expense over the six month extended maturity. In December 2000, the Company paid approximately $586,000 of principal and interest and issued 7,500 shares of Series G redeemable preferred stock to convert $750,000 of principal (see Note 13). In conjunction with these transactions, the Company issued a new note for $450,000, which bears interest at 10% per annum and matures on April 22, 2001.

     During 1999, the Company (and its subsidiaries) entered into capital leases with one major vendor for a total of $6.0 million. The leases generally include six months of accreted interest and 30 months of payments on a 48-month amortization schedule with a balloon payment due in the 36th month. The rates range from 7% to 14% and include options to purchase the equipment at the end of the lease period. Also, during 1998, the Company entered into five capital leases for a total value of approximately $6.2 million. The leases range from three to seven years and are payable monthly in arrears. The Company holds options to purchase the equipment at the end of the lease period for $1.00 with respect to $3.0 million, 10% with respect to $1.0 million, 15% with respect to $0.7 million, and fair market value with respect to $1.5 million.

     On May 7, 1999, the Telscape International, Inc. issued $6,850,000 in senior notes originally maturing on May 6, 2000. E. Scott Crist, CEO of the Telscape before the merger with Pointe Communications Corp., originally held $500,000 of the Senior Notes. The Senior Notes are subject to optional prepayment provisions allowing the Company to prepay a portion or all of the outstanding principal amount without premium or penalty. Under the terms of the Senior Notes, Mr. Crist received on November 6, 1999, 31,805 warrants at an exercise price of $6.69. As the Senior Notes were not paid by May 5, 2000, Mr. Crist was issued additional 31,805 warrants, and the maturity date was extended until November 6, 2000. The Company repaid $6,000,000 of the Senior Notes on August 27, 1999, upon the funding of the Lucent Credit Agreement, and $350,000 more subsequent to this date. The loan from Mr. Crist bears interest at 8% from May through November 6, 1999 and increases by 1 percent for each month thereafter (22% at December 31, 2000). Pursuant to the terms of the Senior Notes, the Company initially issued to the holders of the senior notes a total of 256,315 warrants at an exercise price of $6.68 per share. The Company estimated the fair value of the warrants by utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 54%, risk free interest rate of 5% and expected life of one year. The resulting cost of the initial 256,315 warrants of approximately $398,000 was amortized over three months, the expected term of the notes at the time they were issued. The resulting cost of the 31,805 warrants of approximately $49,000 will be amortized over one year. We paid $100,000 on the Crist note in December of 2000, and the balance at December 31, 2000 is $400,000. We are in default on this note.

     During 1997, the Company entered into a $3,000,000 sale-leaseback facility with Connecticut Bank of Commerce with regard to certain of its assets included in property and equipment. There were three leases drawn under the facility for a total of $3,000,000. The term of each lease is five years commencing December 1, 1997, February 1, 1998, and December 1, 1998, respectively. Lease payments are due monthly in arrears. The lease obligations are stated net of discount, which was amortized over the term of the lease. As of December 31, 1999, the net balance of the leases was $1,832,446. In 2000, the Company paid off the remaining balance with proceeds from the GECC Credit Agreement. In conjunction with the lease, 100,581 shares of common stock were granted to the lessor and its agent. The Company issued a guarantee with regard to these shares stating that it would reimburse the holder of these shares for the difference between $10.42 and the average closing price of the Company's stock for the 20 trading days prior to June 30, 1998. The average closing price for this period was below $10.42 resulting in an approximate $400,000 liability of the Company, which was converted into an unsecured promissory note due June 30, 1999 earning interest at 14% per annum. In conjunction with the promissory note, the holders received 26,822 warrants to purchase common stock at $3.49 for three years. The fair market value of these warrants was estimated to be $25,200, which has been recorded as additional paid in capital and a discount on the notes to be amortized over the term of the notes. The note was repaid at maturity.

     During 1999, the Company renewed a Receivable Purchase Facility Agreement, which enables it to sell its receivables to the purchaser, up to the maximum facility amount of $600,000. Receivables are sold at 60% of book value with the additional 40% representing collateral until the receivables are paid, repurchased, or substituted with other receivables, at which time the 40% is returned to the Company. Interest accrues on the purchase amount at a rate of prime plus 2%, per annum until the receivables are paid, repurchased, or substituted. As of December 31, 1999, the Company had received $600,000 for receivables sold under this facility. During the third quarter of 2000, the Company repaid this facility.

     During 1999, the Company's former subsidiary, Telecommute, entered into a $750,000 promissory note, which earns interest at 11.5% per annum and matures at the earlier of the completion of a $20 million private placement of preferred stock in Telecommute or February 13, 2000. In the second quarter of 2000, the Company deconsolidated Telecommute and extinguished this note and minority interest (see Note 12).

     During 1997, the Company issued, in a private offering, $1,180,000 principal amount of 18% convertible subordinated debentures due October 1, 2002. The debentures are convertible at any time into shares of common stock at a price of $5.37 per share. Interest is payable quarterly at a rate of 18% per annum in arrears. The debentures were noncallable for a period of one year from issuance and are not secured by any assets of the Company or guaranty. As of December 31, 2000, all of the debentures have been converted.

     As of December 31, 2000, the Company was not in compliance with certain covenants contained in the GECC and NTFC credit facilities discussed above. Additionally, the Company was obligated to obtain certain waivers and consents from third parties (including landlords, carriers, vendors, banks, etc.) by November 30, 2000. As of December 31, 2000, not all of the required consents had been obtained. We are also in default on payments of interest and/or principal on the GECC facility, the NTFC Note Payable (1999), the Integracion note, the senior subordinated notes, and the Crist note payable. For these reasons, we have classified the aforementioned notes as short term.

     Scheduled maturity of long-term obligations, including capital and financing leases, as of December 31, 2000 are as follows:

               Notes and Long    Capital Lease
                 Term Debt        Obligations       Total
2001          $    82,192,130   $    3,881,940   $86,074,070
2002                  235,502        3,828,611     4,064,113
2003                   20,000        2,065,530     2,085,530
2004                   30,000        1,720,943     1,750,943
2005                   52,305          285,806       338,111
  Thereafter           61,752                -        61,752
              -----------------------------------------------
  Total            82,591,689       11,782,830    94,374,519
  Interest                  -       (1,926,196)   (1,926,196)
  Discounts          (126,823)               -      (126,823)
              -----------------------------------------------
  Principal   $    82,464,866   $    9,856,634   $92,321,500
              ===============================================

10.  OTHER  LONG  TERM  LIABILITIES

     Other long-term liabilities consist principally of $15.8 million payable to TelMex in Mexico for interconnection rights. We recorded this amount as property, plant, and equipment. This long term portion is payable as follows:

2002   $  6,527,380
2003      9,283,765
----   ------------
       $ 15,811,145
=====  ============

11.     OTHER  INCOME

     Other income for the year ended December 31, 2000, consists principally of a $1.5 million gain on sale of plant recorded by our subsidiary, Interlink.

     Since mid-1996, a subsidiary negotiated with Sprint Communications L.P. ("Sprint") to resolve a dispute-involving Sprint's past services to the subsidiary. The Company had accrued the entire amount, which Sprint claimed. During 1997, the subsidiary reached an agreement in principle with Sprint to pay $100,000 down and $50,000 per month for 18 months for a total of $1,000,000 with release of all claims against the subsidiary regarding the remaining balance. As of December 31, 1997, the disputed balance was recorded as a deferred settlement gain on the Company's balance sheet. A definitive settlement agreement was signed during the second quarter of 1998, at which time payments commenced and the Company recognized the deferred settlement gain of $2,757,132 in other income and cost of services. This is offset by approximately $232,000 for legal fees and settlement of a lawsuit with the Company's former president over certain agreements, including an executive employment agreement.

12.     TELECOMMUTE  SOLUTIONS

     The Company's former subsidiary, Telecommute Solutions, Inc. ("TCS") completed a private placement of 2,000 shares of its $1.00 par value Series A preferred stock during 1998. The preferred stock is convertible at any time on or prior to the third anniversary date of issuance into 1,321,500 shares of Telecommute's common stock or 149,009 shares of the Company's common stock. At the same time, the purchaser also received an option to purchase 2,000 shares of Series B Preferred Stock at any time prior to August 7, 1999. The Series B shares are convertible at any time until August 7, 2001 into 528,500 shares of Telecommute or 111,757 shares of the Company's common stock. The purchaser did not exercise its option to purchase the Series B shares of Telecommute. The preferred stock is non-redeemable and nonvoting and does not pay dividends. Total proceeds received in the private placement were $2,000,000, which is recorded net of issuance costs of $18,041, as minority interest in the accompanying balance sheets.

     During the quarter ended March 31, 2000, TCS, completed a private placement of its Series B Convertible Preferred Stock for gross proceeds totaling approximately $19 million. The preferred stock is convertible into shares of TCS common stock and votes with common stockholders on an as-converted basis. Upon issuance of the Series B Preferred Stock, the TCS Series A convertible non-voting preferred stockholders converted their stock into TCS common stock. As a result of these transactions the Company's ownership of TCS was reduced from 100% to approximately 23%. Therefore, TCS is no longer a consolidated subsidiary and the Company will account for its ownership using the equity method. As of the date of deconsolidation, TCS's cumulative losses exceeded the Company's investment. Therefore, the investment account was a credit balance of approximately $3.5 million, which has been reclassed to additional paid in capital along with the minority interest related to the Class A preferred stock of approximately $2.0 million, in accordance with Staff Accounting Bulletin No.
51. TCS is in a net loss position and after the entries above, the Company's basis in the TCS investment is $0; therefore, the Company has recognized no income/loss during 2000.

13.  REDEEMABLE  PREFERRED  STOCK

     In  December  2000,  the  Company  issued  90,000  shares  of  its Series G
Redeemable Preferred Stock. The Liquidation value per share is $100. Each holder is entitled to one vote per preferred share held, and the Series G vote on the same basis as the common shareholders. Series G shares are not convertible into shares of common stock. $750,000 of this placement was to convert a note payable (See Note 9). Cash proceeds approximated $8.2 million. The Class G Preferred Stock earns dividends at a rate of 15% per annum, which are cumulative and payable in either cash or shares of Class G Preferred Stock at the Company's discretion. These shares are mandatorily redeemable by the Company on the tenth anniversary of the issue date, and there are optional redemption provisions with certain adjustments to the liquidation price. In 2000 the Company issued 922 additional shares of the Class G Preferred Stock to the holders in settlement of dividends accrued.

14.     STOCKHOLDERS'  EQUITY

     During the first quarter of 2000 the Company issued 89,499 shares of common stock in conjunction with the exercise of employee stock options. Certain of the options were issued in cashless exercise transactions in which the Company withheld from the issuance the number of shares which market value was equal to the aggregate exercise price of the options exercised. In conjunction with these cashless exercises, the Company recognized $264,524 in compensation expense. Additionally, the Company recognized compensation expense with regard to variable options in the amount of $252,418, which represents the appreciation in market price over the exercise price amortized over the vesting period of the options. Also during the quarter, the Company issued 12,923 shares of common stock in conjunction with the exercise of warrants.

     Through a number of transactions TCS was deconsolidated (see Note 12). The Company's basis in the TCS investment is $0, therefore the company has recognized no income or loss during 2000.

     On June 2, 2000, Telscape International, Inc. completed a merger with Pointe Communications Corporation (See Note 4 - Business Combinations and Acquisitions). The merger was an all-stock transaction in which each share of Pointe was exchanged for 0.223514 shares of Telscape common stock. The purchase method of accounting was used to record the transaction and Pointe was viewed as the acquirer for accounting purposes because its former shareholders own a majority of the combined Company's shares. Accordingly, Pointe's stockholders' equity is shown through the transaction date. The reduction of common stock outstanding, and the adjustment to goodwill and additional paid in capital represent the effect of the merger to the combined company.

     During the second quarter of 2000, the Company also issued 167,635 shares of common stock in conjunction with the conversion of $900,000 principal value convertible debentures; issued 98,091 shares of common stock in conjunction with the exercise of employee stock options for proceeds totaling $490,000; and issued 850,766 shares of common stock in conjunction with the exercise of warrants for proceeds totaling $2,658,160. The Company also reversed compensation expense totaling $410,148 previously recognized with regard to variable options. This reduction in expense was required as a result of a reduction in the market price below the prior quarter's price which had been used to measure compensation expense as a result of an appreciation over the strike price on certain variable options as required by APB 25.

     During  1999,  the  Company  issued  shares  of  common  stock  as follows:
5,000,000 shares at $1.00 per share in conjunction with the exercise of warrants; 625,000 shares in conjunction with the exercise of rights held by the previous owners of Rent-A-Line Telephone Company LLC, which the Company purchased during 1998; 300,000 shares as consideration for the purchase of shares in the Company's subsidiary in Venezuela owned by minority shareholders; 166,666 shares in conjunction with the conversion of 18% convertible debentures; 149,319 shares in conjunction with the exercise of options; 37,589 in conjunction with the 1998 purchase of IDTS; and 75,776 in settlement of various payables.

     During 1998, the Company issued shares of common stock through various private placement offerings as follows: 2,011,626 shares at $2.24 per share, 189,987 shares at $4.47 per share and 111,757 shares at $5.82 per share for gross proceeds totaling $6,000,000. Additionally, during the year, the Company issued 111,757 shares as commission for one of the private placements, 46,100 shares in conjunction with a merger, 6,943 shares for warrant exercises at $3.13 per share, and 26,319 shares for option exercises at $4.47 per share. In conjunction with certain of the private placements, warrants to purchase additional shares of common stock were granted to the purchasers. The warrants granted the holders the right to purchase 111,757 shares at $5.59 for a period of two years, 33.527 shares at $6.71 for three years, and 134,108 shares for $13.42 for a period of three years.

     PREFERRED  STOCK

CLASS  D  (FORMERLY  CLASS  A)  CONVERTIBLE  SENIOR  PREFERRED  STOCK

     During 1999, the Company completed a $30 million private placement offering of 10,080 shares of the Company's $0.01 par value Class A Convertible Senior Preferred Stock (the "Class A Preferred Stock") and warrants to purchase
10,800,000 shares of common stock (later reduced to 2,413,950 warrants after giving effect to the Pointe - Telscape merger in June, 2000). At the date of the merger these shares were exchanged for Class D shares as described below. The Class D Preferred Stock has a liquidation preference of $3,000 per share. Net proceeds from this offering totaled $28.1 million and are being used to fund network expansion, repay indebtedness, and fund operations. The Class D Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Class D Preferred Stock at the Company's discretion. Each share of Class D Preferred Stock is convertible at the holder's option into 479 shares of common stock (subject to adjustment for certain diluting issues) at any time while the Class D Preferred Stock remains outstanding. The Company may require the conversion of all of the Class D Preferred Stock as follows: (a) in conjunction with an offering of the Company's common stock in a firm commitment underwritten public offering at a purchase price in excess of $17.90 per common share (subject to adjustment for certain diluting issues) yielding net proceeds in excess of $30.0 million, or (b) one year after issuance if the common stock shall have been listed for trading on the New York Stock Exchange, American Stock Exchange, or the Nasdaq National Market System, and the common stock shall have traded on such exchange at a price of at least $22.37 per share (subject to adjustment for certain diluting issues) for 20 consecutive trading days and the average daily value of shares traded during that 20 day period was at least $1.0 million. On the twelfth anniversary, if the Class D Preferred Stock is still outstanding and the underlying common stock has been listed on one of the aforementioned exchanges, the Company is required to exchange the Class D Preferred Stock for common stock at a conversion price equal to the average trading price for the 20 consecutive trading days immediately prior to the exchange date. In 200 and 1999 the Company issued 1,365 and 777, additional shares of the Class D Preferred Stock to the holders in settlement of dividends accrued, respectively.

     The warrants give the holders the right to purchase 2,413,950 shares at a price of $7.27 per share exercisable for a period of five years after the issuance date, and were valued at $11.9 million, or $4.93 per share. The warrants have been included in additional paid in capital at December 31, 1999. The Company may require exercise of the warrants if the underlying common stock has been registered with the SEC and is listed on one of the aforementioned exchanges and has traded on such exchange at a price of at least $22.37 per share (subject to adjustment for certain diluting issues) for 20 consecutive trading days. The Company was required to file a registration statement with the SEC within 120 days after closing the private offering ofClass D Preferred Stock and warrants to register the shares of common stock issued or issuable upon conversion of theClass D Preferred Stock (including shares issued as dividends) and the exercise of the warrants. It has been more than 120 days since the closing, and the Company has not yet filed the registration statement. The holders of the Preferred Stock have each signed a waiver to extend the date by which the Company must file the required registration statement until April 23, 2001. This date is applicable only if we are eligible to use Form S-3.

     In conjunction with the issuance of the Preferred Stock, the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in the Emerging Issues Task Force ("EITF") 98-5. The proceeds received in conjunction with the issuance were first allocated to the $11.9 million fair value of the warrants, as calculated using the Black-scholles model. The remaining proceeds of $18.3 were allocated to the Preferred Stock. This amount was then compared to the fair market value of the shares underlying the Preferred Stock of $40.5 million, determined by multiplying the number of shares by the market price on the date of issuance of $1.875. The difference of $22.2 million has been recognized as a beneficial conversion feature on the Preferred Stock and recorded as a non-operating non-cash charge directly to accumulated deficit and an increase in additional paid in capital.

CLASS  E  (FORMERLY  CLASS  B)  CONVERTIBLE  SENIOR  PREFERRED  STOCK

     Also during 1999, the Company completed a $21 million private placement offering of convertible promissory notes (the "Notes"). The Notes accrue interest at 12% per annum compounded quarterly and payable in preferred stock at maturity. During the quarter ended December 31, 1999, the Notes and accrued interest automatically converted into 7,264 shares of the Company's $0.01 par value Class B Convertible Senior Preferred Stock (the "Class B Preferred Stock") and warrants to purchase 9,000,000 shares of common stock (2,011,626 warrants after the Telscape - Pointe merger). At the date of the merger these shares were exchanged for Class E shares as described below. Each share of the Class E Preferred Stock is convertible into 383 shares of common stock of the Company. Net proceeds from this offering totaled $20.8 million and are being used to fund network expansion, repay indebtedness and fund operations. The Class E Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Class E Preferred Stock at the Company's discretion. The Class E Preferred Stock has a liquidation preference of $3,000 per share. The dividend and liquidation rights of the Class E Preferred Stock are parri passu with the Class D Preferred Stock. Additionally, the Company may require conversion under the same conditions as the Class D Preferred Stock and if the Class E Preferred Stock is still outstanding on the twelfth anniversary from issuance, the Company is required to exchange the Preferred Stock for common stock at a conversion price equal to the average trading price for the 20 consecutive trading days immediately prior to the exchange date. In 2000 the Company issued 913 additional shares of the Class E Preferred Stock to the holders in conjunction with the merger. In 2000, The Company issued 547 shares of Series E Preferred Stock to the Series E holders as payments for accrued dividends.

     The warrants give the holders the right to purchase 2,011,626 shares at a price of $8.46 per share exercisable for a period of five years after the issuance date. The Company may require exercise of the warrants if the underlying common stock has been registered with the SEC and is listed on one of the aforementioned exchanges and has traded on such exchange at a price of at least $22.37 per share (subject to adjustment for certain diluting issues) for 20 consecutive trading days. The Company is required to file a registration statement with the SEC within 120 days of issuance of the Class E Preferred Stock to register the shares of common stock issued or issuable upon conversion of the Class E Preferred Stock (including shares issued as dividends) and the exercise of the warrants. The required date has been extended until April 23, 2001. This date is applicable only if we are eligible to use Form S-3.

     In conjunction with the issuance of the Notes, the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in EITF 98-5. As explained above, the Notes were convertible into Class B Preferred Stock and warrants, with an initial conversion price and exercise price of $2.16 and $2.33, respectively. In order to calculate the beneficial conversion feature the Company compared the total proceeds received with respect to the preferred stock and warrants underlying the Notes, including the proceeds to be received upon exercise of the warrants. The aggregate proceeds were determined to be $38.0 million. This amount was then compared to the fair market value of shares underlying the preferred stock and warrants of $40.4 million, determined by multiplying the number of shares by the market price on the date of issuance. This resulted in a $2.4 million beneficial conversion included as a discount to the Notes, as of the date of issuance amortized into interest expense the period from issuance to December 31, 1999. During the quarter ended December 31, 1999, the conversion price of the Class B Preferred Stock and the exercise price of the warrants both underlying the Notes were adjusted to $1.75 and $1.89, respectively, as a result of the fact that the Pensat Transaction did not close. During the quarter ended December 31, 1999 when the contingency resolved itself and the exchange and exercise prices were adjusted the company performed a similar calculation using the new terms. The aggregate proceeds were measured against the fair market value of the increased number of shares underlying the Notes multiplied by the market price at issuance. The market value was determined to be $49.9 million resulting in a discount of $11.9 million. Since the Notes converted on December 31, 1999, the entire discount has been recognized during 1999.

     On December 31, 1999, the convertible Promissory Notes were automatically exchanged for Class B Preferred Stock and warrants. The conversion price of the preferred stock was adjusted to $1.75 and the number of shares underlying the warrants and exercise price of the warrants were adjusted to 9.0 million and $1.89, respectively. The Company calculated the beneficial conversion feature with respect to the exchange as the increase in the fair market value of the additional securities received by the investors. The increase in the number of shares of common stock underlying the preferred stock was 2.3 million shares from 9.7 million shares to 12 million shares. The increase in value attributable to the increased number of shares is 5.4 million, which is measured, at the market price on issuance date. The increase in the value of the warrants received was $2.8 million measured as the difference between the fair market value of the original number of warrants and the adjusted number. The total beneficial conversion feature recognized in conjunction with the issuance of the Class B Preferred Stock during the fourth quarter of 1999 is the sum of the two components or $8.2 million recognized as a charge directly to accumulated deficit (and a charge to net loss available to common stockholders) and a credit to additional paid in capital.

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

CLASS  F  CONVERTIBLE  SENIOR  PREFERRED  STOCK

     In conjunction with the merger with Pointe, Telscape raised $29,575,000 and exchanged an additional $2,000,000 of debt (the senior notes described in footnote 9) for equity in a private offering of its newly designated Class F Convertible Senior Preferred Stock ("Class F Preferred Stock"). The Class F Preferred Stock has a stated value (and also a liquidation value) of $100.00 per share and was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). In connection with this offering, the Company authorized the issuance of 315,750 shares of the Class F Preferred Stock which are potentially convertible into an aggregate of 3,850,610 shares of Telscape's common stock. Additionally, in connection with the private placement, the Company authorized the issuance of warrants to purchase 1,925,305 shares of Telscape's common stock. The Class F Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Class F Preferred Stock at the Company's discretion. Each share of Class F Preferred Stock is convertible at the option of the holder into common stock at a conversion price of $8.20 per share (subject to adjustment for certain diluting issues) at any time while the Class F Preferred Stock remains outstanding. The Company has reserved the right to cause the holders of Class F Preferred Stock to convert their shares if Telscape enters into a public offering of Telscape's common stock or if after one year from issuing the Class F Preferred Stock, (1) Telscape's common stock is trading on the New York Stock Exchange, the Nasdaq National Market or the American Stock Exchange, (2) the common stock shall have traded for a period of 20 consecutive trading days at a price of $15.00 (or the adjusted figure after any stock split, stock dividend, reverse stock split or similar recapitalization event), and (3) the cumulative average daily trading volume in that period is at least $3,000,000. Telscape shall be required to exchange all of the Class F Preferred Stock for shares of Common Stock on the seventh anniversary of the issue date of the Class F Preferred Stock; provided that the shares of common stock to be issued have been registered and listed on each securities exchange, over-the-counter market or on the Nasdaq National Market on which similar securities issued by Telscape are then listed. In 2000 the Company issued 22,746 additional shares of the Class F Preferred Stock to the holders in settlement of dividends accrued.

     The warrants issued give the holders the right to purchase 1,925,306 shares of Telscape's common stock. The warrants terminate on the fifth anniversary of the date of issuance. The exercise price of the warrants is $10.00 per share, subject to adjustment in the same manner as the Class F Preferred Stock for any event that changes the number of outstanding shares of Telscape's common stock. A cashless exercise option is also available to warrant-holders. If the market price of the common stock is equal to at least $15.00 per share (as adjusted for stock splits, recapitalizations, mergers, consolidations and other similar events) for 20 consecutive trading days, Telscape has the right to cause the warrant holders to exercise the warrants. The Company is obligated to file a registration statement to register the shares underlying the Class F Preferred Stock within 150 days of the closing date. This date has been extended until April 23, 2001, and the revised date is applicable only if we are eligible to use Form S-3.

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

     COMMON  STOCK  WARRANTS

     In September 2000, for consideration of Lucent Technologies, Inc. ("Lucent") facilitating the GECC agreement, the Company issued to Lucent 710,314 warrants to purchase shares of the Company's common stock at an exercise price of $2.53 per share. These warrants have a fair value of approximately $1 million, and will be amortized over six years to interest expense, the term of the GECC Credit Agreement. Also in September, for consideration with extension of the Lennox loan, the Company issued 178,288 warrants to purchase shares of common stock at an exercise price of $7.00 per share. The Company valued these warrants at $72,049 and will expense this amount as interest expense over the six month extended maturity.

     At December 31, 2000, the Company had outstanding warrants that gave the holders the right to purchase a total of 15,132,902 shares of common stock (including the warrants issued in conjunction with the Class D, E, and F Preferred Stock, and Redeemable Preferred Stock discussed above) at prices ranging from $0.01 to $20.60 per share as summarized in the table below:

               Range of      Remaining Weighted
 Number of     Exercise        Average Life
  Shares        Prices           (Years)
---------  ---------------  -------------------
4,000,000  $          0.01                 4.9
2,873,861      2.19 - 4.47                 3.0
5,885,284      6.15 - 8.95                 3.2
2,326,525    10.00 - 13.42                 4.0
47,231       15.67 - 20.60                 1.7

STOCK  OPTION  PLANS

     1995  OPTIONS

     During 1995, the Company granted 279,393 stock options to certain key employees and directors. The director shares were subsequently changed to be issued under the Non-employee Director Stock Option Plan ("NEDSOP"). The exercise price of the stock options granted to the employees and directors is $3.13 per share, the estimated fair market value of the Company's common stock at the date of grant. Options generally vest ratably over four years and expire five years after becoming fully vested. As of December 31, 2000, 89,406 non-NEDSOP options issued in 1995 were still outstanding, of which 911 were exercisable.

     STOCK  OPTION  PLANS

     The Company had established three stock option plans prior to 1999: the Long-Term Stock Option Plan ("LTSOP"), the Incentive Stock Option Plan ("ISOP"), and the NEDSOP (collectively, the "Plans"); 670,542, 1,117,570 and 447,028 shares of common stock were authorized for issuance under each plan, respectively, by the shareholders at a special meeting held on August 31, 1998. Options are exercisable at the fair market value of the common stock (as determined by the board of directors) on the date of grant. Options generally vest ratably over four years and expire seven years after the date of grant. The plans contain various provisions pertaining to accelerated vesting in the event of significant corporate changes.

     During 1999, the Company established two new stock option plans: the Executive Market Value Appreciation Plan (the "Market Value Plan") and the Pay for Performance Stock Option Plan (the "Pay for Performance Plan"). The Market Value Plan and the Pay for Performance Plan authorize the issuance of 1,117,570 and 447,028 shares of common stock, respectively. Options under both plans are exercisable at the fair market value of the common stock (as determined by the Board of Directors) on the date of grant. Options granted under the Market Value Plan become vested on December 31 of each year outstanding at the rate of 5% of the options granted for each $1.00 of increase in the Company's stock price, and they become contingently vested in an equal number of shares but may not exercise until fully vested. The contingently vested options become fully vested on the following December 31 assuming the stock price is at least the same as that on the previous December 31 when they became contingently vested. Any optioned shares that have not vested after the seventh full year shall vest pro rata on December 31 of years eight, nine, and ten. Options granted pursuant to the Pay for Performance Planbecome eligible for accelerated vesting based upon achievement of Company, division, and individual objectives as determined on December 31 of the year of grant. Options eligible for accelerated vesting vest ratably on three consecutive December 31 beginning in the year of grant. Optionees are eligible to vest in up to 120% of the amount granted.

     The following table summarizes the activity for each plan for each of the three years in the period ended December 31, 2000.

                                 LTSOP        ISOP        NEDSOP         PFP        MVAP
                              -----------  ----------  ------------  -----------  ---------
Balance at December 31, 1997     135,002     312,129       134,108            -          -
Granted                                -     168,753             -            -          -
Forfeited                              -    (134,835)            -            -          -
Exercised                        (25,481)       (838)            -            -          -
                              -----------  ----------  ------------  -----------  ---------
Balance at December 31, 1998     109,521     345,209       134,108            -          -
Granted                                -      40,456             -      492,066    905,232
Forfeited                              -     (45,684)      (22,351)           -          -
Exercised                         (1,565)    (37,960)            -            -          -
                              -----------  ----------  ------------  -----------  ---------
Balance at December 31, 1999     107,956     302,021       111,757      492,066    905,232

Granted                                -   1,951,029             -      874,004          -
Forfeited                              -           -             -      (95,500)  (748,772)
Exercised                        (24,318)   (123,323)            -            -          -
                              -----------  ----------  ------------  -----------  ---------
Balance at December 31, 2000      83,638   2,129,727       111,757    1,270,570    156,460
                              ===========  ==========  ============  ===========  =========
Exercisable at
 December 31, 2000                83,638   1,527,057       111,757            -      7,823
                              ===========  ==========  ============  ===========  =========

     The exercise price of the stock options granted to the employees is equal to the estimated fair market value of the Company's common stock at the date of grant. During the first quarter of 1998, the Company reestablished the exercise price of all existing employees options granted under the ISOP and LTSOP, with a strike price greater than $4.47, at $4.47 per share, which was the fair market value on the date of repricing.

     STATEMENT  OF  FINANCIAL  ACCOUNTING  STANDARDS  NO.  123

     The Company accounts for its stock-based compensation related to all plans under APB 25; accordingly, no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's stock on the date of grant. For SFAS No. 123 pro forma purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                          2000   1999   1998
                          -----  -----  -----
Risk-free interest rate    5.7%   5.0%   5.0%
Expected dividend yield      0      0      0
Expected lives (years)       5      5      7
Expected volatility         64%    60%    80%

     Using these assumptions, the fair value of the stock options granted during 2000, 1999 and 1998 is $1,821,689, $6,829,428, and $685,023, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined pursuant to with the provisions of SFAS No. 123, the Company's net loss and pro forma net loss per share for 2000, 1999 and 1998 would have been as follows:

                   In thousands, except per share data
                       2000       1999       1998
                     ---------  ---------  --------
Net loss:
  As reported        $(96,497)  $(62,797)  $(9,147)
  Pro forma           (96,952)   (64,425)   (9,692)
Net loss per share
 basic and diluted:
  As reported        $  (5.71)  $  (1.36)  $ (0.22)
  Pro forma             (5.74)     (1.40)    (0.23)

     The resulting pro forma compensation cost may not be representative of that expected in future years.

     A summary of the status of the Company's stock option plans at December 31, 2000, 1999 and 1998, and changes during the years ended December 31, 2000, 1999 and 1998 are presented in the following table:

                                                 Weighted
                                  Number of       Average
                                    Shares    Exercise Price
                                  ----------  ---------------
Outstanding at December 31, 1997    655,000   $          5.46
Granted                             168,753              5.64
Forfeited                          (134,835)             4.74
Exercised                           (26,319)             4.74
                                  ----------
Outstanding at December 31, 1998    662,599              5.68
Granted                           1,482,379              7.72
Forfeited                           (68,035)             4.30
Exercised                           (39,524)             5.24
                                  ----------
Outstanding at December 31, 1999  2,037,419              7.25
Granted                           2,825,032              5.34
Forfeited                          (962,656)             4.45
Exercised                          (147,643)             5.06
                                  ----------
Outstanding at December 31, 2000  3,752,152              6.62
                                  ==========

     The following table summarizes, as of December 31, 2000, the number of options outstanding, the exercise price range, weighted average exercise price, and remaining contractual lives by plan type:

                                 Remaining
 Plan   Number of   Exercise      Weighted   Contractual Life
 Type    Shares    Price Range  Average Price    (years)
------  ---------  -----------  ------------  -------------
LTSOP      83,638  4.47 - 8.95  $       6.71            3.2
ISOP    2,129,727   4.47-12.00          7.50            7.0
NEDSOP    111,757  3.13 - 4.47          3.50            3.2
PFP     1,270,570  3.75 - 5.00          4.00            3.5
MVAP      156,460         7.83          7.83            1.5

     Total stock options exercisable at December 31, 2000, were 1,730,275 at a weighted average exercise price of $6.00.

15.  RESTRUCTURING  CHARGE

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

                               Number
Location / Function         of Employees
-----------------------   -----------------
MEXICO
Prepaid Calling Card                     26
Enterprise                               34
Call Center                              37
Administrative and other                 64


U.S.
Network Operations                       12
Administrative                           12
Prepaid Calling Card                     21
Call Center                              10
                                      -----
  Total                                 216
                                      =====

   All 216 employees were terminated as of September 30, 2000. The Company recorded lease terminating costs of approximately $204,000 principally related to redundant administrative and call center facilities in Texas. Lease terminating costs of approximately $198,000 were expensed related to administrative operations in Mexico.

   Charges for restructuring for the year ended December 31, 2000, and accrued restructuring at December 31, 2000, are as follows (in thousands):

                                         Expensed
                                        Year Ended          Accrued Costs
                                    December 31, 2000         Incurred         December 31, 2000
                                 -----------------------     -----------    -----------------------
Severance for terminated
 Employees                       $                  1,347  $      ( 1,024)  $                    323
Facilities closures                                   403            (150)                       253
Dedicated lines discontinued                          268               -                        268
Termination of public relations
 Agreement                                            583            (551)                        32
                                 ------------------------                  --------------------------
                                 $                  2,601                   $                    876
                                 ========================                  ==========================

16.  INCOME  TAXES

     The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate:

                                   YEARS  ENDED
                                   DECEMBER  31,
                                2000   1999   1998
Statutory federal tax benefit   (34)%  (34)%  (34)%
Increase (decrease) in tax
 benefit resulting from:
  State taxes, net of Federal
   benefit                        (3)    (3)    (3)
  Goodwill amortization           20      2      7
  Other                            1      2      1
  Valuation allowance             15     33     29
                                -----  -----  -----

Actual income tax (benefit)      (1)%     0%     0%

     The sources of differences between the financial accounting and tax bases of assets and liabilities which gave rise to the net deferred tax assets are as follows:

                                     2000             1999
                              ------------------  -------------
 Deferred tax assets:
  Net operating loss
    carry-forwards            $      77,787,000   $ 17,861,000
  Unearned revenue                    2,302,000        572,000
  Accrued expenses                            -        200,000
  Accounts receivable                 2,433,000        599,000
  Other                                       -         76,000
                              ------------------  -------------
                                     82,522,000     19,308,000
                              ------------------  -------------
 Deferred tax liabilities:
  Depreciation                       (4,006,000)    (1,172,000)
  Intangible Assets                 (14,652,000)             -
  Other                                (802,000)             -
                              ------------------  -------------
                                    (19,460,000)    (1,172,000)
                              ------------------  -------------
 Net deferred tax assets
  Before valuation allowance         63,062,000     18,136,000
 Valuation allowance                (77,714,000)   (18,136,000)
                              ------------------  -------------
 Net deferred tax liability   $     (14,652,000)  $          -
                              ==================  =============

     The Tax Reform Act of 1986 provided for certain limitations on the utilization of net operating loss carryforwards ("NOLs") if certain events occur, such as a 50% change in ownership. The Company has had changes in ownership, and accordingly, the Company's ability to utilize the carryforwards is limited. Also, the NOLs used to affect any taxes calculated as alternative minimum tax could be significantly less than the regular tax NOLs. The NOLs amounting to $204.7 million, will be utilized to offset taxable income generated in future years, subject to the applicable limitations and their expiration between 2006 and 2020. Since it currently cannot be determined that it is not more likely than not that the net deferred tax assets resulting from the NOLs and other temporary items will be realized, a valuation allowance for the full amount of the net deferred tax assets has been provided in the accompanying consolidated financial statements.

17.  SEGMENT  INFORMATION

     Effective  January  1998,  the  Company adopted SFAS No.  131, "Disclosures
About Segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. During 1998, the Company's management did not utilize segment data for making decisions and assessing performance because it provided various services over a single interconnected network. During 1999, management identified segments, changed its focus, and began using segment data in its decision-making process and for assessing performance.

     While management of the Company monitors the revenue and costs of services generated from each of the various services, operations are managed and financial performance is evaluated based on the delivery of multiple services being provided over a single network. As a result of multiple services being provided over a single network, there are many shared administrative expenses and shared assets related to the provision of various services to customers. Management believes that any allocation of the shared expenses or assets to the operating segments would be arbitrary and impractical. The operating segments were aggregated into reportable segments based upon such characteristics as products and services, operating methods, customers, and distribution methods. The segments include Competitive Local Exchange Carrier ("CLEC") Services, Network Services, and Corporate and Network overhead. CLEC services include local, long distance, and Internet access services provided primarily to Hispanic residential and commercial customers. Network Services include carrier terminating services and operations of the Mexico fiber optic network. Other Services include carrier terminating services and international private line provided between the U.S. and various South and Central American countries as well as voice and data services provided within various Latin American countries. Corporate and Network includes corporate and network overhead including finance and accounting, human resources, legal, information technology, LAN administration, and engineering overhead. Intersegment sales and transfers occur as segments utilize carrier capacity of other segments. Intersegment transactions are eliminated for reporting purposes.

     Revenues and cost of services by service and product offering for the year ended December 31, 2000, are as follows:

                    NETWORK                                CORPORATE &
                   SERVICES        CLEC          OTHER      NETWORK       TOTAL
----------------------------------------------------------------------------------
Revenues          $34,663,697  $ 10,009,496   $16,205,822  $        -  $60,879,015
Cost of revenues   32,824,445    10,502,426    11,226,952           -   54,553,823
----------------------------------------------------------------------------------
Gross Margin        1,839,252      (492,930)    4,978,870           -    6,325,192
SG&A               10,356,809    15,024,433    13,529,924   1,558,009   40,469,175

     Revenues and cost of services by segment for the year ended December 31, 1999, are as follows:

                    NETWORK                               CORPORATE &
                    SERVICES        CLEC        OTHER      NETWORK       TOTAL
----------------------------------------------------------------------------------
Revenues          $ 4,894,286   $  4,463,032  $1,687,477  $        -  $11,044,795
Cost of revenues    6,588,630      3,896,820   1,392,603           -   11,878,053
----------------------------------------------------------------------------------
Gross Margin       (1,694,344)       566,212     294,874           -     (833,258)
SG&A                4,080,209      2,875,029   3,239,587   5,162,051   15,356,876

Information concerning principal geographic areas is as follows:

                                      For the year ended December 31,
                                            2000          1999
                                        ------------  ------------
Revenues
   United States                        $ 32,125,909  $  6,150,509
   Mexico                                 20,366,535             -
   Costa Rica                              2,756,799     2,084,320
   Other Foreign                           5,629,772     2,809,966
                                        ------------  ------------
Total Revenues                          $ 60,879,015  $ 11,044,795
                                        ============  ============

Fixed assets, net of accumulated depreciation
   United States                        $ 59,145,217  $ 23,466,927
   Mexico                                 75,303,855             -
   Costa Rica                                 47,278        34,609
   Other Foreign                             783,272       815,806
                                        ------------  ------------
Total Fixed Assets, net                 $135,279,622  $ 24,317,342
                                        ============  ============

PROPOSED SALE  OF  PREPAID  OPERATIONS  (DISCONTINUED  OPERATIONS)

Prepaid Card services include the sale of both "on-net" (calls carried on the Company's network) and "off-net" (calls carried on other Companies networks) prepaid calling cards. As of December 31, 2000, the Company was in the process of marketing for sale its prepaid calling card business. The Company had a plan of disposal in place and an active program to find a buyer. Accordingly, in accordance with APB 30, we have accounted for these operations in the accompanying financial statements as discontinued operations.

The net assets related to the prepaid operations we anticipate to sell in this proposed transaction as of December 31, 2000 are as follows:

A/R, net of allowance of $2,068,000        $3,723,751
Prepaid expenses                              225,627
Inventory                                   1,328,518
Furniture and Leasehold improvements           31,371
Equipment                                      64,746
Vehicles                                       13,250
Equipment                                   1,702,521
                                          ------------
Total Assets                              $ 7,089,784
                                          ============

Accounts Payable                          $ 2,599,819
PIN Liability / Deferred Revenue            4,767,346
Vacation accrual                                7,057
Liabilities                                 1,053,418
Leasehold Obligations                         689,125
Divisional deficit                         (2,026,981)
                                          ------------
Total Liabilities and Divisional Deficit  $ 7,089,784
                                          ============

18.  COMMITMENTS  AND  CONTINGENCIES

     LEASES

     Operating lease expenses primarily relate to the lease of office space and equipment and include leases with affiliates. Rents charged to expense were approximately $2,529,000 $1,461,000 and $832,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, the approximate future minimum lease payments under noncancelable operating leases with initial remaining terms of more than one year are as follows for the years ended December 31:

2001        $2,330,000
2002         1,657,000
2003         1,033,000
2004           930,000
2005           564,000
Thereafter   1,142,000
            ----------
Total       $7,656,000
            ==========

     In August 1999, the Company entered into an employment agreement with the president of U.S. CLEC operations and a key employee for a period of three years. Under the agreements, they will receive annual salaries of $140,000 and $125,000, respectively, and are eligible for bonuses of up to 50% of annual salary based upon performance. Additionally, they were each granted options to purchase 550,000 shares of common stock under the Pay For Performance Plan. The options become vested according to a schedule which includes 11,178 to 22,351 shares for opening each of eight CLEC markets over three years. An open market is defined as one that generates a minimum of $25,000 gross monthly income. To date, we have opened two markets.

     The Company's subsidiary operating in Mexico must maintain certain financial ratios to operate in that country in compliance with local regulations maintained by Cofetel. As of December 31, 2000, this subsidiary is not in compliance with these ratios. While there can be no assurance, we do not believe being out of compliance will result in the cessation of operations. However, if we are forced to suspend oprations in Mexico, it will have a material adverse effect on the Company.

     LITIGATION

     The Company is subject to litigation related to matters arising in the normal course of business. Management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the results of operations or liquidity.

19.     TRANSACTIONS  WITH  AFFILIATES

     During 2000, an investment company whose principal is a Director of the Company purchased 30,000 shares of Series F Preferred Stock for $3,000,000 and 182,927 warrants to purchase common shares for $10 per share. Additionally, investment companies whose principals are Directors of the Company purchased 77,500 shares of Series G redeemable preferred stock for $7.8 million and 2,480,000 warrants to purchase common shares for $0.01.

     During the first quarter of 1999, the Company issued a $2 million promissory note to First Southeastern Corp., which is an entity affiliated with the chairman. In conjunction with the notes, the Company issued 380,000 warrants to purchase common stock at $1.00 per share. Also during the first quarter of 1999, the Company entered into a consulting contract with Multielectronica CYRF C.A., a Venezuelan company whose affiliates include two executive officers of the Company. Under the agreement, the Company is obligated to pay $37,000 per month plus related expenses for the services of the two executive officers and two engineers. The term of the contact is one year commencing March 15, 1999. The agreement automatically renews unless written notice of termination is given by either party 30 days prior to the end of the initial term.

     During 1998, the Company entered into various equity and debt private placements with officers and directors. During the first quarter, the chairman of the board of directors and another director purchased 3,400,000 and 600,000 shares of stock for $1,700,000 and $300,000, respectively. During the second quarter, the Company issued a promissory note to a director for $750,000, which is noninterest bearing and matures on June 1, 1999. In conjunction with the promissory note, the Company issued 545,455 warrants to purchase common stock at $1.375 exercisable for a period of one year from issuance. The note and the warrants were extended in May 1999 and now are due and expire, respectively, on June 1, 2001.

     During the third quarter of 1998, the Company issued a promissory note to Peachtree Capital Corporation, a company affiliated with the chairman, and a director, for $150,000 payable on demand. The note was repaid on March 15, 1999. Also during the third quarter of 1998, an executive officer purchased 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock at $3.00 per share for gross proceeds of $100,000. During the fourth quarter of 1998, the Company issued a $1 million promissory note to Cordova Capital Partners LP - Enhanced Appreciation, which is an entity affiliated with a director. In conjunction with the notes, the Company issued 380,000 warrants to purchase common stock at $1.00 per share. Also, during the fourth quarter of 1998, the Company acquired Rent-A-Line, a portion of which was owned by an executive officer at the time of acquisition. The executive officer received the right to convert a $38,150 promissory note, owed by Rent-A-Line, into 77,243 shares of The Company's common stock as consideration for his ownership of Rent-A-Line. Further during the fourth quarter of 1998, the Chairman of the Company's Board of Directors and an executive officer pledged shares of their Company common stock as collateral for the $2.0 million bridge loans entered into during the same quarter.

     During 1998 and 1999, a company affiliated with an executive officer of the Company conducted business with the Company as a distributor of prepaid calling cards. The affiliated company distributed a total of $523,026 and $602,382 of prepaid cards during 1998 and 1999, respectively. Also during 1998 and 1999, the Company provided loans to certain of its officers and key employees in the amount of $254,770.

     During 1997, the Company entered into a five year operating lease of earth station equipment located in Panama, Costa Rica and Nicaragua. There are two lessors, one of which is a company whose principal shareholder is the Chairman of the Company's board of directors, and the other is a director. The lease obligations total approximately $70,000 per annum. In conjunction with the lease, the Company issued 195,000 warrants, which grant the holders the right to purchase shares of the Company's common stock at a price of $3.00 per share.

20.  SUPPLEMENTAL  CASH  FLOW  INFORMATION

     In 2000 we paid $5.3 million of payables, $2.8 million of accrued interest, $1.6 million in loan fees, and $40 million of Lucent debt through a borrowing on our GECC facility.

     Cash paid for interest amounted to approximately $1.7 million, $2.1 million, and $1.2 million for the years ended December 31, 2000, 1999, and 1998, respectively. Cash paid for income taxes amounted to approximately $7.2 million, $0, and $0 for the years ended December 31, 2000, 1999, and 1998, respectively.

     In 2000 and 1999, the Company issued warrants with a fair value of approximately $1.1 million and $1 million respectively.

     In  2000,  1999 and 1998, the Company acquired $19,905,465, $1,146,728, and
$1,381,531, respectively, of assets in excess of liabilities assumed in business combinations.

     In  1999  and  1998,  the  Company  acquired  $6,002,111  and  $6,219,977, respectively,  in  assets  under  financing  and  capital  leases.

     In 1999, the Company exchanged a promissory note in the amount of $5 million for exercise of warrants.

     In 1998, the Company issued a note payable in the amount of $1,397,000 to satisfy operating obligations.

21.   QUARTERLY  DATA  (UNAUDITED)

2000
                                                      FIRST         SECOND          THIRD         FOURTH
                                                   ------------  -------------  -------------  -------------
Revenues. . . . . . . . . . . . . . . . . . . . .  $ 3,313,518   $  3,485,380   $ 19,034,608   $ 35,045,509
 Revenue from Discontinued Operations.              10,919,555     10,412,736     16,544,920     13,484,742
                                                   ------------  -------------  -------------  -------------
Revenue as previously reported                      14,233,073     13,898,116     35,579,528     48,530,251
                                                   ============  =============  =============  =============
Operating loss                                      (5,931,700)    (5,785,664)   (21,466,151)   (28,530,999)
 Operating loss from Discontinued
  Operations                                          (300,759)       628,855       (731,538)    (1,212,353)
                                                   ------------  -------------  -------------  -------------
Operating Loss as previously reported               (6,232,459)    (5,156,809)   (22,197,689)   (29,743,352)
                                                   ============  =============  =============  =============
Net loss. . . . . . . . . . . . . . . . . . . . .   (5,863,499)    (6,063,031)   (24,364,319)   (30,054,579)
 Net (loss) gain from discontinued
  operations                                          (304,674)       608,859       (790,696)    (1,218,896)
                                                   ------------  -------------  -------------  -------------
Net loss as previously reported . . . . . . . . .   (6,168,173)    (5,454,172)   (25,155,015)   (31,273,475)
                                                   ============  =============  =============  =============
Basic and diluted loss per share from
  continuing operations(1). . . . . . . . . . . .  $     (0.51)  $      (0.41)  $      (1.18)  $      (1.78)
Basic and diluted (loss) earnings per share
  for discontinued operations (1)                        (0.03)          0.04          (0.04)         (0.13)
Basic and diluted loss per share as
  previously reported (1)                                (0.54)         (0.37)         (1.22)             -


1999
                                                      FIRST         SECOND          THIRD         FOURTH
                                                   ------------  -------------  -------------  -------------
Revenues. . . . . . . . . . . . . . . . . . . . .  $ 1,944,291   $  2,020,227   $  2,211,343   $  2,017,385
 Revenue from Discontinued Operations.               9,609,235     11,133,839     10,754,108     12,234,493
                                                   ------------  -------------  -------------  -------------
Revenue as previously reported                      11,553,526     13,154,066     12,965,451     14,251,878
                                                   ============  =============  =============  =============
Operating loss. . . . . . . . . . . . . . . . . .   (1,215,428)    (2,291,008)    (3,547,897)    (8,371,658)
Operating loss  - Discontinued Operations           (1,357,173)    (1,628,785)    (1,970,289)    (1,574,552)
                                                   ------------  -------------  -------------  -------------
Operating loss as previously reported               (2,572,601)    (3,919,793)    (5,518,186)    (9,946,210)
                                                   ============  =============  =============  =============
Net loss. . . . . . . . . . . . . . . . . . . . .   (3,551,712)    (5,376,006)    (6,299,006)   (20,858,099)
 Net loss from discontinued operations                (107,327)       (81,406)      (237,116)    (1,780,183)
                                                   ------------  -------------  -------------  -------------
Net loss as previously reported . . . . . . . . .   (3,659,039)    (5,457,412)    (6,536,122)   (22,638,282)
                                                   ============  =============  =============  =============
Basic and diluted loss per share from
  continuing operations(1). . . . . . . . . . . .  $     (0.35)  $      (0.65)  $      (0.68)  $      (1.81)
Basic and diluted loss per share for
  discontinued operations (1)                            (0.01)         (0.04)         (0.02)         (0.15)
Basic and Diluted loss per share as
  previously reported (1)                                (0.36)         (0.69)         (0.70)         (1.96)

(1)  Earnings  (loss)  per  share  is  different  from previously reported amounts because Pointe's weighted average  shares  outstanding have been converted using the 0.223514 exchange ratio used in the June 2, 2000, merger  with  Telscape  to  account  for  the exchange of Pointe shares for Telscape shares in this business combination  which  we  accounted for as a reverse acquisition with Pointe being the acquirer for accounting purposes.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES

To Telscape International, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of TELSCAPE INTERNATIONAL, INC. and Subsidiaries included in this Form 10-K and have issued our report thereon dated April 13, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR  ANDERSEN  LLP
ARTHUR  ANDERSEN  LLP



Atlanta,  Georgia
April  13,  2001



                  TELSCAPE INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS


           Balance at
           Beginning of                         Balance at
           Period        Additions  Deductions  End of Period
FY 2000    $1,378,000   $5,024,000  $        -     $6,402,000
FY 1999       500,000    1,996,000   1,118,000      1,378,000
FY 1998*      200,000      925,000     625,000        500,000

INVENTORY  RESERVES


           Balance at
           Beginning of                         Balance at
           Period        Additions  Deductions  End of Period
FY 2000      $1,313,000   $      -    $828,000     $  485,000
FY 1999       1,047,000    450,000     184,000      1,313,000
FY 1998*        352,000    946,000     251,000      1,047,000

* Additions and deductions for 1998 include activity related to the Company's acquisitions during that year. As such, the 1998 additions do not agree to the related entries shown for the same items on the consolidated Statement of Cash Flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Arthur Andersen LLP were accountants for Pointe for the year ended December 31, 1999. Pointe was the acquirer for accounting purposes in the June 2, 2000, merger with Telscape International, Inc. which was accounting for as a reverse merger. Arthur Andersen continued as auditors for the combined company for the year ended December 31, 2000.

The Company is not aware of any disagreements on accounting and financial disclosure.

PART  III

ITEM  10.  Directors  and  Executive  Officers  of  the  Registrant

                   OFFICERS, DIRECTORS AND OTHER KEY EMPLOYEES

NAME                  AGE                     POSITION
-------------------  -----  ----------------------------------------------

Stephen E. Raville      53  Chairman of the Board, Chief Executive Officer

Peter C. Alexander      44  President and Chief Operating Officer

Steven L. Ford          48  Chief Financial Officer

Ruben Garcia            48  President, CLEC Division

Jose Juan Garrigo       35  President, Network Services

Gerald F. Schmidt       60  Director / Audit Committee Member

David C. Lee            35  Director / Audit Committee Member

Darryl B. Thompson      39  Director

Rafic A. Bizri          52  Director

William P. O'Reilly     55  Director / Audit Committee Member

E.  Scott  Crist        37  Director

STEPHEN E. RAVILLE. Mr. Raville has been a director of ours since December 14, 1995, Chairman since January 28, 1997 and Chief Executive Officer since September 12, 1997- Mr. Raville has been President of First Southeastern Corp., a private investment company, since it was formed shortly after Mr. Raville's departure from Advanced Telecommunications Corporation, or ATC, where he served as Chairman of the Board and Chief Executive Officer- Prior to the merger of ATC and Atlanta based TA Communications, Mr. Raville served as a President of TA Communications. Additionally, he was a partner in the Atlanta law firm of Hurt, Richardson, Gamer, Todd & Cadenhead. Mr. Raville currently serves on the Board of numerous private concerns. Mr. Raville also sits on the Board of Eltrax Systems, Inc.

PETER C. ALEXANDER. Mr. Alexander joined us in December 1999 with a strong record of international business successes. Most recently Mr. Alexander was President of Premiere Technologies, Inc., an Internet communications service provider. Prior to Premiere, he served as Senior Vice President of non-U.S. operations for GE Capital Information Technology Solutions, a $3.5 billion division of GE Capital Services Company. Prior to his GE affiliation, Mr. Alexander served as President of AmeriData Global Limited, an international IT services group of AmeriData Technologies, and Vice President of International Operations for Vanstar Corporation.

STEVEN L. FORD Steven Ford joined the Company as CFO in December 2000. He most recently served as Global CFO for Equifax (NYSE: EFX), a $1.8 billion provider of financial services, risk solutions and technology. He has held similar financial positions with Bostrom Seating, Horizons Technology and Brooktree Corporation, and did his professional training at Arthur Young (now E&Y). He is a CPA who holds a BBA from Cleveland State University and an MBA from the University of Southern California.

RUBEN GARCIA. Mr. Garcia joined us in July of 1999 as President of the CLEC Division. Mr. Garcia has more than twenty years of telecommunications management experience in marketing, sales and customer service. Prior to joining us, Mr. Garcia was President of HTC Communications, a California-based CLEC, acquired by us during the third quarter of 1999. He previously served as Chief Operating Officer at ConexOne Wireless, where he joined the firm as the 10th employee.
During  Mr.  Garcia's  tenure,  ConexOne  was  ranked  the  19th fastest growing
Hispanic owned firm in the U.S. and became a member of the Hispanic 500. Previously, Mr. Garcia was Vice-President and General Manager at Pacific Bell, responsible for marketing and offering services to more than 1.1 million Hispanic customers and managing 1,200 employees. His group generated over $350 million in annual revenues for Pacific Bell.

JOSE JUAN GARRIGO Mr. Garrigo joined the Company in December 2000 as President of Mexico Network Services. Prior to joining Telscape, Mr. Garrigo was Vice President of Strategic Sales and Marketing at Marcatel International, a telecommunications company in Monterrey, Mexico. He developed a successful new sales division for the company, gained exposure to financial markets by collaborating on several rounds of financing for the company. He spent eight years at MCI Telecommunications, and held several positions from Global Sales Manager to Interim Vice-President of Corporate Accounts at Avantel. Prior to that, Mr. Garrigo was actively involved in several MCI corporate national accounts, such as EDS, Chrysler and Volkswagen. Mr. Garrigo holds a BBA in International Marketing from Eastern Michigan University, and has completed graduate work in Economics from Wayne State University and in Telecommunications from Michigan State University.

GERALD  F.  SCHMIDT.  Mr.  Schmidt  joined  us  as  a  director  on February 28,
1997. Mr. Schmidt is Chairman, a director and a shareholder of Cordova Technologies, Inc. As Chairman, he is responsible for the major policy decisions of the General Partner and the Partnership. Mr. Schmidt is a co-founder of Cordova Capital and also President of Cordova Capital Inc. and Cordova Capital II, Inc., and is a shareholder and member of the Board of Directors of each. A major portion of his career was spent with Jostens, Inc., a publicly-traded NYSE company on the Standard & Poor's 500, based in Minneapolis and involved in the manufacturing and sale of motivation and recognition products to educational institutions and companies. While there, he was responsible for $170 million in sales through more than 500 independent sales representatives and led a sales and design team that won the opportunity to produce the gold, silver and bronze medals for the games of the XXIII Olympiad held in Los Angeles. Upon leaving Jostens in 1984, he spent five years as senior vice president of O'Neill Developments, Inc., a privately-held merchant developer of real estate properties headquartered in Atlanta. Mr. Schmidt left in 1988 to join Manderson & Associates, where Cordova Capital was founded. Mr. Schmidt serves on the Board of Directors of USBA Holdings, Ltd., a financial services company providing products and services to banks, Investors Financial Group, Inc., a full service broker-dealer, and Premis Corporation, a publicly traded Nasdaq company that designs, develops and markets software systems for point of sale.

DAVID C. LEE. Mr. Lee was named to our Board of Directors in June 1999 in conjunction with Sandier Capital's investment in our Class A Senior Convertible Preferred Stock. Mr. Lee is currently a Managing Director of Sandler Capital, and is experienced in a broad range of communications services. He is responsible for analyzing, structuring and managing Sandler Capital's private equity investments in the telecommunications industry. Prior to joining Sandler Capital, he was a Managing Director at Lazard Freres & Co. LLC, where he worked on a wide range of advisory and financial assignments, with special emphasis in the communications sector. Mr. Lee holds a BS in economics from The Wharton School at the University of Pennsylvania.

DARRYL B. THOMPSON. Mr. Thompson was named to our Board of Directors in June 1999 in conjunction with TSG Capital's investment in our Convertible Notes convertible into the Class B Senior Convertible Preferred Stock. Mr. Thompson is currently a Partner at TSG Capital Group. Mr. Thompson began his investment career at Morgan Stanley & Co. as a Financial Analyst and Senior Associate. He subsequently joined TLC Group, L.P., as special assistant to its Chairman, Reginald F. Lewis. At TLC, Mr. Thompson managed operating company acquisitions and financings. He joined TSG Capital as Senior Vice President in 1992. Mr. Thompson holds an AB Degree in Chemistry and Mathematics from the University of North Carolina at Chapel Hill, an MS in Technology and Policy from the Massachusetts Institute of Technology (MIT) and an MBA from Stanford University.

RAFIC A. BIZRI. Mr. Bizri was named to our Board of Directors in June 1999 in conjunction with Oger Pensat's investment in our Class A Senior Convertible Preferred Stock. Mr. Bizri is currently President and sole director of Hariri Holding, an investment company with investments throughout the United States. Prior to Hariri Holding, Mr. Bizri held the positions of Controller and Investor Representative for Mediterranean Investors Group, Controller for Holiday Inn, and Financial Officer of Saudi Oger, one of the largest construction and development companies in Saudi Arabia. Mr. Bizri also heads the Hariri Foundation-U.S.A., an organization which at its peak sponsored 2,300 scholars in the U.S. and Canada. Mr. Bizri holds a Bachelor of Accounting and Finance from Virginia Commonwealth University.

WILLIAM P. O'REILLY. Mr. O'Reilly has been a director since December 14, 1995. Mr. O'Reilly has over 20 years experience in the telecommunication industry and has initiated several successful business ventures. In 1981, he was the founder and Chief Executive Officer of Lexitel Corporation, which is currently part of ALC Communications, Inc. Mr. O'Reilly was also a founder and Chief Executive Officer of Digital Signal, a leading provider of low-cost fiber optic capacity to long distance carriers. In 1989, he acquired Military Communications Corporation, or MCC. MCC provides international public switched network services via phone centers to the U.S. military worldwide. Mr. O'Reilly sold MCC to LDDS in 1997. Mr. O'Reilly is currently Chairman and Chief Executive Officer of ELTRAX Systems, Inc., a public company.

E. SCOTT CRIST. Mr. Crist served as Chief Executive Officer of Telscape (pre-merger) from July 1996 until the merger with Pointe. Mr. Crist also serves on the board of directors of Billserve.com (NASDAQ: BLLS), SalvageSale.com, Bynari, Inc. and RealUse.com. Prior to joining Telscape, Mr. Crist was President and Chief Executive Officer for Matrix Telecom, a long-distance company which ranked #7 on THE INC. MAGAZINE list of the 500 fastest growing private companies in 1995. He also founded DNS Communications (''DNS''), a long-distance reseller. He served as DNS's Chief Executive Officer from its inception until DNS's merger with Matrix Telecom. Formerly, he served as Vice President of Acquisitions for Trammell Crow Group, where he specialized in U.S. capital market transactions. Mr. Crist has an M.B.A. from the J.L. Kellogg School at Northwestern University, and received a B.S. MAGNA CUM LAUDE in Electrical Engineering with an emphasis on telecommunications design from North Carolina State University.

     Each officer of Telscape holds office until such officer's successor is chosen and qualified in such officer's stead or until such officer's death or until such officer's resignation or removal from office. Certain officers have employment contracts with Telscape (See Employment Agreements).

     Each of the directors were elected at the Company's Annual Meeting held on June 2, 2000, and currently hold office until the next annual meeting of the Company's stockholders or until their successors are elected and qualified.

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

     Based solely on its review of the copies of Forms 3 and 4, as furnished to the Company, pursuant to the Exchange Act during its most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, it is the Company's belief that any such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, except for Form 3's related to Pointe Directors and Officers who became Telscape Directors and Officers (Peter Alexander, Richard Halevy, Ruben Garcia, Gerald Schmidt, Rafic Bizri, William O'Reilly, and Steve Raville), as necessary by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2000. Each of these Form 3's has been filed.

ITEM  11.  EXECUTIVE  COMPENSATION.

     The following table summarizes the compensation we paid to our Chief Executive Officer and all of our executive officers whose salary and bonus from us for services rendered during 2000 exceeded $100,000. Information is not included for any persons not serving as an executive officer as of December 31, 2000.

                               Annual Compensation                          Long-Term Compensation
                            --------------------------              --------------------------------
                                                                         Awards              Payouts
                                                                    ------------------       --------
                                                                                  Securities
                                                                      Restricted  Underlying
Name and                                                Other Annual    Stock      Options/    LTIP
Principal Position        Year    Salary        Bonus   Compensation    Awards       SARs     Payouts
------------------------  ----  -----------    -------  ------------  ----------  ----------  -------
Stephen E. Raville        2000    $13,000       $-           $-            $-        -          $-
Chief Executive Officer   1999     13,000        -            -             -        -           -
                          1998     10,000        -            -             -        -           -

Peter C. Alexander        2000    200,000        75,000       -             -       150,000      -
President and Chief       1999     17,692        -            -             -       223,514      -
  Operating Officer

Ruben Garcia              2000    140,000        28,000       -             -        -           -
President CLEC Division   1999     71,077        -            -             -       201,163      -

     We have adopted a Nonemployee Director Stock Option Plan pursuant to which 447,028 shares of our Common Stock have been reserved for issuance to our Nonemployee directors. Options are granted with an exercise price at fair market value on the date of grant, are exercisable upon the one year anniversary of the date of grant and expire upon the earliest to occur of:

  -  ten  years  after  the  date  of  grant,

  - one year after the recipient ceases to be a director by reason of death or disability, or

  - three months after the recipient ceases to be a director for any reason other than death or disability.

     To date, we have granted options to purchase 22,351 shares under the plan to each of the following persons:

  -  William  P.  O'Reilly,

  -  F.  Scott  Yeager,

  -  Gerald  F.  Schmidt,

  -  and  James  H.  Dorsey.

     The options vest in 5,588 share increments on each one year anniversary date of election to the board of directors. As of December 31, 2000, Messrs. O'Reilly, Yeager and Schmidt were vested in 22,351 options, and Mr. Dorsey was vested in 16,764 options.

                     SUMMARY FISCAL YEAR OPTION GRANT TABLE

                                                         PERCENT OF TOTAL
                                            NUMBER OF     OPTIONS GRANTED
                                           SECURITIES           TO         EXERCISE
                                           UNDERLYING       EMPLOYEES IN     PRICE     EXPIRATION
    NAME AND PRINCIPAL POSITION          OPTIONS GRANTED     FISCAL YEAR   PER SHARE      DATE
---------------------------------------  ----------------  --------------  ----------  ----------
Stephen E. Raville                              -                 -             -           -
  Chief Executive Officer

Peter  C.  Alexander
  President and Chief Operating Officer        150,000          10%           $3.75       8-23-09

Ruben  Garcia
  President, CLEC Division                      -                 -             -           -

These options were granted under the Pay for Performance Stock Option Plan. They terminate ten years from the grant date and become exercisable upon attainment of certain performance goals through December 31, 2001. Any unvested options as of January 1, 2002, vest ratably in the period January 1, 2002 through December 31, 2004.

                 SUMMARY  AGGREGATE  OPTION  EXERCISE  AND  VALUE  TABLE

                                                                                        VALUE OF
                                                                     NUMBER OF     UNEXERCISED IN-THE-
                                                                    UNEXERCISED    MONEY(1) OPTIONS AT
                                           SHARES                OPTIONS AT FY-END       FY-END
                                         ACQUIRED ON    VALUE      EXERCISABLE/        EXERCISABLE/
NAME AND PRINCIPAL POSITION               EXERCISE    REALIZED     UNEXERCISABLE       UNEXERCISABLE
---------------------------------------  -----------  ---------  -----------------  --------------------
Stephen E. Raville                                -         $-    22,351 / 0              $- / $-
  Chief Executive Officer

Peter C. Alexander                                -          -     2,794 / 370,720         - /  -
  President and Chief Operating Officer

Ruben Garcia                                      -          -
  President, CLEC Division                                         1,956 / 199,207         - /  -

 (1)     Assumes  a  fair  market  value  at  December  31,  2000  of  $0.97.

EMPLOYMENT  ARRANGEMENTS

     In August 1999, Pointe entered into an employment agreement with Ruben Garcia to be President of U.S. CLEC operations for a period of three years. Under the plan, Mr. Garcia will receive an annual salary of $ 140,000 and is eligible for a bonus of up to 50% of annual salary based upon performance. In addition, Mr. Garcia was granted an option under the Executive Market Value Appreciation Plan to purchase up to 78,230 shares of common stock at $7.83 per share. The options vest on December 31st of each year outstanding at the rate of 5% of the grant for each $1.00 of increase in our stock price, and they become contingently vested in an equal number of shares but may not exercise until fully vested. The contingently vested options become fully vested on the following December 31st assuming the stock price is at least the same as the previous December 31st. Additionally, Mr. Garcia was granted an option to purchase 122,933 shares of common stock under the Pay For Performance Plan. The options become vested according to a schedule which includes 11,178 to 22,351 shares for opening each of eight CLEC markets for us over three years. An open market is defined as one which generates a minimum of $25,000 gross monthly income.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     Stephen E. Raville, Darryl Thompson and Rafic Bizri serve as the Compensation Committee. Except for Mr. Raville, the Company's Chief
Executive Officer, the other directors acting on the compensation committee are not executives of the Company or its subsidiaries, and none act in a similar capacity for another entity. Additionally, no director or officer of the Company serves in a similar capacity for an entity whose officers or directors serve on the Company's compensation committee.

DIRECTORS  COMPENSATION

     The Company's directors do not receive cash compensation for their services as directors. The Company does pay for out of pocket expenses related to attending a board meeting. The Company does grant each non-employee director an option to purchase 22,351 shares of the Company's common stock, which vests over a four year period and terminates within 90 days after the person ceases to be a director.

                             Executive Compensation


     The Compensation Committee has put together compensation packages designed to attract and retain the executives. The Company bases its compensation to executives on the level of expertise the individual has for the position, the executive's performance, the compensation for similar executives in similar businesses, and the tenure of the executive with the Company. The Company attempts to align the executive pay with the Company's overall performance and to provide an incentive to the executive to achieve positive results for the Company's shareholders. The Company achieves these goals by providing the executive with competitive market salaries along with the opportunity to earn performance based bonuses and ownership in the Company through the Company's Executive Market Value Appreciation Stock Option Plan, which provides executives with the ability to accelerate the vesting of their options through exceptional performance. The Company believes that the executives have incentive to perform well because of the risk of not receiving a certain portion of the annual compensation.

     The Compensation Committee reviews the base salaries of the named executive officers annually and recommend new salaries for the next year. In the analysis, comparable market information, performance individually and as a Company, and projections for the Company are used to determine the new salary. A similar analysis is performed in determining performance bonuses, with the emphasis on the performance of the executive in the year. Additionally, stock options are granted both as reward for performance by the executive but also as incentive to the executive to remain with the Company.

     Mr. Raville does not participate in setting his personal compensation. Messrs. Thompson and Bizri and the Board generally set the compensation for the Company's Chief Executive Officer. Mr. Raville receives $13,000 annually, and he is vested in options to purchase 22,351 shares of common stock, which previously were granted to Mr. Raville under the Company's Non-employee Director Stock Option Plan when he was not an employee of the Company. Mr. Raville does not receive any other cash, stock, or stock option compensation. Mr. Raville's salary is not based on performance.

Compensation  Committee:  Stephen  E.  Raville,  Rafic  A.  Bizri, and Darryl B.
Thompson

STOCKHOLDER  RETURN  PERFORMANCE  PRESENTATION

     Set forth below is a chart comparing the yearly percentage change in the total stockholders' return on the Company's common stock against the S&P 500 and the Nasdaq Telecommunications Industry Index.

                             [GRAPHIC  OMITTED]


DESCRIPTION                   1997   1998   1999  2000

TELSCAPE  (%)                 155%   (9)%    75%  (71)%
S  &  P  500  (%)              90    150    180    (9)
NASDAQ  TELECOM  (%)           90    200    520   (70)

Source:  Bloomberg,  L.P.

     The graph assumes that all dividends were re-invested. No dividends have been declared or paid in the Company's common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth, as of December 31, 2000, information regarding the ownership of our Common Stock owned by:

  - each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of 1934) known by us to own beneficially more than 5% of the Common Stock;

  -  each  of  our  directors;

  -  each  of  the  named  executive  officers;  and

-     all  of  our  officers  and  directors  as  a  group.

                                                   Common Stock
                                                Beneficially Owned
                                                             % OF
BENEFICIAL OWNERS                                NUMBER     CLASS
-----------------                             ------------  -------
DIRECTORS AND EXECUTIVE OFFICERS

William P. O'Reilly                            134,074(2)     *
Ruben Garcia                                    262,071(3)      *

Stephen E. Raville                            1,773,532(4)    3.1%

Gerald F. Schmidt                               867,141(5)    1.5

Peter Alexander                                 373,514(6)      *

David C. Lee                                  4,582,817(7)    8.1

Rafic A. Bizri                                4,422,818(8)    7.8

Darryl B. Thompson                            7,459,644(9)   13.2

E. Scott Crist                                1,364,678(1)    2.4
                                              ------------
EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP:   21,240,289    37.6
                                              ============
BENEFICIAL OWNER OF 5% OF THE COMMON STOCK

TSG Capital Fund III, L.P.                    7,459,644(9)   13.2

Sandler Capital Partners IV, L.P.
  and Sandler Capital Partners IV FTE, L.P    4,582,817(7)    8.1

Oger Pensat Holdings Holdings, Ltd.           4,422,818(8)    7.8

     The business address for each of the above Directors and Executive Officers is  1325  Northmeadow  Parkway,  Suite  110  Roswell,  Georgia  30076.
_______________

For purposes of calculating the percentage beneficially owned, the shares of common stock deemed outstanding as of March 30, 2000, of 20,819,444 plus shares issuable by the Company pursuant to warrant or convertible Preferred Stock agreements. This total equals 56,521,059 shares.

*:  Less  than  1%

(1) Includes 327,778 options to purchase common shares at $4.50 per share, 27,836 options to purchase common shares at $8.25 per share, 69,223 warrants to purchase common shares at $6.68 per share, 31,805 warrants to purchase common shares at $11.96 per share, and 12,000 warrants to purchase common shares at $1.13 per share.

(2)  Includes Non-employee Director options of 22,351 shares at $3.13 per share.

(3)  Includes  201,163  options  to  purchase  shares  at  $7.83  per  share.

(4) Includes 1,450,560 of our shares which are owned by the Star Insurance Company ("Star"). On May 12, 1998, the shares were sold to Star by the Raville 1994 Family Limited Partnership ("Raville FLP") of which Mr. Raville is the Managing General Partner. Includes 65,000 shares owned by the Raville FLP. Includes 43,957 shares owned by Erin Raville. Mr. Raville disclaims ownership of these shares but retains full power to vote these shares. Also includes Non-employee Director option of 22,351 shares at $3.13 per share; warrants to purchase 21,793 shares at $13.42 per share; warrants to purchase 169,871 shares at $4.47 per share.

(5) Includes 670,542 shares, warrants to purchase 84,935 shares at $4.47 per share, and warrants to purchase 80,000 shares at $0.01 per share owned by Cordova Enhanced Fund LP, the ownership of shares is disclaimed. Includes Non-employee Director options of 22,351 shares at $3.13 per share.

(6) Includes 223,514 options to purchase shares at $9.51 per share and 150,000 options to purchase shares at $3.75 per share.

(7) Includes 2,905,421 shares underlying the Class D Senior Convertible Preferred Stock, warrants to purchase 1,197,396 shares for $7.27 per Share, and warrants to purchase 480,000 shares at $0.01 per share owned by Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV FTE, L.P. The reporting person disclaims beneficial ownership of these securities. Address for both Sandler Capital Partners IV, L.P. and Sandler Capital
     Partners  IV  FTE,  L.P.  is  767  Fifth  Avenue,  New  York,  NY  10153.


(8) Includes 2,905,422 shares underlying the Class D Senior Convertible Preferred Stock, warrants to purchase 1,197,396 shares for $7.27 per Share, and warrants to purchase 320,000 shares at $0.01 per share owned by Oger Pensat Holdings Ltd. The reporting person disclaims beneficial ownership of these securities. Address for Oger Pensat Holdings Ltd. is 1020 19th Street, NW, Suite 300, Washington, DC 20036.

(9) Includes 2,983,810 shares underlying the Class E Senior Convertible Preferred Stock, warrants to purchase 1,915,834 shares for $8.46 per Share, and warrants to purchase 2,560,000 shares for $0.01 per share owned by TSG Capital Fund III, L.P. The reporting person disclaims beneficial ownership of these securities. Address for TSG Capital Fund III, L.P. is 177 Broad Street, 12th Floor, Stamford, CT 06901.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     During 2000, Oger Pensat Holdings Ltd., an investment company whose principal is a Director of the Company, purchased 30,000 shares of Series F
Preferred Stock for $3,000,000 and 182,927 warrants to purchase common shares for $10 per share. Additionally, TSG Capital Fund III, L.P., Sandler Capital
Partners IV, L.P., Sandler Capital Partners IV, FTE, Cordova Enhanced Fund, L.P., and Oger Pensat Holdings Ltd., investment companies whose principals are Directors of the Company, purchased 77,500 shares of Series G redeemable preferred stock for $7.8 million and 2,480,000 warrants to purchase common shares for $0.01.

     During the first quarter of 1999, we issued a $2 million promissory note to First Southeastern Corp., which is an entity affiliated with Steve Raville, the Chairman. In conjunction with the notes, we issued 84,935 warrants to purchase common stock at $4.47 per share. Also during the first quarter of 1999, we entered into a consulting contract with Multielectronica CYRF C.A., a Venezuelan company, whose affiliates include two of our then current executive officers, Jaime Zambra and Federico Fuentes. Under the agreement, we are obligated to pay $37,000 per month plus related expenses for the services of the two executive officers and two engineers. The term of the contact is one year commencing March 15, 1999 and has renewed once.

     During 1998 and 1999, a company affiliated with an executive officer of ours conducted business with us as a distributor of prepaid calling cards. The affiliated company distributed a total of $523,026 and $602,382 of prepaid cards during 1998 and 1999, respectively. Also during 1998 and 1999, we provided loans to certain of its officers and key employees in the amount of $254,770.

     During 1998, we entered into various equity and debt private placements with officers and directors. During the first quarter, the Chairman of the Board of Directors and another Director, purchased 759,948 and 134,108 shares of stock for $1,700,000 and $300,000, respectively. During the second quarter, we issued a promissory note to a then current Director for $750,000, which is non-interest bearing and matures June 1, 2001. In conjunction with the promissory note, we issued 121,917 warrants to purchase common stock at $6.15 exercisable for a period of two years from issuance. During the third quarter of 1998, we issued a promissory note to Peachtree Capital Corporation, a company affiliated with the Chairman, and a Director, for $150,000 payable on demand. The note was repaid on March 15, 1999. Also during the third quarter of 1998, an executive officer purchased 22,351 shares of common stock and warrants to purchase 22,351 shares of common stock at $13.42 per share for gross proceeds of $100,000. During the fourth quarter of 1998, we issued a $1 million promissory note to Cordova Capital Partners LP-Enhanced Appreciation, which is affiliated with a Director. In conjunction with the notes, we issued 84,935 warrants to purchase common stock at $4.47 per share. Also, during the fourth quarter of 1998, we acquired Rent-A-Line Telephone Company, LLC ("Rent") a portion of which was owned by an executive officer at the time of acquisition. The executive officer received the right to convert a $38,150 promissory note, owed by Rent, into 17,265 shares of Common Stock as consideration for his ownership of Rent. Further during the fourth quarter of 1998, the Chairman of our Board of Directors and an executive officer pledged shares of their common stock as collateral for the $2.0 million bridge loans entered into during the same quarter.

PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

     (a)  Exhibits.  See  Index  to  Exhibits  after  signature  page.

     (b) Financial Statement Schedules: See Schedule II - Valuation and Qualifying Accounts in Item 8.

     (c)  Reports  on  Form  8-K:

          On June 16, 2000, the Company filed a report on Form 8-K reporting the change in control resulting from the merger of Telscape International, Inc. and Pointe Communications Corp.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TELSCAPE  INTERNATIONAL,  INC.
                                  (Registrant)


April  17,  2001                    /s/  STEPHEN  E.  RAVILLE
                                    -------------------------
                                     Stephen  E.  Raville
                                     Chairman of the Board,
                                     CEO and Principal Executive Officer


April  17,  2001                    /s/  STEVEN  L.  FORD
                                    -------------------------
                                    Steven  L.  Ford,
                                    CFO  and  Principal  Accounting  Officer

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE     TITLE     DATE
---------     -----     ----

April  17,  2001    /s/  GERALD  F.  SCHMIDT
                    ------------------------
                    Gerald  F.  Schmidt
                    Director

April  17,  2001    /s/  DAVID  C.  LEE
                    -------------------
                    David  C.  Lee
                    Director

April  17,  2001    /s/  DARRYL  B.  THOMPSON
                    -------------------------
                    Darryl  B.  Thompson
                    Director

April  17,  2001    /s/  RAFIC  A.  BIZRI
                    ---------------------
                    Rafic  A.  Bizri
                    Director

April  17,  2001    /s/  WILLIAM  P.  O'REILLY
                    --------------------------
                    William  P.  O'Reilly
                    Director

April  17,  2000   /s/  E.  SCOTT  CRIST
                   ---------------------
                   E.  Scott  Crist
                   Director

INDEX  OF  EXHIBITS


Exhibit  No.  Description

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

4.8*        -     Statement  of  Resolution  establishing  Series E of Preferred
                  Stock  of Telscape  International,  Inc.

4.9*        -     Statement  of  Resolution  establishing  Series D of Preferred
                  Stock  of Telscape  International,  Inc.

4.10*       -     Statement  of  Resolution  establishing  Series F of Preferred
                  Stock  of Telscape  International,  Inc.

4.11*       -     Certificate of Designation establishing  Series G of Preferred
                  Stock  of Telscape  International,  Inc.

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

 10.42      -     CREDIT  AGREEMENT  among TELEREUNION S.A. de C.V., TELEREUNION
                  INTERNATIONAL, S.A. de C.V., TELSCAPE INTERNATIONAL, INC., and
                  THE  OTHER BORROWERS PARTY HERETO and THE ADDITIONAL BORROWERS
                  FROM TIME TO TIME A PARTY HERETO collectively, as Borrowers and THE LENDERS PARTY HERETO, and GENERAL ELECTRIC CAPITAL
                  CORPORATION,  as  Administrative  Agent and Lender Dated as of
                  September  29,  2000  (filed as Exhibit 10.42 of the Company's
                  Form  10-Q  for  the  three  months ended September 30, 2000).

 10.43      -     Loan and Security Agreement dated as of September 29, 2000, by and between NTFC Capital Corporation and Pointe Communications
                  Corporation (filed as Exhibit 10.43 of the Company's Form 10-Q for the three months ended September 30, 2000).

10.44*     -      Registration  Rights  Agreement  by  and  among  Telscape
                  International, Inc. and the holders of Class D Preferred
                  Stock, dated June 2, 2000.

10.45*     -      Registration  Rights  Agreement  by  and  among  Telscape
                  International,  Inc.  and  the  holders  of  Class E Preferred
                  Stock,  dated  June  2,  2000.

10.46*     -      Registration  Rights  Agreement  by  and  among  Telscape
                  International,  Inc.  and  the  holders  of  Class F Preferred
                  Stock,  dated  June  2,  2000.

10.47*     -      Registration  Rights  Agreement  by  and  among  Telscape
                  International,  Inc.  and  the  holders  of  Class G Preferred
                  Stock,  dated  June  2,  2000.

10.48*     -      Amendment  No. 1 to Registration Rights Agreement by and among
                  Telscape  International,  Inc.  and  the  holders  of  Class D
                  Preferred  Stock,  dated  November  2000.

10.49*     -      Amendment No. 1 to  Registration Rights Agreement by and among
                  Telscape  International,  Inc.  and  the  holders  of  Class E
                  Preferred  Stock,  dated  November  2000.

10.50*     -      Amendment No. 1 to  Registration Rights Agreement by and among
                  Telscape  International,  Inc.  and  the  holders  of  Class F
                  Preferred  Stock,  dated  November  2000.

10.51*     -      Amendment No. 2 to  Registration Rights Agreement by and among
                  Telscape  International,  Inc.  and  the  holders  of  Class D
                  Preferred  Stock,  dated  December  2000.

10.52*     -      Amendment No. 2 to  Registration Rights Agreement by and among
                  Telscape  International,  Inc.  and  the  holders  of  Class E
                  Preferred  Stock,  dated  December  2000.

10.53*     -      Amendment No. 2 to  Registration Rights Agreement by and among
                  Telscape  International,  Inc.  and  the  holders  of  Class F
                  Preferred  Stock,  dated  December  2000.

10.54*     -      Warrant agreement by and among Telscape International, Inc.
                  and  the  holders  of  Class  D Preferred Stock, dated June 2,
                  2000.

10.55*     -      Warrant agreement by and among Telscape International, Inc.
                  and  the  holders  of  Class  E Preferred Stock, dated June 2,
                  2000.

10.56*     -      Warrant  agreement  by and among Telscape International, Inc.
                  and  the  holders  of  Class  F Preferred Stock, dated June 2,
                  2000.

10.57*     -      Warrant  agreement  by and among Telscape International, Inc.
                  and  the holders of Class G Preferred Stock, dated December 7,
                  2000.

10.58*     -      Amendment No. 1 to  warrant  agreement  by  and among Telscape
                  International,  Inc.  and  the  holders  of  Class D Preferred
                  Stock,  dated  November  2000.

10.59*     -      Amendment No. 1 to  warrant  agreement  by  and among Telscape
                  International,  Inc.  and  the  holders  of  Class E Preferred
                  Stock,  dated  November  2000.

10.60*     -      Amendment No. 1 to  warrant  agreement  by  and among Telscape
                  International,  Inc.  and  the  holders  of  Class F Preferred
                  Stock,  dated  November  2000.

10.61*     -      MODIFICATION OF PROMISSORY NOTE (this "Modification
                  Agreement") is made as of the 1st day of December, 2000, by and between, Telscape International, Inc., a Texas corporation
                  (the  "Company"),  and  James  H.  Dorsey  III  ("Lender").

10.62*     -      Warrant Agreement to Purchase 50,000 Shares of Common Stock of
                  Telscape  International,  Inc. between Telscape International,
                  Inc.  and  James  H.  Dorsey  III

21.1*     -  List  of  Subsidiaries

23.1*     -  Consent  of  Arthur  Andersen  LLP



----------------
*  Filed  herewith